Form 10-Q
period 2017-03-31
Owl Rock Capital Corp II
filed 2017-05-09
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 814-01219

OWL ROCK CAPITAL CORPORATION II

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-5416332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 41st Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, the registrant had 610,337 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation II (the “Company,” “Owl Rock,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•

an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	an economic downtown could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•

our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and
•	other risks, uncertainties and other factors previously identified in the reports and other documents Owl Rock Capital Corporation II has filed with the Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Balance Sheets

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
Assets
Cash and cash equivalents	$900	$900
Total Assets	$900	$900
Commitments and Contingencies (See Note 4)
Stockholders’ Equity
Common shares, $0.01 par value; 300,000,000 shares authorized; 100 shares issued and outstanding	$1	$1
Additional paid-in-capital	899	899
Total Stockholders’ Equity	$900	$900
Net Asset Value Per Share	$9.00	$9.00

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Owl Rock Capital Corporation II (“Owl Rock” or the “Company”) is a Maryland corporation formed on October 15, 2015. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). As of March 31, 2017, the Company had not commenced its investing activities. As of March 31, 2017, the Company was still devoting substantially all of its efforts to establishing the business and its planned principal operations had not commenced.

The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company will invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company.

On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represents the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as Owl Rock Capital Advisors LLC remains the investment adviser of Owl Rock Capital Corporation II. There is no current intention for Owl Rock Capital Advisors LLC to discontinue in its role.

As of April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. On April 4, 2017, the Company met its minimum offering requirement of $2.5 million and issued 277,778 shares of common stock. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for interim periods, have been included. The Company’s fiscal year ends on December 31.

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiary in its consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) - Continued

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Organization Expenses

Costs associated with the organization of the Company will be expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as prepaid and other assets on the balance sheet and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2017. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) - Continued

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On February 6, 2017, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser will perform, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the Securities and Exchange Commission (“SEC”), and managing the payment of expenses and the performance of administrative and professional services rendered by others.

The Company will reimburse the Adviser for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer and their respective staffs (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until February 6, 2019 and from year to year thereafter if approved annually by (1) the vote of the Company’s Board of Directors, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board of Directors or by the Adviser.

Investment Advisory Agreement

On February 6, 2017, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser, which became effective on April 4, 2017, the date the Company met the minimum offering requirement. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s shareholders. The Company will commence accruing fees under the Investment Advisory Agreement upon commencement of the Company’s investment operations after it meets the minimum offering requirement.

The management fee will be payable quarterly in arrears. The management fee will be payable at an annual rate of 1.75% of the average value of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts at the end of the Company’s two most recently completed calendar quarters. The management fee for any partial quarter will be appropriately prorated.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) - Continued

The determination of gross assets will reflect changes in the fair value of the Company’s portfolio investments. The fair value of derivatives and swaps held in the Company’s portfolio, which will not necessarily equal the notional value of such derivatives and swaps, will be included in the calculation of gross assets.

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee will be based on the Company’s pre-incentive fee net investment income and a portion will be based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income will be determined and paid quarterly in arrears and equals (a) 100% of the pre-incentive fee net investment income between 1.5% quarterly preferred return, and 1.875%, referred to as the upper level breakpoint, of adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 1.875% of adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront selling commissions and upfront dealer manager fees) reduced for (i) distributions paid to our stockholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.875% are also adjusted for the actual number of days in each calendar quarter.

The second component of the incentive fee, the capital gains incentive fee, will be payable at the end of each calendar year in arrears, equals 20% of cumulative realized capital gains from inception through the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 4, 2019 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Directors or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act. The Investment Advisory Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The offering expenses consist of corporate and organizational expenses relating to offerings of shares of Common Stock, subject to limitations included in Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the Common Stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs); the costs of any stockholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company) Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the independent board of directors who are not “interested persons” of the Company or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

Dealer Manager Agreement

On February 8, 2017, the Company entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. Under the terms of the Dealer Manager Agreement, Owl Rock Securities will serve as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Owl Rock Securities will earn a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees will not be paid.

Owl Rock Securities is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation (“SIPC”).

The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s directors who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Dealer Manager Agreement or by vote a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to Owl Rock Securities and the Adviser. The Dealer Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Expense Support and Conditional Reimbursement Agreement

On February 6, 2017, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser the purpose of which is to ensure that no portion of the Company’s distributions to stockholders will represent a return of capital for tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

On a quarterly basis, the Adviser will reimburse the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s stockholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence shall be referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses) (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment will automatically become a liability of the Adviser and the right to such Expense Payment shall be an asset of the Company on the last business day of the applicable quarter. The Expense Payment for any quarter shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes its books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, in accordance the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment”.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) - Continued

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter that have not been previously reimbursed by the Company to the Adviser. The payment shall be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as the Company’s total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by the Company during the fiscal year exceeds the lesser of: (i) 1.75% of the Company’s average net assets attributable to the shares of the Company’s common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter shall be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than or equal to the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is less than or equal to the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by the Company’s net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) the board of directors of the Company makes a determination to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments that have not been reimbursed by the Company to the Adviser.

Note 4. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2017, management is not aware of any pending or threatened litigation.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.6 million for the period from October 15, 2015 (Inception) to March 31, 2017. The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $1.8 million for the period from October 15, 2015 (Inception) to December 31, 2016. Under the Investment Advisory Agreement and Administration Agreement, there will be no liability on the Company’s part for the offering or organization costs paid by the Adviser until the Investment Advisory Agreement is effective and the Company has satisfied the minimum offering requirement. At such time, the Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. As the minimum offering requirement has not been satisfied as of March 31, 2017, no such costs have been recorded by the Company. See Note 3 relating to the Company’s commitment to the Adviser and its affiliates for the reimbursement of organization and offering costs paid by the Adviser.

As of April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. On April 4, 2017, the Company met its minimum offering requirement of $2.5 million and issued 277,778 shares of common stock, and therefore, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered, subject to the terms detailed in the Expense Support Agreement.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5. Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As of March 31, 2017, there was no current tax or deferred tax expense for federal or state income tax purposes. The Company will file a U.S. federal income tax return and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Note 6. Stockholders’ equity

In connection with its formation, the Company has the authority to issue 300,000,000 common shares at $0.01 per share par value. Pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-213716) filed with the SEC on February 2, 2017, the Company registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share.

On September 30, 2016, the Company issued 100 common shares for $900 to the Adviser. The Company has not engaged in any other equity transactions as of March 31, 2017. The Company received $900 in cash from the Adviser on November 17, 2016.

As of April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. On April 4, 2017, the Company met its minimum offering requirement of $2.5 million and issued 277,778 shares of common stock. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees.

On May 2, 2017, the Company increased its public offering price from $9.47 per share to $9.52 per share. The increase in the public offering price was effective as of the Company’s May 3, 2017 weekly closing and first applied to subscriptions received in good order from April 26, 2017 through May 2, 2017. In accordance with the Company’s previously disclosed share pricing policy, the Company determined that an increase in the public offering price per share was warranted following an increase in the Company’s net asset value per share to $9.04 as of May 1, 2017. As a result of the increase in the Company’s public offering price, the maximum sales load and net proceeds per share will be approximately $0.48 per share and $9.04 per share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is a newly-organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as investment adviser with the SEC. We also intend to elect to be treated, beginning with our first taxable year ending subsequent to the date we commence investment operations, and intend to qualify annually thereafter, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”).

Under our Investment Advisory Agreement, we have agreed to pay the Adviser an annual base management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we have agreed to reimburse the Adviser for the allocable portion of overhead and other expenses incurred by the Adviser in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

In connection with its formation, the Company has the authority to issue 300,000,000 common shares at $0.01 per share par value. Pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-213716) filed with the SEC on February 2, 2017, the Company registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share. On September 30, 2016, the Company issued 100 common shares for $900 to the Adviser. The Company has not engaged in any other equity transactions as of March 31, 2017. The Company received $900 in cash from the Adviser on November 17, 2016. On April 4, 2017, the Company met its minimum offering requirement of $2.5 million and issued 277,778 shares of common stock, thereby commencing operations.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years. Once we raise sufficient capital, we expect that investments will typically range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, we may make a greater number of investments in syndicated loan opportunities than we otherwise would expect to in the future.

The companies in which we intend to invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we intend to invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

While our investment strategy focuses primarily on middle market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, after meeting our minimum offering requirement, we anticipate that we will invest the proceeds from each closing generally within 30 to 90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

Key Components of Our Results of Operations

Revenues

We plan to generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts (“OID”) and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (“FINRA”) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);

•	the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting any sales and repurchases of the common stock and other securities;
•	fees and expenses payable under any dealer manager agreements, if any;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
•

expenses, including travel expense, incurred by the Administrator, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	escrow agent, transfer agent and custodial fees and expenses;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including certain travel expenses;
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;

•	the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs);
•	the costs of any stockholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers’ errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser the purpose of which is to ensure that no portion of our distributions to stockholders will represent a return of capital for tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

On a quarterly basis, the Adviser shall reimburse us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our stockholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence shall be referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses) (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the right to such Expense Payment shall be an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter shall be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, in accordance the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by us to the Adviser. The payment shall be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as our total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by us during the fiscal year exceeds the lesser of: (i) 1.75% of our average net assets attributable to the shares of our common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of our average net assets attributable to shares of our common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter shall be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than or equal to the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is less than or equal to the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) our board of directors makes a determination to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser.

Reimbursement of Administrative Services

We will reimburse our Adviser for the administrative expenses necessary for its performance of services to us. However, such reimbursement will be made at an amount equal to the lower of our Adviser’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Adviser for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Adviser. As of March 31, 2017, we have not reimbursed our Adviser for administrative expenses.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:

Limited Availability of Capital for Middle Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer traditional providers of capital to middle market companies. Traditional middle market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes, or have exited the business altogether. We believe the Basel III accord, and implemented regulations by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have significantly increased capital and liquidity requirements for banks, decreasing their capacity to hold non-investment grade leveraged loans on their balance sheets. Coupled with new risk retention requirements for collateralized loan vehicles, we believe these developments reduce the capacity of traditional lenders to serve this market segment and, as a result, have restricted the access to capital and increased the cost of borrowing for U.S. middle market companies.

Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle market companies are less able to access these markets for reasons including the following:

High Yield Market – Middle market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus “flex” – a set of terms, coupon and fee cushion that underwriters have the right to impose on the loan as a means to help the loan clear the market in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally is not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.47 trillion as of December 2016, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th Quarter 2016 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately $5.9 trillion of private sector gross domestic product (“GDP”) which, measured on a global scale, would be the fifth largest global economy. GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses.

Conservative Capital Structures. Following the credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.

Attractive Opportunities in Investments in Loans. We intend to invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issues and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Financial Condition, Liquidity and Capital Resources

We will generate cash primarily from the net proceeds of this offering and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be making investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. Immediately after we meet our minimum offering requirement, gross subscription funds will total at least $2.5 million, which will be available to us immediately upon commencing operations. Once our minimum offering requirement has been met, we intend to sell our shares on a continuous basis at a per share price of $9.47, but may, to the extent permitted or required under the rules and regulations of the SEC, be sold at a price necessary to ensure that shares not sold at a price per share, net of sales load, that is below our net asset value per share, if our net asset value per share: (i) declines more than 10% from net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share net of upfront selling commissions and dealer manager fees. In addition, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value. We will not sell our shares at a net offering price below our net asset value per share unless we obtain the requisite approval from our stockholders. Additionally, our board of directs may change the offering price at any time sucht that the public offering price, net of sales load, is equal to or greater than net asset value per share when we sell shares of common stock.

On September 30, 2016, pursuant to a private placement, we issued 100 common shares for $900 to the Adviser. We have not engaged in any other equity transactions as of March 31, 2017. We received $900 in cash from the Adviser on November 17, 2016. Furthermore, as of April 4, 2017, we received subscription agreements of $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. On April 4, 2017, we met our minimum offering requirement of $2.5 million and issued 277,778 shares of common stock. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees.

If our net asset value increases above our net proceeds per share as stated in our prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price per share that is not more than 2.5% above our net asset value. We will not sell our shares at a net offering price below our net asset value per share unless we obtain the requisite approval from our stockholders. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website.

On May 2, 2017, we increased our public offering price from $9.47 per share to $9.52 per share. The increase in the public offering price was effective for the May 3, 2017 weekly closing and first applied to subscriptions received in good order from April 26, 2017 through May 2, 2017. In accordance with our previously disclosed share pricing policy, we determined that an increase in the public offering price per share was warranted following an increase in our net asset value per share to $9.04 as of May 1, 2017. As a result of the increase in our public offering price, the maximum sales load and net proceeds per share will be approximately $0.48 per share and $9.04 per share, respectively.

We may borrow funds to make investments, including before we have fully invested the proceeds of this offering, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock.

North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our affiliates and Adviser, or our Sponsor under the Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million, or $32.5 million. Based on these requirements, our Adviser and its affiliates, while not liable directly or indirectly for any indebtedness we may incur, have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy.

Contractual Obligations

We have entered and will enter into certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with our Adviser in accordance with the 1940 Act. The Investment Advisory Agreement is effective as of April 4, 2017, the date that we met the minimum offering requirement. Our Adviser will serve as our investment adviser in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of (i) a base management fee equal to a percentage of the value of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts, and (ii) an incentive fee based on our performance.

We have entered into our Administration Agreement with our Adviser pursuant to which our Adviser furnishes us with administrative services necessary to conduct our day-to-day operations. Our Adviser will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Adviser for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Adviser.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Results of Operations

As of March 31, 2017, we had not commenced operations and have not made any investments.

Off-Balance Sheet Arrangements

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2017, we were not aware of any pending or threatened litigation.

Our Adviser has incurred organization and offering costs on our behalf in the amount of $2.6 million for the period from October 15, 2015 (Inception) to March 31, 2017. Under the Investment Advisory Agreement and Administration Agreement, there will be no liability on our part for the offering or organization costs paid by our Adviser until the Investment Advisory Agreement is effective and the Company has satisfied the minimum offering requirement. At such time, our Adviser will be entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by our Adviser have been recovered. As the minimum offering requirement has not been satisfied as of March 31, 2017, no such costs have been recorded by us.

As of April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with our Adviser. On April 4, 2017, we met the minimum offering requirement of $2.5 million and issued 277,778 shares of common stock, and therefore, our Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered, subject to the terms detailed in the Expense Support Agreement.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form N-2 filed with the SEC.

Valuation of Investments

Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available will typically valued at the bid price of those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board will undertake a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•

With respect to investment for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•	The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•	The Board reviews the recommended valuations and determines the fair value of each investment.

We will conduct this valuation process on a quarterly basis.

We will apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, we will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we will apply the valuation policy approved by our Board that is consistent with ASC 820.  Consistent with the valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Revenue Recognition

We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. OID, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amount.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Organization and Offering Expenses

Costs associated with the organization of the Company will be expensed as incurred. Costs associated with the continuous offering, excluding the sales load, will be capitalized on our balance sheet as deferred offering expenses and amortized over a twelve-month period from incurrence.

Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form N-2, filed with the SEC on February 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Amendment(1)

3.2	Form of Bylaws of the Registrant(1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)      Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-213716), filed on April 4, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: May 9, 2017	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 9, 2017	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Financial Officer and Chief Operating Officer