Form 10-Q
period 2017-06-30
Owl Rock Capital Corp II
filed 2017-08-09
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 2,720,311 shares of common stock, $0.01 par value per share, outstanding.

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

•	an economic downturn could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

•	the effect of legal, tax and regulatory changes; and
•	other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1940 Act”).

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments at fair value (amortized cost of $16,202 and $0, respectively)	$16,196	$—
Cash and cash equivalents	11,918	1
Due from Adviser	284	—
Interest receivable	104	—
Prepaid expenses and other assets	34	—
Total Assets	$28,536	$1
Liabilities
Debt	10,000	—
Management fees payable	35	—
Accrued expenses and other liabilities	323	—
Total Liabilities	10,358	—
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 2,012,803 and 100 shares issued and outstanding, respectively	20	0
Additional paid-in-capital	18,164	1
Net unrealized gain (loss) on investments	(6)	—
Total Net Assets	18,178	1
Total Liabilities and Net Assets	$28,536	$1
Net Asset Value Per Share	$9.03	$9.00

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$142	$142
Other income	6	6
Total investment income from non-controlled, non-affiliated investments	148	148
Total Investment Income	148	148
Operating Expenses
Initial organization	274	274
Interest expense	17	17
Management fees	35	35
Professional fees	343	343
Directors' fees	85	85
Other general and administrative	336	336
Total Operating Expenses	1,090	1,090
Expense Support	(1,061)	(1,061)
Net Operating Expenses	29	29
Net Investment Income (Loss)	$119	$119
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$(6)	$(6)
Total Net Unrealized Gain (Loss)	(6)	(6)
Net realized gain (loss):
Non-controlled, non-affiliated investments	5	5
Total Net Realized Gain (Loss)	5	5
Total Net Realized and Unrealized Gain (Loss)	(1)	(1)
Net Increase (Decrease) in Net Assets Resulting from Operations	$118	$118
Earnings Per Share - Basic and Diluted	$0.14	$0.14
Weighted Average Shares Outstanding - Basic and Diluted	813,707	813,707

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments as of June 30, 2017

(Amounts in thousands)

(Unaudited)

Company(1)(2)(3)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(5)(7)	Second lien senior secured loan	L + 7.75%	11/4/2022	$4,000	$3,961	$3,960	21.8%
Business services
CIBT Global, Inc(5)(7)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	976	975	5.4%
Consumer products
Feradyne Outdoors, LLC(5)(7)	First lien senior secured loan	L + 6.25%	5/25/2023	1,000	988	988	5.4%
Distribution
Dade Paper & Bag, LLC (dba Imperial)(5)(6)	First lien senior secured loan	L + 7.50%	6/9/2024	4,000	3,921	3,920	21.6%
Healthcare equipment and services
Geodigm Corporation (dba National Dentex)(5)(7)(11)	First lien senior secured loan	L + 6.54%	12/1/2021	888	879	879	4.8%
Geodigm Corporation (dba National Dentex)(5)(8)(10)(11)	First lien senior secured delayed draw term loan	L + 6.54%	7/31/2017	—	—	—	—%
PetVet Care Centers, LLC(5)(7)	First lien senior secured loan	L + 6.00%	6/8/2023	640	633	633	3.5%
PetVet Care Centers, LLC(5)(6)(8)	First lien senior secured revolving loan	L + 6.00%	6/8/2023	3	3	3	—%
PetVet Care Centers, LLC(5)(8)(9)(10)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	—	(3)	(3)	—%
				1,531	1,512	1,512	8.3
Human resource support services
SABA Software, Inc.(5)(6)	First lien senior secured loan	L + 5.50%	5/1/2023	450	445	445	2.4%
SABA Software, Inc.(5)(8)(9)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	(1)	(1)	—%
				450	444	444	2.4
Internet software and services
Dominion Web Solutions, LLC(5)(6)	First lien senior secured loan	L + 6.25%	6/15/2024	942	928	928	5.1%
Dominion Web Solutions, LLC(5)(8)(9)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	—	(1)	(1)	—%
				942	927	927	5.1
Manufacturing
Blount International, Inc.(5)(6)	First lien senior secured loan	L + 5.00%	4/12/2023	500	500	500	2.8%
Pexco LLC(5)(7)	Second lien senior secured loan	L + 8.00%	5/8/2025	3,000	2,973	2,970	16.3%
				3,500	3,473	3,470	19.1
Total Debt Investments				$16,423	$16,202	$16,196	89.1%
Total Investments				$16,423	$16,202	$16,196	89.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
(2)

Unless otherwise indicated, all investments are non-controlled, non-affiliated investments.  Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(3)	Unless otherwise indicated, all investments are considered Level 3 investments.

(4)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)

Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of June 30, 2017 was 1.22%.
(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of June 30, 2017 was 1.30%.
(8)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(9)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(10)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(11)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Six Months Ended
June 30, 2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$119
Net unrealized gain (loss) on investments	(6)
Net realized gain (loss) on investments	5
Net Increase in Net Assets Resulting from Operations	118
Distributions
Net investment income	(119)
Net realized gains	(5)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(124)
Capital Share Transactions
Issuance of shares of common stock	18,179
Reinvestment of shareholders' distributions	4
Net Increase in Net Assets Resulting from Capital Share Transactions	18,183
Total Increase in Net Assets	18,177
Net Assets at Beginning of Period	1
Net Assets at End of Period	$18,178
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$—

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Six Months Ended
June 30, 2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$118
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(17,200)
Net change in unrealized gain (loss) on investments	6
Proceeds from sales of investments	1,005
Net realized (gain) loss	(5)
Net amortization of discount on investments	(2)
Changes in operating assets and liabilities:
(Increase) decrease in due from Adviser	(284)
(Increase) decrease in interest receivable	(104)
(Increase) decrease in prepaid expenses and other assets	(34)
Increase (decrease) in management fees payable to affiliate	35
Increase (decrease) in accrued expenses and other liabilities	323
Net cash used in operating activities	(16,142)
Cash Flows from Financing Activities
Borrowings on Promissory Note	14,500
Repayments of Promissory Note	(4,500)
Proceeds from issuance of common shares	18,179
Distributions paid to shareholders	(120)
Net cash provided by financing activities	28,059
Net increase in cash and cash equivalents	11,917
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$11,918

Supplemental Information
Interest paid during the period	$2
Distributions declared during the period	$(124)
Reinvestment of distributions during the period	$4

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business

Owl Rock Capital Corporation II (“Owl Rock” or the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company may invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and intends to qualify as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company.

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board of Directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represents the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the investment adviser of the Company. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser and met its minimum offering requirement of $2.5 million. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees. In April 2017, the Company made its first portfolio company investment.

The Board expects to contemplate a liquidity event for its shareholders three to four years after the completion of the offering. The Company will consider the offering period to be complete as of the termination date of the most recent public equity offering if the Company has not conducted a public equity offering in any continuous two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation to the Company and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser.  A liquidity event involving a merger or sale of all or substantially all of the Company’s assets would require the approval of its shareholders in accordance with the Company’s charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow the Company to retain its investment portfolio intact. If the Company determines to list securities on a national securities exchange, the Company expects to, although is not required to, maintain its external management structure. If the Company has not consummated a liquidity event by the five-year anniversary of the completion of the offering, the Board will consider (subject to any necessary Shareholder approvals and applicable requirements of the 1940 Act) liquidating the Company and distributing cash to its shareholders, and dissolving the Company in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for interim periods, have been included. The Company commenced operations on April 4, 2017, and therefore comparative financial statements are not presented. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s Audit Committee, and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•

With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;

•	Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

•	The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•	The Board reviews the recommended valuations and determines the fair value of each investment.

The Company conducts this valuation process on a quarterly basis.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring, and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to our portfolio companies.

Organization Expenses

Costs associated with the organization of the Company are expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Expenses

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statement of assets and liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are generally expected to be reimbursed by the Company’s portfolio companies, are typically deferred until the transaction is consummated and are recorded in prepaid expenses and other assets on the date incurred. The costs of successfully completed investments not otherwise reimbursed are borne by the Company and are included as a component of the investment’s cost basis.

Cash advances received in respect of transaction-related expenses are recorded as cash and cash equivalents with an offset to accrued expenses and other liabilities. Accrued expenses and other liabilities are relieved as reimbursable expenses are incurred.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2017. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

Distributions to Common Shareholders

Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiary in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On February 6, 2017, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company reimburses the Adviser for certain organization costs incurred prior to the commencement of the Company’s operations, and for certain offering costs.

The Company reimburses the Adviser for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for it by such affiliate or third party.

For the three and six months ended June 30, 2017, the Company incurred expenses of approximately $0.3 million and $0.3 million, respectively.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Unless earlier terminated as described below, the Administration Agreement will remain in effect until February 6, 2019 and from year to year thereafter if approved annually by (1) the vote of the Company’s Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

Investment Advisory Agreement

On February 6, 2017, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser, which became effective on April 4, 2017, the date the Company met the minimum offering requirement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay a performance based incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

The management fee is payable quarterly in arrears. The management fee is payable at an annual rate of 1.75% of the average value of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts at the end of the Company’s two most recently completed calendar quarters. The management fee for any partial quarter is appropriately prorated. The determination of gross assets will reflect changes in the fair value of the Company’s portfolio investments. The fair value of derivatives and swaps held in the Company’s portfolio, which will not necessarily equal the notional value of such derivatives and swaps, will be included in the calculation of gross assets.

For the three and six months ended June 30, 2017, the Company incurred management fees of approximately $35 thousand and $35 thousand, respectively.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee will be based on the Company’s pre-incentive fee net investment income and a portion will be based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears and equals (a) 100% of the pre-incentive fee net investment income between 1.5% quarterly preferred return, and 1.875%, referred to as the upper level breakpoint, of adjusted capital, plus (b) 20% of pre-incentive fee net investment income in excess of 1.875% of adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront selling commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.875% are also adjusted for the actual number of days in each calendar quarter.

For the three and six months ended June 30, 2017, the Company did not incur a performance based incentive fee based on net investment income.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears, and equals 20% of cumulative realized capital gains from inception through the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gain incentive fee, pursuant to the interpretation of the American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the three and six months ended June 30, 2017, the Company did not accrue a performance based incentive fee based on capital gains.

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The offering expenses consist of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

For the three and six months ended June 30, 2017, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization expenses of $0.3 million and $0.3 million, respectively.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 4, 2019 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the of directors

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

who are not “interested persons” of the Company or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation and/or other portfolio funds established by the Adviser that could avail themselves of the exemptive relief.

Dealer Manager Agreement

On February 8, 2017, the Company entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. Under the terms of the Dealer Manager Agreement, Owl Rock Securities serves as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Owl Rock Securities will earn a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees will not be paid.

Owl Rock Securities is an affiliate of Owl Rock Capital Partners LP and will not make an independent review of the Company or the offering. This relationship may create conflicts in connection with the dealer manager’s due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in the Company’s prospectus for accuracy and completeness, due to its affiliation with the Adviser, no independent review of the Company will be made in connection with the distribution of its shares.

Owl Rock Securities is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority and a member of the Securities Investor Protection Corporation.

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

Expense Support and Conditional Reimbursement Agreement

On February 6, 2017, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders will represent a return of capital for tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

On a quarterly basis, the Adviser reimburses the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies. “Available Operating Funds” means the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment will automatically become a liability of the Adviser and the right to such Expense Payment will be an asset of the Company on the last business day of the applicable quarter. The Expense Payment for any quarter will be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closes its books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, in accordance the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter that have not been previously reimbursed by the Company to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as the Company’s total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by the Company during the fiscal year exceeds the lesser of: (i) 1.75% of the Company’s average net assets attributable to the shares of the Company’s common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by the Company’s net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) the Board of the Company makes a determination to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support Agreement, that have not been reimbursed by the Company to the Adviser.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

As of June 30, 2017, the amount of Expense Support Payments provided by the Adviser since inception is $1.1 million. Management believes that the Reimbursement Payments by the Company to the Adviser were not probable under the terms of the Expense Support Agreement as of June 30, 2017. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	7.0%	June 30, 2020	1.75%
Total	$1,061

________________

(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of such date.

(2)	Represents the lesser of Other Operating Expenses or 1.75% of average net assets.

License Agreement

The Company has entered into a license agreement (the “License Agreement”) with Owl Rock Capital Partners LP, pursuant to which Owl Rock Capital Partners LP has granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investments at fair value consisted of the following as of June 30, 2017:

	June 30, 2017
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,292	$8,291
Second-lien senior secured debt investments	7,910	7,905
Total Investments	$16,202	$16,196

The industry composition of investments based on fair value as of June 30, 2017 was as follows:

June 30, 2017
Buildings and real estate	24.5%
Business services	6.0
Consumer products	6.1
Distribution	24.2
Internet software and services	5.7
Healthcare equipment and services	9.3
Human resource support services	2.8
Manufacturing	21.4
Total	100.0%

The geographic composition of investments based on fair value as of June 30, 2017 was as follows:

June 30, 2017
United States:
Midwest	42.8%
Northeast	28.1
South	17.2
West	11.9
Total	100.0%

Note 5. Fair Value of Investments

Investments

The following tables presents the fair value hierarchy of investments as of June 30, 2017:

	Fair Value Hierarchy as of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$8,291	$8,291
Second-lien senior secured debt investments	—	—	7,905	7,905
Total Investments	$—	$—	$16,196	$16,196

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended June 30, 2017:

	As of and for the Three Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	8,292	7,908	16,200
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	(2)	(4)	(6)
Net amortization of discount on investments	1	1	2
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$8,291	$7,905	$16,196

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at June 30, 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2017 on Investments Held at June 30, 2017
First-lien senior secured debt investments	$(2)
Second-lien senior secured debt investments	(4)
Total	$(6)

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2017:

	As of and for the Six Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	8,292	7,908	16,200
Proceeds from investments, net	—	—	—
Net change in unrealized gain (loss)	(2)	(4)	(6)
Net amortization of discount on investments	1	1	2
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$8,291	$7,905	$16,196

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at June 30, 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2017 on Investments Held at June 30, 2017
First-lien senior secured debt investments	$(2)
Second-lien senior secured debt investments	(4)
Total	$(6)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2017. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$8,291	Recent Transaction	Transaction Price	98.0-100.0 (98.5)	Increase
Second-lien senior secured debt investments	$7,905	Recent Transaction	Transaction Price	97.5-99.0 (98.8)	Increase

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers,

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, EBITDA, or some combination thereof and comparable market transactions typically would be used.

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s promissory note, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2017, approximates their carrying value.

The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2017, the asset coverage was 281.5%.

Promissory Note

On May 18, 2017, the Company, as borrower, entered into a promissory note (the “Promissory Note”) with the Adviser to borrow up to an aggregate of $10 million dollars from the Adviser. The borrower may re-borrow any amount, under a series of similar promissory notes; however, there is no funding commitment between the Adviser and the Company, and the total outstanding borrowings from the Lender cannot exceed $10 million dollars.

The interest rate on the borrowed amount is determined under the Loan and Security Agreement, dated as of February 22, 2017, by and among the Adviser, as borrower, and East West Bank. The unpaid principal balance of the Promissory Note and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by the Adviser, and in any event due and payable in full no later than January 15, 2018. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Debt obligations consisted of the following as of June 30, 2017:

	June 30, 2017
($ in thousands)	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$10,000	$—	$10,000
Total Debt	$10,000	$—	$10,000

For the three and six months ended June 30, 2017, the components of interest expense were as follows:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Interest expense	$17	$17
Total Interest Expense	$17	$17
Average interest rate(1)	4.5%	4.5%
Average daily borrowings(1)	$3,052	$3,052

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through June 30, 2017.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Companies

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2017, the Company had the following outstanding commitments:

Company	Investment	June 30, 2017
($ in thousands)
Dominion Web Solutions, LLC	First lien senior secured revolving loan	$58
Geodigm Corporation (dba National Dentex)	First lien senior secured delayed draw term loan	112
PetVet Care Centers, LLC	First lien senior secured revolving loan	56
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	300
SABA Software, Inc.	First lien senior secured revolving loan	50
Total		$576

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $2.6 million for the period from October 15, 2015 (Inception) to June 30, 2017, of which $0.3 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2017, management is not aware of any pending or threatened litigation.

Note 8. Net Assets

Share Issuances

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

On April 4, 2017, the Company received subscription agreements totaling $10 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser and met its minimum offering requirement of $2.5 million. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of selling commission and dealer management fees.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the offering	2,012,308	$18,270
Reinvestment of distributions	395	4
Shares/gross proceeds from the offering	2,012,703	18,274
Sales load	—	(91)
Total shares/net proceeds	2,012,703	$18,183

In the event of a material decline in our net asset value per share, which the Company considers to be a 2.5% decrease below its current net offering price, the Company’s Board will reduce the offering price in order to establish a new net offering price per share that is not more than 2.5% above the net asset value. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, the Board increased the offering price per common stock on certain dates. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
Total	$0.15	$124

On June 28, 2017, the Board declared regular weekly cash distributions for July 2017 through September 2017. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the respective weekly record date.

On August 8, 2017, the Board declared regular weekly cash distributions for October 2017 through December 2017. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates.

With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through June 30, 2017, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$119	96.0%
Net realized gains on investments	0.01	5	4.0%
Total	$0.15	$124	100.0%

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Increase (decrease) in net assets resulting from operations	$118	$118
Weighted average shares of common stock outstanding—basic and diluted	813,707	813,707
Earnings per common share-basic and diluted	$0.14	$0.14

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2017:

(amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2017
Per share data:
Net Asset Value at beginning of period	$9.00
Results of operations:
Net investment income(1)	0.15
Net realized and unrealized gain (loss) on investments(1)	—
Net increase in net assets resulting from operations	0.15
Shareholder distributions:
Distributions from net investment income(2)	(0.14)
Distributions from net realized gains(2)	(0.01)
Net decrease in net assets from shareholders' distributions	(0.15)
Capital share transactions:
Issuance of common stock above net asset value	0.03
Net increase in net assets resulting from capital share transactions	0.03
Net Asset Value at end of period	$9.03

Total Return(3)(4)	2.0%

Ratios
Ratio of total expenses to average net assets(4)(5)	0.6%
Ratio of net investment income to average net assets(4)(5)	2.6%
Portfolio turnover rate	12.4%

Supplemental Data
Weighted-average shares	813,707
Shares outstanding, end of period	2,012,803
Net assets, end of period	18,178
Year of formation	2015

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return for the Company from March 31, 2017 to June 30, 2017 was 2.0% (without upfront sales load) and (3.1)% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. From March 31, 2017 to June 30, 2017, the total operating expenses were 12.0% before, and 0.3% after expense support provided by the Adviser, respectively. Past performance is not a guarantee of future results.

(5)	The ratios reflect annualized amounts.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by our Adviser. Our Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, our Adviser manages our day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of seven directors, four of whom are independent.

On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represents the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser and met our minimum offering requirement of $2.5 million. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees. In April 2017, we made our first portfolio company investment. Since commencing our continuous public offering and through June 30, 2017, we have issued 2,012,803 shares of our common stock for gross proceeds of approximately $18.3 million. As of June 30, 2017, we had raised total gross proceeds of approximately $18.3 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation, our affiliated private BDC, was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Owl Rock Capital Corporation expects to conduct private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended, or the Securities Act. The initial closing of the Private Offering occurred on March 3, 2016. As of June 30, 2017, Owl Rock Capital Corporation had $3.2 billion in total capital commitments from investors.

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Our Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. As a result of the expemtive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation and/or other funds established by our Adviser that could avail themselves of exemptive relief.

We have elected to be regulated as a BDC under the 1940 Act and intend to qualify and be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through June 30, 2017, our Adviser has originated $2.3 billion aggregate principal amount of investments, of which $1.9 billion of aggregate principal amount of investments, prior to any subsequent exits or repayments, was retained by entities advised by our Adviser. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of June 30, 2017, our average investment size in each of our portfolio companies was approximately $1.6 million based on fair value. As of June 30, 2017, our portfolio companies had weighted average annual revenue of $1.6 billion and weighted average annual EBITDA of $179.8 million.

The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “junk”.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination of loans to middle market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2017, 100.0% of our investments based on fair value bear interest at a floating rate, subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like LIBOR may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

Dividend income on equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded companies.

Our portfolio activity also reflects the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the consolidated statement of operations.

Expenses

Our primary operating expenses include the payment of the management fee, performance based incentive fee, and expenses reimbursable under the Administration Agreement and Investment Advisory Agreement. The management fee and performance based incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•

expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);

•	the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager agreements, if any;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
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

•	the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•	the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We expect, but cannot assure, that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser the purpose of which is to ensure that no portion of our distributions to shareholders will represent a return of capital for tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

On a quarterly basis, the Adviser shall reimburse us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Adviser’s obligation to make an Expense Payment shall automatically become a liability of the Adviser and the right to such Expense Payment will be an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter will be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, in accordance the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by us to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as our total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by us during the fiscal year exceeds the lesser of: (i) 1.75% of our average net assets attributable to the shares of our common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of our average net assets attributable to shares of our common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2017, the amount of Expense Support payments provided by our Adviser since inception is $1.1 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. However, our total borrowings are limited so that our asset coverage ratio cannot fall below 200%, as defined in the 1940 Act. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 1st Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately $5.9 trillion of private sector gross domestic product (“GDP”) which, measured on a global scale, would be the third largest global economy. GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of June 30, 2017, based on fair value, our portfolio consisted of 51.2% first lien senior secured debt investments and 48.8% second lien senior secured debt investments.

As of June 30, 2017, our weighted average total yield of debt and income producing securities at fair value was 8.8%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.8%.

As of June 30, 2017 we had investments in 10 portfolio companies with an aggregate fair value of $16.2 million.

Our investment activity for the three months ended June 30, 2017 is presented below (information presented herein is at par value unless otherwise indicated). We began investment activities in April 2017; therefore, there was no investment activity for the three months ended June 30, 2016.

($ in thousands)	Three Months Ended June 30, 2017
New investment commitments
Gross originations	$18,125
Less: Sell downs	(125)
Total new investment commitments	$18,000
Principal amount of investment funded:
First-lien senior secured debt investments	$9,420
Second-lien senior secured debt investments	8,000
Total principal amount of investments funded	$17,420
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,000)
Second-lien senior secured debt investments	-
Total principal amount of investments sold or repaid	$(1,000)
Number of new investment commitments in new portfolio companies(1)	12
Average new investment commitment amount	$1,500
Weighted average term for new investment commitments (in years)	6.5
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	8.1%
Weighted average spread over LIBOR of new floating rate investment commitments	7.1%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

Investments at fair value consisted of the following as of June 30, 2017:

	June 30, 2017
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$8,292	$8,291
Second-lien senior secured debt investments	7,910	7,905
Total Investments	$16,202	$16,196

The industry composition of investments based on fair value as of June 30, 2017 was as follows:

June 30, 2017
Buildings and real estate	24.5%
Business services	6.0
Consumer products	6.1
Distribution	24.2
Internet software and services	5.7
Healthcare equipment and services	9.3
Human resource support services	2.8
Manufacturing	21.4
Total	100.0%

The geographic composition of investments based on fair value as of June 30, 2017 was as follows:

June 30, 2017
United States:
Midwest	42.8%
Northeast	28.1
South	17.2
West	11.9
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of June 30, 2017 are as follows:

June 30, 2017
Weighted average total yield of debt and income producing securities	8.8%
Weighted average interest rate of debt and income producing securities	8.5%
Weighted average spread over LIBOR of all floating rate investments	7.3%

The weighted average yield of our debt investments is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to other companies in the portfolio company’s industry; and
•	review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments.  In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1

Investments with a rating of 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rate of 2;

3	Investments rated 3 involve a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination or acquisition;
4

Investments rated 4 involve a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition.  In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due); and

5

Investments rated 5 involve a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition.  Most or all of the debt covenants are out of compliance and payments are substantially delinquent.  Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our Adviser rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3, 4 or 5, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2017:

June 30, 2017
Investment Rating	Fair Value	Percentage
($ in thousands)
1	$—	—%
2	16,196	100.0
3	—	—
4	—	—
5	—	—
Total	$16,196	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2017:

	June 30, 2017
($ in thousands)	Amortized Cost	Percentage
Performing	$16,202	100.0%
Non-accrual	—	—
Total	$16,202	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2017:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total Investment Income	$148	$148
Less: Net Operating Expenses	29	29
Net Investment Income (Loss)	119	119
Net realized gain (loss)	5	5
Net change in unrealized gain (loss)	(6)	(6)
Net Increase (Decrease) in Net Assets Resulting from Operations	$118	$118

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, we commenced operations on April 4, 2017 and began investing activities in April 2017. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three and six months ended June 30, 2017 were as follows:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Interest from investments	$142	$142
Other income	6	6
Total investment income	$148	$148

For the three months ended June 30, 2017

Investment income for the three months ended June 30, 2017 was $148 thousand, which consisted of $142 thousand of interest income and $6 thousand of other income.

For the six months ended June 30, 2017

Investment income for the six months ended June 30, 2017 was $148 thousand, which consisted of $142 thousand of investment income and $6 thousand of other income.

Expenses

Expenses for the three and six months ended June 30, 2017 were as follows:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Initial organization	$274	$274
Interest expense	17	17
Management fees	35	35
Professional fees	343	343
Directors' fees	85	85
Other general and administrative	336	336
Total operating expenses	$1,090	$1,090
Expense support	(1,061)	(1,061)
Net operating expenses	$29	$29

For the three months ended June 30, 2017

Total operating expenses for the three months ended June 30, 2017 was $1.1 million, which consisted of $274 thousand of organizational expenses, $17 thousand of interest expense, $35 thousand of management fees, $343 thousand of professional fees, $85 thousand of Director fees, and $336 thousand of other general and administrative expenses. Pursuant to the Expense Support Agreement, our Adviser provided expense support of $1.1 million, reducing our operating expenses to $29 thousand.

For the six months ended June 30, 2017

Total operating expenses for the six months ended June 30, 2017 was $1.1 million, which consisted of $274 thousand of organizational expenses, $17 thousand of interest expense, $35 thousand of management fees, $343 thousand of professional fees, $85 thousand of Director fees, and $336 thousand of other general and administrative expenses. Pursuant to the Expense Support Agreement, our Adviser provided expense support of $1.1 million, reducing our operating expenses to $29 thousand.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the three and six months ended June 30, 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2017, net unrealized gains on our investment portfolio were comprised of the following:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net unrealized gain (loss) on investments	$(6)	$(6)
Net unrealized gain (loss) on investments	$(6)	$(6)

Net Realized Gains on Investments

During the three and six months ended June 30, 2017, we generated realized gains on our investment portfolio of the following:

($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net realized gain (loss) on investments	$5	$5
Net realized gain (loss) on investments	$5	$5

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our common stock and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. The primary uses of our cash and cash equivalents are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2017, our asset coverage ratio was 281.5%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2017, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2017, we had $11.9 million in cash and cash equivalents. During the three months ended June 30, 2017, we used $16.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $17.2 million, partially offset by sales of portfolio investments of $1.0 million, and other operating activity of $0.1 million. Lastly, cash provided by financing activities was $28.1 million during the period, which was the result of proceeds from net borrowings on our promissory notes of $10.0 million and proceeds from the issuance of shares of $18.2 million, partially offset by distributions paid of $0.1 million.

Net Assets

Share Issuances

In connection with our formation, we have the authority to issue 300,000,000 common shares at $0.01 per share par value. Pursuant to our Registration Statement on Form N-2 (File No. 333-213716) filed with the SEC on February 2, 2017, we registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share.

On September 30, 2016, we issued 100 common shares for $900 to the Adviser. We received $900 in cash from the Adviser on November 17, 2016.

On April 4, 2017, we received subscription agreements totaling $10 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with our Adviser and met our minimum offering requirement of

$2.5 million. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of selling commission and dealer management fees.

The following table summarizes transaction with respect to our shares of common stock during the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the offering	2,012,308	$18,270
Reinvestment of distributions	395	4
Shares/gross proceeds from the offering	2,012,703	18,274
Sales load	—	(91)
Total shares/net proceeds	2,012,703	$18,183

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below its current net offering price, our Board will reduce the offering price in order to establish a new net offering price per share that is not more than 2.5% above the net asset value. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, our Board of Directors increased the offering price per common stock on certain dates. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04

Distributions

Our Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
Total	$0.15	$124

On June 28, 2017, our Board declared regular weekly cash distributions for July 2017 through September 2017. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the respective weekly record date.

On August 8, 2017, our Board declared regular weekly cash distributions for October 2017 through December 2017. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates.

With respect to distributions, we have adopted an “opt-in” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” of the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through June 30, 2017, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve performance necessary to sustain these distributions, or be able to pay distributions at all. The following table reflects the sources of cash distributions on a GAAP basis that we have declared on its shares of common stock during the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$119	96.0%
Net realized gains on investments	0.01	5	4.0%
Total	$0.15	$124	100.0%

Share Repurchase

Beginning in the third quarter of 2017, we intend to begin offering, and on a quarterly basis thereafter, intend to continue offering, to repurchase shares on such terms as may be determined by our Board in its complete discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.

We intend to limit the number of shares to be repurchased in each quarter to the lesser of (a) 2.5% of the weighted average number of shares of our common stock outstanding in the prior 12-month period and (b) the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

Debt

Promissory Note

On May 18, 2017, we, as borrower, entered into a promissory note (the “Promissory Note”) with our Adviser, to borrow up to an aggregate of $10 million dollars from our Adviser. We may re-borrow any amount, under a series of similar promissory notes; however, there is no funding commitment between our Adviser and us, and our total outstanding borrowings from our Adviser cannot exceed $10 million dollars.

The interest rate on the borrowed amount is determined under the Loan and Security Agreement, dated as of February 22, 2017, by and among our Adviser, as borrower, and East West Bank. The unpaid principal balance of the Promissory Note and accrued interest thereon is payable by the us from time to time at our discretion but immediately due and payable upon 120 days written notice by our Adviser, and in any event due and payable in full no later than January 15, 2018. We intend to use the borrowed funds to leverage our current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Debt obligations consisted of the following as of June 30, 2017:

	June 30, 2017
($ in thousands)	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$10,000	$—	$10,000
Total Debt	$10,000	$—	$10,000

Off-Balance Sheet Arrangements

Portfolio Companies

From time to time, we may enter into commitments to fund investments. As of June 30, 2017, we had the following outstanding commitments:

Company	Investment	June 30, 2017
($ in thousands)
Dominion Web Solutions, LLC	First lien senior secured revolving loan	$58
Geodigm Corporation (dba National Dentex)	First lien senior secured delayed draw term loan	112
PetVet Care Centers, LLC	First lien senior secured revolving loan	56
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	300
SABA Software, Inc.	First lien senior secured revolving loan	50
Total		$576

We maintain sufficient capacity to cover outstanding unfunded portfolio company commitments that the we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded portfolio company commitments we are required to fund.

Organizational and Offering Costs

Our Adviser has incurred organization and offering costs on our behalf in the amount of $2.6 million for the period from October 15, 2015 (Inception) to June 30, 2017, of which $0.3 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, our Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by our Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2017, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our promissory note as of June 30, 2017, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Promissory Note	$10,000	$10,000	$—	$—	$—
Total Contractual Obligations	$10,000	$10,000	$—	$—	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements (Unaudited) – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Registration Statement on Form N-2 (File No. 333-213716) filed with the SEC on February 2, 2017.

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

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

We conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820.  Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:

•

investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and

•	net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed and as a result, in such cases, the excise tax will be imposed. In such an event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay monthly distributions to our shareholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2017. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2017, 100.0% of the investments based on fair value in our portfolio were at floating rates.

Based on our consolidated balance sheet as of June 30, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$493	$—	$493
Up 200 basis points	$328	$—	$328
Up 100 basis points	$164	$—	$164
Down 25 basis points	$(41)	$—	$(41)

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency exchanges forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form N-2 (File No. 333-213716) filed with the SEC on February 2, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those already disclosed in certain Form 8-Ks filed with the SEC, the total shares of our common stock issued and aggregate purchase price related to capital drawdowns delivered pursuant to the Subscription Agreements for the quarter ended June 30, 2017, including shares sold to an affiliate:

	For the Quarter Ended June 30, 2017
Share Issue Date	Shares Issued	Aggregate Offering Price
($ in thousands)
April 4, 2017	277,778	$2,500
May 3, 2017	331,858	3,000
June 28, 2017	497,788	4,500
Total	1,107,424	$10,000

Each of the above issuances and sales of the common shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common shares was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common shares purchased by it for investment and not with a view to resale or distribution. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuance and sale.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	First Amended and Restated Bylaws(1)

10.1	Investment Advisory Agreement(4)

10.2	Administration Agreement(4)

10.3	Dividend Reinvestment Plan(2)

10.5	Custody Agreement(3)

10.6	License Agreement(3)
10.7 10.8 11.1

Form of Promissory Note by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC. *

Amended and Restated Expense Support and Conditional Reimbursement Agreement. *

Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements included in this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)      Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-213716), filed on April 4, 2017.

(2)      Incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form N-2 (File No. 333-213716), filed on January 11, 2017.

(3)      Incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No.  333-213716), filed on November 23, 2016.

(4)      Incorporated by reference to the Company’s Registration Statement on Form N-2 (File No. 333-213716), filed on September 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: August 8, 2017	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 8, 2017	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer