Form 10-Q
period 2017-09-30
Owl Rock Capital Corp II
filed 2017-11-08
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, the registrant had 5,632,459 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments at fair value (amortized cost of $34,804 and $0, respectively)	$34,813	$—
Cash and cash equivalents	14,628	1
Due from Adviser	671	—
Interest receivable	128	—
Prepaid expenses and other assets	174	—
Total Assets	$50,414	$1
Liabilities
Debt	10,000	—
Management fee payable	147	—
Accrued performance based incentive fees	3	—
Accrued expenses and other liabilities	609	—
Total Liabilities	10,759	—
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 4,386,860 and 100 shares issued and outstanding, respectively	44	0
Additional paid-in-capital	39,602	1
Net unrealized gain (loss) on investments	9	—
Total Net Assets	39,655	1
Total Liabilities and Net Assets	$50,414	$1
Net Asset Value Per Share	$9.04	$9.00

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$519	$661
Other income	3	9
Total investment income from non-controlled, non-affiliated investments	522	670
Total Investment Income	522	670
Operating Expenses
Initial organization	328	602
Interest expense	13	30
Management fee	112	147
Performance based incentive fees	3	3
Professional fees	345	688
Directors' fees	49	134
Other general and administrative	215	551
Total Operating Expenses	1,065	2,155
Expense Support	(1,023)	(2,084)
Net Operating Expenses	42	71
Net Investment Income (Loss)	$480	$599
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$15	$9
Total Net Unrealized Gain (Loss)	15	9
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	5
Total Net Realized Gain (Loss)	—	5
Total Net Realized and Unrealized Gain (Loss)	15	14
Net Increase (Decrease) in Net Assets Resulting from Operations	$495	$613
Earnings Per Share - Basic and Diluted	$0.17	$0.32
Weighted Average Shares Outstanding - Basic and Diluted	2,988,198	1,906,894

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments as of September 30, 2017

(Amounts in thousands)

(Unaudited)

Company(1)(2)(3)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)	Second lien senior secured loan	L + 7.75%	11/4/2022	$4,000	$3,962	$3,980	10.0%
Business services
CIBT Global, Inc(7)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	976	980	2.5%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(11)	First lien senior secured loan	L + 6.50%	8/29/2023	1,397	1,370	1,369	3.4%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(9)(10)(11)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	—	(6)	(6)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(9)(11)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	—	(1)	(1)	—%
				2,397	2,339	2,342	5.9
Consumer products
Feradyne Outdoors, LLC(7)	First lien senior secured loan	L + 6.25%	5/25/2023	998	986	985	2.5%
Distribution
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)	First lien senior secured loan	L + 7.50%	6/9/2024	3,990	3,913	3,910	9.9%
Energy equipment & services
Liberty Oilfield Services LLC(6)	First lien senior secured loan	L + 7.63%	9/19/2022	1,750	1,716	1,715	4.3%
Healthcare equipment and services
Geodigm Corporation (dba National Dentex)(7)(12)	First lien senior secured loan	L + 6.54%	12/1/2021	885	877	876	2.2%
Geodigm Corporation (dba National Dentex)(8)(10)(12)	First lien senior secured delayed draw term loan	L + 6.54%	10/13/2017	—	—	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	L + 6.00%	6/8/2023	638	632	632	1.6%
PetVet Care Centers, LLC(7)(8)	First lien senior secured revolving loan	L + 6.00%	6/8/2023	17	16	16	—%
PetVet Care Centers, LLC(7)(8)(10)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	133	130	130	0.3%
				1,673	1,655	1,654	4.1
Household products
Hayward Industries, Inc.(6)	Second lien senior secured loan	L + 8.25%	8/4/2025	6,500	6,372	6,370	16.1%
Human resource support services
SABA Software, Inc.(6)	First lien senior secured loan	L + 5.50%	5/1/2023	449	444	445	1.1%
SABA Software, Inc.(8)(9)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	(1)	—	—%
				449	443	445	1.1
Internet software and services
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)	First lien senior secured loan	L + 6.25%	6/17/2024	940	926	926	2.3%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(8)(9)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	—	(1)	(1)	—%
				940	925	925	2.3

Company(1)(2)(3)(5)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(7)(12)(13)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	5,926	5,838	5,838	14.7%
Troon Golf, L.L.C.(8)(9)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(9)	(9)	—%
				5,926	5,829	5,829	14.7
Manufacturing
Blount International Inc.(6)	First lien senior secured loan	L + 5.00%	4/12/2023	499	499	499	1.3%
Ideal Tridon Holdings, Inc.(7)	First lien senior secured loan	L + 6.50%	7/31/2023	1,568	1,537	1,536	3.9%
Ideal Tridon Holdings, Inc.(7)(8)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	51	48	48	0.1%
Pexco LLC (dba Spectrum Plastic Group)(7)	Second lien senior secured loan	L + 8.00%	5/8/2025	3,000	2,974	2,970	7.5%
				5,118	5,058	5,053	12.8
Transportation
Lytx, Inc.(6)	First lien senior secured loan	L + 6.75%	8/31/2023	1,658	1,609	1,608	4.1%
Lytx, Inc.(8)(9)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(3)	(3)	—%
				1,658	1,606	1,605	4.1
Total Debt Investments				$35,399	$34,804	$34,813	87.8%
Total Investments				$35,399	$34,804	$34,813	87.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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
(5)

Unless otherwise indicated, loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR, which as of September 30, 2017 was 1.23%.
(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR, which as of September 30, 2017 was 1.33%.
(8)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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
(11)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(12)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.
(13)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $1.1 million and $4.8 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Nine Months Ended
September 30, 2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$599
Net unrealized gain (loss) on investments	9
Net realized gain (loss) on investments	5
Net Increase in Net Assets Resulting from Operations	613
Distributions
Net investment income	(599)
Net realized gains	(5)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(604)
Capital Share Transactions
Issuance of shares of common stock	39,524
Reinvestment of shareholders' distributions	121
Net Increase in Net Assets Resulting from Capital Share Transactions	39,645
Total Increase in Net Assets	39,654
Net Assets at Beginning of Period	1
Net Assets at End of Period	$39,655
Undistributed Net Investment Income (Loss) Included in Net Assets at the End of the Period	$—

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Cash Flows

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Nine Months Ended
September 30, 2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$613
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(35,852)
Net change in unrealized gain (loss) on investments	(9)
Proceeds from sales of investments	1,066
Net realized (gain) loss	(5)
Net amortization of discount on investments	(13)
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	(671)
(Increase) decrease in interest receivable	(128)
(Increase) decrease in prepaid expenses and other assets	(174)
Increase (decrease) in management fee payable	147
Increase (decrease) in performance based incentive fees	3
Increase (decrease) in accrued expenses and other liabilities	609
Net cash used in operating activities	(34,414)
Cash Flows from Financing Activities
Borrowings on Promissory Note	26,500
Repayments of Promissory Note	(16,500)
Proceeds from issuance of common shares	39,524
Distributions paid to shareholders	(483)
Net cash provided by financing activities	49,041
Net increase in cash and cash equivalents	14,627
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$14,628

Supplemental and Non-Cash Information
Interest paid during the period	$10
Distributions declared during the period	$(604)
Reinvestment of distributions during the period	$121

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

On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a Tennessee industrial loan and thrift certificate.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for interim periods, have been included. The Company commenced operations on April 4, 2017, and therefore comparative financial statements are not presented. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Cash

Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders who have “opted in” to the dividend reinvestment plan. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have “opted in” to the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the dividend reinvestment plan.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.”

The application of the aforementioned updated revenue recognition guidance is not expected to have a material impact on the Company’s consolidated financial statements. In additional, Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

For the three and nine months ended September 30, 2017, the Company incurred expenses of approximately $0.2 million and $0.5 million, respectively.

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

For the three and nine months ended September 30, 2017, the Company incurred management fees of approximately $112 thousand and $147 thousand, respectively.

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

For the three and nine months ended September 30, 2017, the Company did not incur a performance based incentive fee based on net investment income.

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

For the three and nine months ended September 30, 2017, the Company accrued a performance based incentive fee based on capital gains of $3 thousand and $3 thousand, respectively.

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

For the three and nine months ended September 30, 2017, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization expenses of $0.3 million and $0.6 million, respectively.

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

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the of directors who are not “interested persons” of the Company or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

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

As of September 30, 2017, the amount of Expense Support Payments provided by the Adviser since inception is $2.1 million. Management believes that the Reimbursement Payments by the Company to the Adviser were not probable under the terms of the Expense Support Agreement as of September 30, 2017. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	7.0%	September 30, 2020	1.75%
Total	$2,084

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

Promissory Note

On May 18, 2017, the Board authorized the Company, as Borrower, to enter into a series of promissory notes (the “Promissory Notes”) with the Adviser.  See Note 6 “Debt”.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investments at fair value and amortized cost consisted of the following as of September 30, 2017:

	September 30, 2017
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$20,520	$20,513
Second-lien senior secured debt investments	14,284	14,300
Total Investments	$34,804	$34,813

The industry composition of investments based on fair value as of September 30, 2017 was as follows:

September 30, 2017
Buildings and real estate	11.4%
Business services	6.7
Consumer products	2.8
Distribution	11.3
Energy equipment & services	4.9
Healthcare equipment and services	4.8
Household products	18.3
Human resource support services	1.3
Internet software and services	2.7
Leisure and entertainment	16.7
Manufacturing	14.5
Transportation	4.6
Total	100.0%

The geographic composition of investments based on fair value as of September 30, 2017 was as follows:

September 30, 2017
United States:
Midwest	20.0%
Northeast	31.8
South	12.5
West	31.8
United Kingdom	3.9
Total	100.0%

Note 5. Fair Value of Investments

Investments

The following tables presents the fair value hierarchy of investments as of September 30, 2017:

	Fair Value Hierarchy as of September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$20,513	$20,513
Second-lien senior secured debt investments	—	—	14,300	14,300
Total Investments	$—	$—	$34,813	$34,813

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended September 30, 2017:

	As of and for the Three Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$8,291	$7,905	$16,196
Purchases of investments, net	12,283	6,369	18,652
Proceeds from investments, net	(59)	—	(59)
Net change in unrealized gain (loss)	(6)	21	15
Net amortization of discount on investments	4	5	9
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$20,513	$14,300	$34,813

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at September 30, 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2017 on Investments Held at September 30, 2017
First-lien senior secured debt investments	$(6)
Second-lien senior secured debt investments	21
Total	$15

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2017:

	As of and for the Nine Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments, net	20,575	14,277	34,852
Proceeds from investments, net	(60)	—	(60)
Net change in unrealized gain (loss)	(7)	16	9
Net amortization of discount on investments	5	7	12
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$20,513	$14,300	$34,813

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at September 30, 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2017 on Investments Held at September 30, 2017
First-lien senior secured debt investments	$(7)
Second-lien senior secured debt investments	16
Total	$9

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2017. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$12,095	Recent Transaction	Transaction Price	97.0-98.5 (98.1)	Increase
	8,418	Yield Analysis	Market Yield	7.0%-10.6% (9.5%)	Decrease
Second-lien senior secured debt investments	$6,370	Recent Transaction	Transaction Price	98.0 (98.0)	Increase
	7,930	Yield Analysis	Market Yield	10.2%-11.1% (10.5%)	Decrease

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, EBITDA, or some combination thereof and comparable market transactions typically would be used.

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s promissory note, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2017, approximates their carrying value.

The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2017, the asset coverage was 495.7%.

Promissory Note

On May 18, 2017, the Board authorized the Company, as borrower, to enter into a series of Promissory Notes with the Adviser, as lender, to borrow up to an aggregate of $10 million from the Adviser. On October 19, 2017, the Board increased the approved amount to an aggregate of $15 million. The borrower may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and the Company.

The interest rate on any such borrowing may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Lender, as borrower, and East West Bank.

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by the Adviser, and in any event due and payable in full no later than January 15, 2018. On November 7, 2017, the Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018.  The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Debt obligations consisted of the following as of September 30, 2017:

	September 30, 2017
($ in thousands)	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$10,000	$—	$10,000
Total Debt	$10,000	$—	$10,000

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and nine months ended September 30, 2017, the components of interest expense were as follows:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017(1)
Interest expense	$13	$30
Total Interest Expense	$13	$30
Average interest rate	4.7%	4.6%
Average daily borrowings	$1,068	$1,710

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through September 30, 2017.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2017, the Company had the following outstanding commitments:

Company	Investment	September 30, 2017
($ in thousands)
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	$58
Geodigm Corporation (dba National Dentex)	First lien senior secured delayed draw term loan	113
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	71
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	127
Lytx, Inc.	First lien senior secured revolving loan	92
PetVet Care Centers, LLC	First lien senior secured revolving loan	43
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	166
SABA Software, Inc.	First lien senior secured revolving loan	50
Troon Golf, L.L.C.	First lien senior secured revolving loan	574
Total Portfolio Company Commitments		$1,576

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.0 million for the period from October 15, 2015 (Inception) to September 30, 2017, of which $0.6 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2017, management is not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the offering	4,373,326	$40,117
Reinvestment of distributions	13,434	121
Shares/gross proceeds from the offering	4,386,760	40,238
Sales load	—	(593)
Total shares/net proceeds	4,386,760	$39,645

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

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
Total	$0.32	$604

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

On November 7, 2017, the Board declared regular weekly cash distributions for January 2018 through March 2018. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates.

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

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through September 30, 2017, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.32	$599	99.2%
Net realized gains on investments	—	5	0.8%
Total	$0.32	$604	100.0%

Share Repurchases

On August 22, 2017, the Company offered to repurchase up to $14 thousand of the Company’s issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects the Company’s net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Increase (decrease) in net assets resulting from operations	$495	$613
Weighted average shares of common stock outstanding—basic and diluted	2,988,198	1,906,894
Earnings per common share-basic and diluted	$0.17	$0.32

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2017:

(amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2017
Per share data:
Net Asset Value at beginning of period	$9.00
Results of operations:
Net investment income(1)	0.31
Net realized and unrealized gain (loss) on investments(6)	0.05
Net increase in net assets resulting from operations	0.36
Shareholder distributions:
Distributions from net investment income(2)	(0.32)
Distributions from net realized gains(2)	—
Net decrease in net assets from shareholders' distributions	(0.32)
Capital share transactions:
Issuance of common stock above net asset value	—
Net increase in net assets resulting from capital share transactions	—
Net Asset Value at end of period	$9.04

Total Return(3)(4)	4.0%

Ratios
Ratio of total expenses to average net assets(4)(5)	0.5%
Ratio of net investment income to average net assets(4)(5)	4.1%
Portfolio turnover rate	5.9%

Supplemental Data
Weighted-average shares	1,906,894
Shares outstanding, end of period	4,386,860
Net assets, end of period	$39,655
Year of formation	2015

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return for the Company from March 31, 2017 to September 30, 2017 was 4.0% (without upfront sales load) and (1.2)% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. From March 31, 2017 to September 30, 2017 (not annualized), the total operating expenses were 11.2% before, and 0.4% after expense support provided by the Adviser, respectively. Past performance is not a guarantee of future results.

(5)	The ratios reflect annualized amounts.
(6)

The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

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

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is a newly-organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as investment adviser with the Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, beginning with our first taxable year ending subsequent to the date we commence investment operations, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). On March 15, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a Tennessee industrial loan and thrift certificate.

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

On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represents the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser and met our minimum offering requirement of $2.5 million. The purchase price of the shares was $9.00 per share, which represents the initial public offering of $9.47 per share, net of the selling commission and dealer manager fees. In April 2017, we made our first portfolio company investment. Since commencing our continuous public offering and through September 30, 2017, we have issued 4,373,426 shares of our common stock for gross proceeds of approximately $40.1 million. As of September 30, 2017, we had raised total gross proceeds of approximately $40.1 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation, our affiliated private BDC, was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Owl Rock Capital Corporation expects to conduct private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended, or the Securities Act. The initial closing of the Private Offering occurred on March 3, 2016. As of September 30, 2017, Owl Rock Capital Corporation had $4.8 billion in total capital commitments from investors.

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

We have elected to be regulated as a BDC under the 1940 Act and intend to qualify and be treated as a RIC for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through September 30, 2017, our Adviser has originated $3.0 billion aggregate principal amount of investments, of which $2.5 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation, a BDC advised by our Adviser. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of September 30, 2017, our average investment size in each of our portfolio companies was approximately $2.2 million based on fair value. As of September 30, 2017, our portfolio companies had weighted average annual revenue of $979 billion and weighted average annual EBITDA of $134 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2017, 100.0% of our investments based on fair value bear interest at a floating rate, subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2017, the amount of Expense Support payments provided by our Adviser since inception is $2.1 million.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately $5.9 trillion of private sector gross domestic product (“GDP”) which, measured on a global scale, would be the third largest global economy. GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of September 30, 2017, based on fair value, our portfolio consisted of 58.9% first lien senior secured debt investments and 41.1% second lien senior secured debt investments.

As of September 30, 2017, our weighted average total yield of debt and income producing securities at fair value was 8.9%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.9%.

As of September 30, 2017 we had investments in 16 portfolio companies with an aggregate fair value of $34.8 million.

Our investment activity for the three months ended September 30, 2017 is presented below (information presented herein is at par value unless otherwise indicated). We began investment activities in April 2017; therefore, there was no investment activity for the three months ended September 30, 2017.

($ in thousands)	Three Months Ended September 30, 2017
New investment commitments
Gross originations	$20,000
Less: Sell downs	-
Total new investment commitments	$20,000
Principal amount of investment funded:
First-lien senior secured debt investments	$12,354
Second-lien senior secured debt investments	6,500
Total principal amount of investments funded	$18,854
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(1)	6
Average new investment commitment amount	$3,333
Weighted average term for new investment commitments (in years)	6.6
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	7.8%
Weighted average spread over LIBOR of new floating rate investment commitments	7.2%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

Investments at fair value and amortized cost consisted of the following as of September 30, 2017:

	September 30, 2017
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$20,520	$20,513
Second-lien senior secured debt investments	14,284	14,300
Total Investments	$34,804	$34,813

The industry composition of investments based on fair value as of September 30, 2017 was as follows:

September 30, 2017
Buildings and real estate	11.4%
Business services	6.7
Consumer products	2.8
Distribution	11.3
Energy equipment & services	4.9
Healthcare equipment and services	4.8
Household products	18.3
Human resource support services	1.3
Internet software and services	2.7
Leisure and entertainment	16.7
Manufacturing	14.5
Transportation	4.6
Total	100.0%

The geographic composition of investments based on fair value as of September 30, 2017 was as follows:

September 30, 2017
United States:
Midwest	20.0%
Northeast	31.8
South	12.5
West	31.8
United Kingdom	3.9
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of September 30, 2017 are as follows:

September 30, 2017
Weighted average total yield of debt and income producing securities	8.9%
Weighted average interest rate of debt and income producing securities	8.5%
Weighted average spread over LIBOR of all floating rate investments	7.2%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2017:

September 30, 2017
Investment Rating	Fair Value	Percentage
($ in thousands)
1	$—	—%
2	34,813	100.0
3	—	—
4	—	—
5	—	—
Total	$34,813	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2017:

	September 30, 2017
($ in thousands)	Amortized Cost	Percentage
Performing	$34,804	100.0%
Non-accrual	—	—
Total	$34,804	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2017:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total Investment Income	$522	$670
Less: Net Operating Expenses	42	71
Net Investment Income (Loss)	480	599
Net realized gain (loss)	—	5
Net change in unrealized gain (loss)	15	9
Net Increase (Decrease) in Net Assets Resulting from Operations	$495	$613

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

Investment Income

Investment income for the three and nine months ended September 30, 2017 were as follows:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Interest from investments	$519	$661
Other income	3	9
Total investment income	$522	$670

For the three months ended September 30, 2017

Investment income for the three months ended September 30, 2017 was $522 thousand, which consisted of $519 thousand of interest income and $3 thousand of other income.

For the nine months ended September 30, 2017

Investment income for the nine months ended September 30, 2017 was $670 thousand, which consisted of $661 thousand of investment income and $9 thousand of other income.

Expenses

Expenses for the three and nine months ended September 30, 2017 were as follows:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Initial organization	$328	$602
Interest expense	13	30
Management fee	112	147
Performance based incentive fees	3	3
Professional fees	345	688
Directors' fees	49	134
Other general and administrative	215	551
Total operating expenses	$1,065	$2,155
Expense support	(1,023)	(2,084)
Net operating expenses	$42	$71

For the three months ended September 30, 2017

Total operating expenses for the three months ended September 30, 2017 was $1.1 million, which consisted of $328 thousand of organizational expenses, $13 thousand of interest expense, $112 thousand of management fees, $3 thousand of performance based incentive fees, $345 thousand of professional fees, $49 thousand of Directors’ fees, and $215 thousand of other general and administrative expenses. Pursuant to the Expense Support Agreement, our Adviser provided expense support of $1.0 million, reducing our operating expenses to $42 thousand.

For the nine months ended September 30, 2017

Total operating expenses for the nine months ended September 30, 2017 was $2.2 million, which consisted of $602 thousand of organizational expenses, $30 thousand of interest expense, $147 thousand of management fees, $3 thousand of performance based incentive fees, $688 thousand of professional fees, $134 thousand of Directors’ fees, and $551 thousand of other general and administrative expenses. Pursuant to the Expense Support Agreement, our Adviser provided expense support of $2.1 million, reducing our operating expenses to $71 thousand.

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

For the three and nine months ended September 30, 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2017, net unrealized gains on our investment portfolio were comprised of the following:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net unrealized gain (loss) on investments	$15	$9
Net unrealized gain (loss) on investments	$15	$9

Net Realized Gains on Investments

During the three and nine months ended September 30, 2017, we generated realized gains on our investment portfolio of the following:

($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net realized gain (loss) on investments	$—	$5
Net realized gain (loss) on investments	$—	$5

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2017, our asset coverage ratio was 495.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2017, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2017, we had $14.6 million in cash and cash equivalents. During the nine months ended September 30, 2017, we used $34.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $35.9 million, partially offset by sales of portfolio investments of $1.1 million, and other operating activity of $0.4 million. Lastly, cash provided by financing activities was $49.0 million during the period, which was the result of proceeds from net borrowings on our promissory notes of $10.0 million and proceeds from the issuance of shares of $39.5 million, partially offset by distributions paid of $0.5 million.

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

The following table summarizes transaction with respect to our shares of common stock during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the offering	4,373,326	$40,117
Reinvestment of distributions	13,434	121
Shares/gross proceeds from the offering	4,386,760	40,238
Sales load	—	(593)
Total shares/net proceeds	4,386,760	$39,645

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

Distributions

Our Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
Total	$0.32	$604

On November 7, 2017, our Board declared regular weekly cash distributions for January 2018 through March 2018. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates.

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

Through September 30, 2017, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve performance necessary to sustain these distributions, or be able to pay distributions at all. The following table reflects the sources of cash distributions on a GAAP basis that we have declared on its shares of common stock during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.32	$599	99.2%
Net realized gains on investments	—	5	0.8%
Total	$0.32	$604	100.0%

Share Repurchases

In the third quarter of 2017, we began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.

We intend to limit the number of shares to be repurchased in each quarter to the lesser of (a) 2.5% of the weighted average number of shares of our common stock outstanding in the prior 12-month period and (b) the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

On August 22, 2017, we offered to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects the our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.

Debt

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

The interest rate on any such borrowing may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Lender, as borrower, and East West Bank.

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by our Adviser, and in any event due and payable in full no later than January 15, 2018. On November 7, 2017, our Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018. We intend to use the borrowed funds to leverage our current investment portfolio and to make investments in portfolio companies consistent with our investment strategies.

Debt obligations consisted of the following as of September 30, 2017:

	September 30, 2017
($ in thousands)	Outstanding Principal	Amount Available	Net Carrying Value
Promissory Note	$10,000	$—	$10,000
Total Debt	$10,000	$—	$10,000

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2017, we had the following outstanding commitments:

Company	Investment	September 30, 2017
($ in thousands)
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	$58
Geodigm Corporation (dba National Dentex)	First lien senior secured delayed draw term loan	113
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	71
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	127
Lytx, Inc.	First lien senior secured revolving loan	92
PetVet Care Centers, LLC	First lien senior secured revolving loan	43
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	166
SABA Software, Inc.	First lien senior secured revolving loan	50
Troon Golf, L.L.C.	First lien senior secured revolving loan	574
Total Portfolio Company Commitments		$1,576

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

Organizational and Offering Costs

Our Adviser has incurred organization and offering costs on our behalf in the amount of $3.0 million for the period from October 15, 2015 (Inception) to September 30, 2017, of which $0.6 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, our Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by our Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2017, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our promissory note as of September 30, 2017, is as follows:

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

Our Board has authorized us to enter into a series of Promissory Notes with our Adviser to borrow up to $15 million.  See “ITEM 1. – Notes to Consolidated Financial Statements (Unaudited) – Note. 6 Debt” for further details.

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

As of September 30, 2017, 100.0% of the investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1,062	$—	$1,062
Up 200 basis points	$708	$—	$708
Up 100 basis points	$354	$—	$354
Down 25 basis points	$(88)	$—	$(88)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks and a prior 10-Q filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 18, 2017, the Board authorized the Company, as borrower, to enter into a series of Promissory Notes with the Adviser, as lender, to borrow up to an aggregate of $10 million from the Adviser. On October 19, 2017, the Board increased the approved amount to an aggregate of $15 million. The borrower may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and the Company.

The interest rate on any such borrowing may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Lender, as borrower, and East West Bank.

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by the Adviser, and in any event due and payable in full no later than January 15, 2018. On November 7, 2017, the Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	First Amended and Restated Bylaws(1)
11.1	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements included in this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)      Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form N-2 (File No. 333-213716), filed on April 4, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: November 7, 2017	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 7, 2017	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer