Form 10-K
period 2017-12-31
Owl Rock Capital Corp II
filed 2018-03-05
CIK 1655887

yeha pe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 2, 2018, the registrant had 14,108,119 shares of common stock, $0.01 par value per share, outstanding.

Portions of the Registrant’s proxy statement relating to the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Report.

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I

Item 1. Business.

Our Company was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We intend to elect to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We are externally managed by Owl Rock Capital Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2017, our Adviser has originated $3.5 billion aggregate principal amount of investments, and $2.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation, a BDC advised by our Adviser.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, we may make a greater number of investments in syndicated loan opportunities that we otherwise expect to make in the future. As of December 31, 2017, our portfolio companies had weighted average annual revenue of $846 million and weighted average annual EBITDA of $117 million.

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

As of December 31, 2017, based on fair value, our portfolio consisted of 59.2% first lien debt investments, 40.2% second-lien debt investments and 0.6% equity investments. Approximately 100.0% of our debt investments based on fair value as of December 31, 2017 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2017, we had investments in 20 portfolio companies, with an average investment size in each of our portfolio companies of approximately $3.30 million based on fair value.

As of December 31, 2017, our portfolio was invested across 15 different industries. The largest industries in our portfolio as of December 31, 2017 were containers and packaging and financial services, which represented, as a percentage of our portfolio, 14.8% and 12.7%, respectively, based on fair value.

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. See “Continuous Public Offering.” On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2017, we have issued 9,808,055 shares of our common stock for gross proceeds of approximately $90.9 million. As of December 31, 2017, we had raised total gross proceeds of approximately $90.9 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.

To achieve our investment objective, we will leverage the Adviser’s investment team’s expertise, skill and network of business contacts. There are no assurances that we will achieve our investment objective.

From time to time, we may be exposed to significant market risk. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investment. See “ITEM 1A. Risk Factors.”

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to one half of our assets). We have entered into an SPV asset (the “SPV Asset Facility”) and a promissory note (the “Promissory Note”) and in the future may enter into additional credit facilities.  We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering to finance our investment objectives. See “— Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt” for a discussion of the SPV Asset Facility and the Promissory Note.

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

High Yield Market – Middle market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus “flex” – a set of terms, coupon and fee cushion that underwriters have the right to impose on the loan as a means to help the loan clear the market in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $954 billion as of September 30, 2017, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for approximately one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

The Adviser – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below.  The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Owl Rock Capital Partners LP (“Owl Rock Capital Partners”).  Owl Rock Capital Partners is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer.  The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). All investment decisions require the unanimous approval of the Investment Committee, which is currently comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Owl Rock Capital Corporation conducts private offerings of its common shares to investors in reliance on exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The initial closing of Owl Rock Capital Corporation’s private offering occurred on March 3, 2016.  As of December 31, 2017, Owl Rock Capital Corporation had $5.1 billion in total capital commitments from investors. In addition to Owl Rock Capital Corporation, the Adviser may provide management or investment advisory services to other entities that have overlapping objectives with us.  The Adviser may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Adviser has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates —The Adviser serves as the investment adviser to Owl Rock Capital Corporation, another BDC that has substantially the same investment objective and strategies as us, subjecting the Adviser to certain conflicts of interests.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.  See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser may face conflicts of interest with respect to services performed for issuers in which we invest.”

Potential Competitive Strengths

We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:

Experienced Team With Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee each have over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of BDCs. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments.

Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries. The Investment Team is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies.

The Investment Team also maintains direct contact with banks, corporate advisory firms, industry consultants, attorneys, investment banks, “club” investors and other potential sources of lending opportunities. We believe the Adviser’s ability to source through multiple channels allows us to generate investment opportunities that have more attractive risk-adjusted return characteristics than by relying solely on origination flow from investment banks or other intermediaries and to be more selective investors.

Since its inception through December 31, 2017, the Adviser has sourced potential investment opportunities from over 225 private equity sponsors. We believe that the Adviser receives “early looks” based on its relationships in certain circumstances, allowing it to be highly selective in the transactions it pursues. In addition, since its inception through December 31, 2017, our Adviser has originated $3.5 billion aggregate principal amount of investments, and $3.0 billion aggregate principal amount of investments prior to any subsequent exits or repayment, which was retained by either us or Owl Rock Capital Corporation.

Potential Long-Term Investment Horizon. We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).

Defensive, Income-Orientated Investment Philosophy. The Adviser employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.

Investment Selection

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met in connection with each of our investments.

Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Adviser typically focuses on companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that when compared to their competitors, may help to protect their market position and profitability.

Experienced Management Team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.

Diversified Customer and Supplier Base. We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.

In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount such that we are left with a smaller investment than what was reflected in our original commitment.

Private Equity Sponsorship. Often we will seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. We believe that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, private equity sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard.

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, management teams, financial intermediaries and advisers, investment bankers, private equity sponsors, family offices, accounting firms and law firms. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel and variables, as well as the sources and uses of the proceeds;

•

meeting the company’s management and key personnel, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business; and

•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company may be suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

Portfolio Monitoring. The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other companies in the portfolio company’s industry;

•	attendance at, and participation in, board meetings; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

Structure of Investments

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first lien loans, “Unitranche” loans and secured corporate bonds with similar features to these categories of first-lien loans.

•

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

“Last out” first-lien / unitranche loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first lien loans rank below standalone first lien loans.

•

Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.

•

Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•

negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and

•	including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.

Within our portfolio, the Adviser aims to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, to allow us to achieve our target returns while maintaining our targeted amount of credit risk.

Equity Investments.

Our investment in a portfolio company may include an equity interest, such as a warrant or profit participation right. In certain instances, we will also make direct equity investments, although those situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer.

Investment Portfolio

As of December 31, 2017, we had made investments with an aggregate fair value of $66.1 million in 20 portfolio companies. Investments consisted of the following at December 31, 2017:

	December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$39,130	$39,173	$43
Second-lien senior secured debt investments	26,537	26,586	49
Equity investments	377	377	-
Total Investments	$66,044	$66,136	$92

As of December 31, 2017, we had outstanding commitments to fund unfunded investments totaling $8.7 million.

The industry composition of investments at fair value at December 31, 2017 was as follows:

December 31, 2017
Buildings and real estate	9.7%
Business services	3.5
Consumer products	1.5
Containers and packaging	14.8
Distribution	5.9
Energy equipment and services	2.6
Financial services	12.7
Healthcare providers and services	11.4
Household products	9.7
Human resource support services	0.7
Internet software and services	1.4
Leisure and entertainment	8.8
Manufacturing	6.9
Oil and gas	8.0
Transportation	2.4
Total	100.0%

The geographic composition of investments at fair value at December 31, 2017 was as follows:

December 31, 2017
United States:
Midwest	20.7%
Northeast	17.0
South	38.0
West	14.5
Belgium	7.7
United Kingdom	2.1
Total	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. As of December 31, 2017, our asset coverage was 496.9%. See “Regulation as a Business Development Company – Senior Securities” below.

Our debt obligations consisted of the following as of December 31, 2017:

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions to our stockholders on a weekly basis and pay such distributions on a monthly basis. Because we intend to qualify for and maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

We can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received ("Net Revenues"), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser in the form of operating expense support payments pursuant to the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we have entered into with the Adviser and the deferral or waiver of investment advisory fees. See "ITEM 7. Management’s Discussion and Analysis of Financial

Condition and Results of OperationS —Expense Support and Conditional Reimbursement Agreement" for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

Continuous Public Offering

We are conducting a continuous public offering of up to 264,000,000 shares of our common stock.  As of December 31, 2017 we were selling shares or our common stock at an offering price of $9.52 per share.  If our net asset value increases above our net proceeds per share, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price per share that is not more than 2.5% above our net asset value.

Since commencing our continuous public offering and through December 31, 2017, we have issued 9,808,055 shares of our common stock for gross proceeds of approximately $90.9 million. As of  December 31, 2017, we have raised total gross proceeds of approximately $90.9 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in a private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who elect to participate, or “opt-in.”. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have opted in to our distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash distribution or other distribution.

Participation in the distribution reinvestment plan will commence with the next distribution paid after receipt of an investor’s written election to participate in the plan and to all other calendar months thereafter, provided such notification is received by the plan administrator no later than the record date to which such distribution relates.

The number of shares to be issued to a shareholder participating in the distribution reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to each shareholder by a price per share equivalent to the current net public offering price that the shares are sold in our continuous public offering at the closing immediately following the distribution date. In the event that our offering is suspended or terminated, then the reinvestment purchase price will be the net asset value per share. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as the shares of our common stock

Share Repurchase Program

In the third quarter of 2017, we began offering, and on a quarterly basis intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.  We have not established limits on the amount of funds we may use from any available sources to repurchase shares; however, we will not borrow funds for the purpose of repurchasing shares if the amount of such repurchase would exceed our accrued and received Net Revenues for the previous four quarters.

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

On August 22, 2017, we offered to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.  On November 13, 2017, we offered to repurchase up to $121 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were repurchased in connection with the offer to purchase.

To the extent that the number of shares of our common stock tendered to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of our independent directors, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that you request to have repurchased. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you will likely not be able to dispose of your shares, even if we underperform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of shares under the share repurchase program.

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC Status. See “Item 1A. Risk Factors — Risk Relating to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

Investment Advisory Agreement

The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.

Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•	managing our assets in accordance with our investment objective, policies and restrictions;
•	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on its behalf;
•	monitoring our investments;
•	performing due diligence on prospective portfolio companies;
•	exercising voting rights in respect of portfolio securities and other investments for us;
•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•	providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

Owl Rock Capital Advisors’ services under the Investment Advisory Agreement are not exclusive.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until April 4, 2019 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of us as defined in the 1940 Act.

The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the of directors who are not “interested persons” of us or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice.

Compensation of the Adviser

Pursuant to the Investment Advisory Agreement with Owl Rock Capital Advisors, subject to the overall supervision of our Board and in accordance with the 1940 Act, Owl Rock Capital Advisors receives a fee from us, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. Although we do not anticipate making significant investments in derivatives and swaps similar to our direct investment in portfolio companies, the fair value of any such derivatives and swaps, which will not necessarily equal the notional value of such derivatives and swaps, will be included in our calculation of gross assets. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such quarter prior to the occurrence of a liquidity event. Base management fees for any partial quarter are prorated based on the number of days in the quarter.

The incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

The incentive fee on income will be calculated and payable quarterly in arrears and will be based upon our pre-incentive fee net investment income for the immediately preceding calendar quarter. In the case of a liquidation of the Company or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the event.

The incentive fee on income for each calendar quarter will be calculated as follows:

•

No incentive fee on income will be payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.5% per quarter on our adjusted capital. We refer to this as the quarterly preferred return.

•

All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.875%, which we refer to as the upper level breakpoint, on our adjusted capital in any quarter, will be payable to our Adviser. We refer to this portion of the incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.875% on our adjusted capital in any quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.875% are also adjusted for the actual number of days each calendar quarter.

•

For any quarter in which our pre-incentive fee net investment income exceeds 1.875% on our adjusted capital, the incentive fee on income will equal 20% of the amount of our pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.

•

Pre-incentive fee net investment income is defined as investment income and any other income, accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any expense support payments or any reimbursement by the Company of expense support payments, or any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

•

For purposes of computing the incentive fee on income, although we do not anticipate making significant investments in derivatives and swaps, the calculation methodology will look through any such derivatives or swaps as if we owned the reference assets directly. Therefore, net interest, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in the calculation of quarterly pre-incentive fee net investment income for purposes of the incentive fee on income. The notional value of any such derivatives or swaps is not used for these purposes.

•

Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront selling commissions and dealer manager fees) reduced for (i) distributions paid to our shareholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter.

The following is a graphical representation of the calculation of the quarterly incentive fee on income:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of adjusted capital)

  0%                                                   1.5%                                                    1.875%

¬ 0% ®	¬ 100% ®	¬ 20% ®

Percentage of Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 20% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

For purposes of computing the incentive fee on capital gains, the calculation methodology will look through derivatives or swaps as if we owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in the calculation of the incentive fee on capital gains.

Because of the structure of the incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.5% on adjusted capital for a quarter, we will pay the applicable incentive fee even if we incurred a net loss in the quarter due to a realized or unrealized capital loss. Our Adviser will not be under any obligation to reimburse us for any part of the incentive fee they receive that is based on prior period accrued income that we never received as a result of any borrower’s default or a subsequent realized loss of our portfolio.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. The fees are calculated using detailed policies and procedures approved by our Adviser and our Board, including a majority of the independent directors, and such policies and procedures are consistent with the description of the calculation of the fees set forth above.

Our Adviser may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Adviser may determine in its sole discretion.

Organization and Offering Costs

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The offering expenses consist of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in Investment Advisory Agreement; the cost of calculating our net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, we shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.

Indemnification of the Adviser

The Adviser (and any of its affiliates, directors, officers, members, employees, agents, or representatives) will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services, and we will indemnify, defend and protect the Adviser (and its affiliates, directors, officers, members, employees, agents, and representatives, each of whom will be deemed a third party beneficiary hereof) (collectively, the "Indemnified Parties") and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our shareholders) arising out of or otherwise based upon the performance of any of the Adviser's duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. Notwithstanding the preceding sentence, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of (i) negligence or misconduct, in the case that the Indemnified Party is the Adviser, an affiliate of the Adviser or one of our officers, or (ii) gross negligence or willful misconduct, in the case that the Indemnified Party is a director who is also not one of our officers or the Adviser or an affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Board Approval of the Investment Advisory Agreement

The Board held an in-person meeting on November 8, 2016 to consider and approve the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs that engage in similar investing activities; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and (f) the organizational capability and financial condition of the Adviser and its affiliates.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement.

On February 6, 2017, we entered into an Administration Agreement with the Adviser. Under the terms of the Administration Agreement, Owl Rock Capital Advisors performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.

We will reimburse Owl Rock Capital Advisors for expenses necessary to perform services related to our administration and operations, including Owl Rock Capital Advisors' allocable portion of the compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. The amount of this reimbursement will be the lesser of (1) Owl Rock Capital Advisors' actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Owl Rock Capital Advisors will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of Owl Rock Capital Advisors. Our board of directors will assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will, among other things, compare the total amount paid to Owl

Rock Capital Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable business development companies. We will not reimburse Owl Rock Capital Advisors for any services for which it receives a separate fee, for example rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Owl Rock Capital Advisors.

        Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the board of directors or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the board of directors or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that Owl Rock Capital Advisors outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to Owl Rock Capital Advisors.

The Administration Agreement provides that Owl Rock Capital Advisors and its affiliates' respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person's duties or reckless disregard of such person's obligations and duties under the Administration Agreement.

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of Owl Rock Capital Advisors, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by Owl Rock Capital Advisors. We will bear our allocable portion of the compensation paid by Owl Rock Capital Advisors (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including base management fees and incentive fees, to Owl Rock Capital Advisors, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Owl Rock Capital Advisors in performing its administrative obligations under the Administration Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

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

•	escrow agent, transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•	federal, state and local taxes;
•	independent directors’ fees and expenses including certain travel expenses;
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•

the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

Dealer Manager Agreement

On February 8, 2017, we entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. Under the terms of the Dealer Manager Agreement, Owl Rock Securities serves as the dealer manager for our continuous offering. As dealer manager, Owl Rock Securities will earn a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees will not be paid.

Owl Rock Securities is an affiliate of Owl Rock Capital Partners and will not make an independent review of us or our continuous offering. This relationship may create conflicts in connection with the dealer manager’s due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in any prospectus for accuracy and completeness, due to its affiliation with the Adviser, no independent review of us will be made in connection with the distribution of our shares.

Owl Rock Securities is registered as a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.

The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of our directors who are not “interested persons”, as defined in the 1940 Act, and who have no direct or indirect financial interest in the operation of our distribution plan or the Dealer Manager Agreement or by vote a majority of the outstanding voting securities, on not more than 60 days’ written notice to Owl Rock Securities and the Adviser. The Dealer Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

Expense Support and Conditional Reimbursement Agreement

On February 6, 2017, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of our distributions to shareholders will represent a return of capital for tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that we met the minimum offering requirement.

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

Pursuant to the Expense Support Agreement, “Operating Expenses” means all of our operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser may terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser.

As of December 31, 2017, the amount of Expense Support Payments provided by the Adviser since inception is $2.9 million. Management believes that the Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2017. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	7.0%	September 30, 2020	1.75%
December 31, 2017	856	7.0%	December 31, 2020	1.75%
Total	$2,940

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage the us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation and/or other portfolio funds established by the Adviser that could avail themselves of exemptive relief.

License Agreement

We have entered into a license agreement (the “License Agreement”) with Owl Rock Capital Partners, pursuant to which Owl Rock Capital Partners has granted us a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as Owl Rock Capital Partners or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Owl Rock” name or logo.

Term

The Board expects to contemplate a liquidity event for our shareholders three to four years after the completion of our continuous public offering. We will consider the offering period to be complete as of the termination date of the most recent public equity offering if the we have not conducted a public equity offering in any continuous two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser.  A liquidity event involving a merger or sale of all or substantially all of our assets would require the approval of our shareholders in accordance with our charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow us to retain our investment portfolio intact. If we determine to list securities on a national securities exchange, we expect to, although are not required to, maintain our external management structure. If we have not consummated a liquidity event by the five-year anniversary of the completion of our continuous public offering, the Board will consider (subject to any necessary Shareholder approvals and applicable requirements of the 1940 Act) liquidating us and distributing cash to our shareholders, and dissolving us in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

Emerging Growth Company

We qualify as an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) for so long as we qualify as an emerging growth company. Specifically, under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain financial statements and disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation.

In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as amended by Section 102(b) of the JOBS Act provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We intend to take advantage of such extended transition periods. We will remain an emerging growth company until the earliest of (a) up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, (b) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more, (c) the date  we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange  Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). See “— Investment Advisory Agreement” and “— Administration Agreement.”

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies either of the following:

(i) does not have any class of securities listed on a national securities exchange;

(ii) has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or;

(iii) is controlled by a business development company or a group of companies including a business development company, the business development company actually exercise a controlling influence over the management or policies of the eligible portfolio company, and, as a result the business development company has an affiliated person who is a director of the eligible portfolio company

.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area

Significant Managerial Assistance. A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the business development company purchases such securities in conjunction with one or more other persons acting together, the business development company will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the business development company satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are be qualifying assets or temporary investments. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Owl Rock Capital Advisors will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in the best interest of us and our shareholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "ITEM 1A. RISK FACTORS—Risks Related to Business Development Companies—Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage."

Code of Ethics. We and Owl Rock Capital Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain of our affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1)

67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the U.S. or of any political subdivision thereof;

•

a trust that is subject to the supervision of a court within the U.S. and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is not a U.S. Shareholder or a partnership for U.S. tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation.

Taxation as a Regulated Investment Company

We intend to elect to be treated and to qualify each year thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We intend to timely distribute to our shareholders substantially all of our annual taxable income each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distributions in the following year and pay an applicable U.S. federal excise tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income

Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

While we intend to elect to be treated as a RIC for our taxable year ended December 31, 2017, if we fail to qualify for tax treatment as a RIC for any reason, we will be subject to U.S. federal income tax on our taxable income and gains at regular U.S. federal corporate tax rates.  We would not be able to deduct distributions to our shareholders, nor would they be required to be made. In order to qualify as a RIC for a subsequent taxable year, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify for tax treatment as a RIC. To the extent that we have any net built-in gains in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next five years. Alternatively, we may choose to recognize such built-in gains immediately prior to our requalification for tax treatment as a RIC.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Owl Rock Capital Advisors. The Proxy Voting Policies and Procedures of Owl Rock Capital Advisors are described below. The guidelines are reviewed periodically by Owl Rock Capital Advisors and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that it believes may have a negative impact on our clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by members of the Investment Committee who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation II, Attention: 245 Park Avenue, 41st Floor, New York, NY 10167, Attention: Investor Relations, or by calling Owl Rock Capital Corporation II at (212) 419-3000.

Privacy Policy

We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not collect any non-public personal information other than certain biographical information which is used only so that we can service your account, send you annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our investors.

We may share information that we collect regarding an investor with certain of our service providers for legitimate business purposes, for example, in order to process trades or mail information to investors. In addition, we may disclose information that we collect regarding an investor as required by law or in connection with regulatory or law enforcement inquiries.

Reporting Obligations

We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

We have made available on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. Shareholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. You should consider carefully the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

We were formed on October 15, 2015 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.

The lack of liquidity in our investments may adversely affect our business.

We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Defaults under the SPV Asset Facility or any future borrowing facility may adversely affect our business, financial condition, results of operations and cash flows.

In the event we default under the SPV Asset Facility, or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the SPV Asset Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the SPV Asset Facility or any other future borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder. This could reduce our liquidity and cash flow and impair our ability to grow our business. Substantially all of our assets are currently pledged as collateral under the SPV Asset Facility. If we were to default on our obligations under the terms of the SPV Asset Facility or any future debt instrument the agent for the applicable lenders would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in the SPV Asset Facility or any other future borrowing facility may limit discretion in operating our business.

Any security interests and/or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the terms of the SPV Asset Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances as permitted under the SPV Asset Facility. In addition, if our borrowing base under the SPV Asset Facility were to decrease, we would be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we would be required to repay advances under the SPV Asset Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, under the SPV Asset Facility we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The SPV Asset Facility and Promissory Notes mature on November 30, 2021 and December 31, 2018, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2016, the Federal Reserve raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The recent decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, structure, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a majority of the outstanding shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement may be terminated at any time, without penalty, by the Adviser upon 120 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received Net Revenues for the previous four quarters.

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.

Because our business model depends to a significant extent upon the Adviser’s relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Our Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value a majority of these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board, based on, among other things, input from our Adviser and our Audit Committee. Our Board will utilize the services of independent third-party valuation firm(s), including Duff & Phelps, LLC, to aid us in determining the fair value of our investments. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

Our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our continuous public offering and may use the net proceeds from our continuous public offering in ways with which our investors may not agree.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of our Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may experience fluctuations in our operating results.

We may experience fluctuations in our operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of OperationS – Critical Accounting Policies – Investments at Fair Value.”

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry in which we may invest significantly than a diversified investment company.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts;
•	outages due to idiosyncratic issues at specific service providers; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay dividends to our shareholders.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that adversely affects our data, resulting in increased costs and other consequences as described above.

We are exposed to risks resulting from the current low interest rate environment.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current, historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in our net asset value per share.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates have limited experience managing a business development company.

Our Adviser and its affiliates have limited experience managing a vehicle regulated as a business development company and may not be able to operate our business successfully or achieve our investment objective. As a result, an investment in our securities may entail more risk than the securities of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the personnel of our Adviser and its affiliates. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification and other requirements. Any failure by us to comply with these provisions could prevent us from maintaining our qualification as a business development company or tax treatment as a RIC or could force us to pay unexpected taxes and penalties, which could be material. Our Adviser’s and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, make it more difficult for us to achieve our investment objective.

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Dealer Manager and our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Dealer Manager to earn additional upfront selling commissions and dealer manager fees and our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Adviser and its respective affiliates currently manage Owl Rock Capital Corporation and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser for the same investors and investment opportunities.

The Adviser may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our borrowers, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of our Adviser may act as placement agents or in similar capacities in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by our Adviser for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

The Adviser may have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In those instances, a portfolio manager for our Adviser has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our Board will monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

The Adviser serves as the investment adviser to Owl Rock Capital Corporation, another BDC that has substantially the same investment objective and strategies as us, subjecting the Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with affiliated BDCs that are also advised by the Adviser, such as Owl Rock Capital Corporation, subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending acquisitions on our behalf. To mitigate these conflicts, the Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with its allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, the Adviser and certain of our affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in transactions in which terms other than price are negotiated in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investments by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

The Adviser’s actions on behalf of its other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”), including, but not limited to, Owl Rock Capital Corporation. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

On February 7, 2017, we, the Adviser and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders sand is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

In situations when co-investment with the Adviser’s other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by our Adviser may differ from those rendered to their other clients.

Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

Our Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’ advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Adviser’s net worth is not available to satisfy our liabilities and other obligations.

As required by the Omnibus Guidelines, as adopted by the North American Securities Administrators Association (“NASAA”), our Adviser and its parent entities have an aggregate net worth in excess of $32.5 million. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a business development company, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.

First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies. In addition, in connection with any “last out” first-lien loans in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”).  In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

A redemption of convertible securities held by us could have an adverse effect on our ability to achieve our investment objective.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. GAAP and taxable income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•

Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•

For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;

•

The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and

•

In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our strategy focuses on investing primarily in the debt of privately owned U.S. companies with a focus on originated transactions sourced through the networks of our Adviser. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. We also make debt investments in portfolio companies secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize investments made in the form of debt as equity contributions.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a business development company, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

We do not currently, and do not expect in the future, to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital. Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Many of our debt investments are based on floating interest rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We will not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.

International investments create additional risks.

We may make investments in portfolio companies that are domiciled outside of the United States. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets”, which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•

foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;
•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•

the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•

deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service our debt or for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our shareholders.

We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Defaults by our portfolio companies could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges.

As of December 31, 2017, our investments in portfolio companies that operate in the healthcare sector represented 11.4% of our total portfolio, at fair value. Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies that operate in the healthcare sector to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In addition, insurance company and other reimbursement rates may be subject to change, often with little notice, and decreases in such rates could materially adversely affect the value of the healthcare companies in our portfolio.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure you that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure you that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•

may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

•

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of the Adviser) may hold a larger number of investments, greater demands will be placed on the Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and you may face increased investment risk. In addition, since our base management fee is calculated as a percentage of the value of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts, our base management fee expenses will increase if we incur additional indebtedness to the extent we use leverage to make investments.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, we may incur greater and indirect costs to engage in derivatives transactions or financial commitment transactions, and our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Risks Related to an Investment in Our Common Stock

If we are unable to raise substantial funds in our ongoing, continuous public offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

        Our continuous public offering is being made on a best efforts basis, whereby our Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We intend to contemplate a liquidity event for our shareholders within three to four years after the completion of our continuous public offering. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio while providing our shareholders with access to a trading market for their securities.

We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our Board will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by our Adviser or a listing with either an internal or external management structure.

        Also, since a portion of the public offering price from the sale of shares in this offering will be used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which may not be for a sufficient number of shares to meet your request and which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased. See "Share Repurchase Program" for a detailed description of the share repurchase program.

        If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and business development companies frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

Our Dealer Manager in our continuous public offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective. Our ability to conduct our continuous public offering successfully is dependent, in part, on the ability of our Dealer Manager to successfully establish, operate and maintain relationships with a network of broker-dealers.

        The success of our continuous public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

We intend, but are not required, to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares.

In the third quarter of 2017, we began offering, and on a quarterly basis, and intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.  We have not established limits on the amount of funds we may use from any available sources to repurchase shares; however, we will not borrow funds for the purpose of repurchasing shares if the amount of such repurchases would exceed our accrued and received Net Revenues for the previous four quarters.

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

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

        When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, the price at which you may sell shares, which will be the current net offering price per share in effect on each date of repurchase, may be lower than the amount you paid in connection with the purchase of shares in this offering.

We may be unable to invest a significant portion of the net proceeds of our continuous public offering on acceptable terms in an acceptable timeframe.

        Delays in investing the net proceeds of our continuous public offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our continuous public offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

        Before making investments, we will invest the net proceeds of our continuous public offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 300 million shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Certain provisions of our charter and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our common stock.

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders form removing a majority of direction in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC tax treatment or BDC status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors; and
•	loss of a major funding source.

The amount of any distributions we may make is uncertain. We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of an offering, borrowings and expense reimbursements from our Adviser, which is subject to recoupment. We have not established limits on the amount of funds we may use from such proceeds or borrowings or expense reimbursements to make any such distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received Net Revenues for the previous four quarters. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock if the investor opts in to the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan may experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

The existence of a large number of outstanding shares and shareholders prior to completion of the listing of our securities on a national securities exchange could negatively affect our stock price.

The ability of our shareholders to liquidate their investments will be limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

        Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock, debt securities or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect certain members of our Board and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President signed into law. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS – Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must satisfy an additional annual distribution requirement with respect to each calendar year in order to minimize the 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to our Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are deductible by a U.S. shareholder' that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 245 Park Avenue, 41st floor, New York, New York 10167 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

On April 4, 2017, we received subscription agreements totaling $10 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with our Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees.

The following table summarizes transactions with respect to our shares of common stock during the year ended December 31, 2017:

	December 31, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,807,955	$90,894
Reinvestment of distributions	58,161	526
Shares/gross proceeds from the continuous public offering	9,866,116	91,420
Sales load	—	(2,242)
Total shares/net proceeds	9,866,116	$89,178

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below its current net offering price, our Board will reduce the offering price in order to establish a new net offering price per share that is not more than 2.5% above the net asset value. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, our Board increased the offering price per common stock on certain dates. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07

Dividends

Our Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

On November 7, 2017, our Board declared regular weekly cash distributions for January 2018 through March 2018. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates. On March 2, 2018, our Board declared regular weekly cash distributions for April 2018 through June 2018. The regular weekly cash distributions, each on the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the year ended December 31, 2017:

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gains on investments	—	5	0.3%
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

The dividends declared during year ended December 31, 2017 were derived from net investment income and capital gains, determined on a tax basis. See “Item 1. Business – Dividend Reinvestment Plan” for a description of our dividend reinvestment plan.

Recent Sale of Unregistered Securities

For the year ended December 31, 2017, the total shares of our common stock issued and aggregate purchase price received pursuant to subscription agreements received on April 4, 2017 in connection with our private placement of shares of our common stock to certain individuals and entities affiliated with the Adviser, including shares sold to an affiliate, was:

	Year Ended December 31, 2017
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

Share Repurchases

In the third quarter of 2017, we began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We have not established limits on the amount of funds we may use from any available sources to make repurchases; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received, which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters.

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

On August 22, 2017, we offered to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.

On November 13, 2017, we offered to repurchase $121 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects out net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were purchased in connection with this offer to purchase.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the year ended December 31, 2017. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, 2017
Consolidated Statement of Operations Data
Income
Total investment income	$2,023
Expenses
Total Operating Expenses	3,492
Expense Support	(2,940)
Net Operating Expenses	552
Net investment income	$1,471
Total net realized and unrealized gains	97
Increase in net assets resulting from operations	$1,568
Earnings per common share – basic and diluted	$0.45

($ in thousands, except per share amounts)	As of December 31, 2017
Consolidated Balance Sheet Data
Investments at fair value	$66,136
Cash and cash equivalents	43,131
Total assets	110,340
Total debt	17,564
Total liabilities	21,257
Total net assets	89,083
Net asset value per share	$9.03
Other Data:
Number of portfolio companies at year end	20
Distributions Declared Per Share	$0.49
Total return based on net asset value(1)	5.9%
Weighted average total yield of portfolio at fair value	9.0%
Weighted average total yield of portfolio at amortized cost	9.0%
Weighted average yield of debt and income producing securities at fair value	9.1%
Weighted average yield of debt and income producing securities at amortized cost	9.1%
Fair value of debt investments as a percentage of principal	97.7%

________________

(1)

Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2017 was 5.9% (without upfront sales load) and 0.6% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as investment adviser with the Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, beginning with our first taxable year ending subsequent to the date we commence investment operations, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). On March 15, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. On September 27, 2017, we formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company.  On October 18, 2017, we formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2017, we have issued 9,808,055 shares of our common stock for gross proceeds of approximately $90.9 million. As of December 31, 2017, we had raised total gross proceeds of approximately $90.9 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Owl Rock Capital Corporation conducts private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. The initial closing of the Private Offerings occurred on March 3, 2016. As of December 31, 2017, Owl Rock Capital Corporation had $5.1 billion in total capital commitments from investors.

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Our Adviser’s investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation and/or other funds established by our Adviser that could avail themselves of exemptive relief.

We have elected to be regulated as a BDC under the 1940 Act and intend to qualify and be treated as a RIC for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through December 31, 2017, our Adviser has originated $3.5 billion aggregate principal amount of investments, of which $3.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation, a BDC advised by our Adviser. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of December 31, 2017, our average investment size in each of our portfolio companies was approximately $3.30 million based on fair value. As of December 31, 2017, our portfolio companies had weighted average annual revenue of $846 million and weighted average annual EBITDA of $117 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2017, 100.0% of our investments based on fair value bear interest at a floating rate, the majority of which are subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2017, the amount of Expense Support payments provided by our Adviser since inception is $2.9 million.

Reimbursement of Administrative Services

We will reimburse our Adviser for the administrative expenses necessary for its performance of services to us. However, such reimbursement will be made at an amount equal to the lower of our Adviser’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Adviser for any services for which it receives a separate fee, for example rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Adviser.

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

High Yield Market – Middle market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus “flex” – a set of terms, coupon and fee cushion that underwriters have the right to impose on the loan as a means to help the loan clear the market in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $954 billion as of September 30, 2017, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th Quarter 2017 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Portfolio and Investment Activity

As of December 31, 2017, based on fair value, our portfolio consisted of 59.2% first lien debt investments, 40.2% second-lien debt investments and 0.6% equity investments.

As of December 31, 2017, our weighted average total yield of the portfolio at fair value and amortized cost was 9.0% and 9.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.1% and 9.1%, respectively.

As of December 31, 2017 we had investments in 20 portfolio companies with an aggregate fair value of $66.1 million.

Our investment activity for the year ended December 31, 2017 is presented below (information presented herein is at par value unless otherwise indicated). We began investment activities in April 2017; therefore, there was no investment activity for the year ended December 31, 2016.

($ in thousands)	Year Ended December 31, 2017
New investment commitments
Gross originations	$86,593
Less: Sell downs	(8,625)
Total new investment commitments	$77,968
Principal amount of investment funded:
First-lien senior secured debt investments	$37,563
Second-lien senior secured debt investments	30,968
Equity investments	377
Total principal amount of investments funded	$68,908
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,500)
Second-lien senior secured debt investments	—
Equity investments	—
Total principal amount of investments sold or repaid	$(1,500)
Number of new investment commitments in new portfolio companies(1)	23
Average new investment commitment amount	$3,390
Weighted average term for new investment commitments (in years)	6.3
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	7.5%
Weighted average spread over LIBOR of new floating rate investment commitments	6.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

Investments at fair value and amortized cost consisted of the following as of December 31, 2017:

	December 31, 2017
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$39,130	$39,173
Second-lien senior secured debt investments	26,537	26,586
Equity investments	377	377
Total Investments	$66,044	$66,136

The industry composition of investments based on fair value as of December 31, 2017 was as follows:

December 31, 2017
Buildings and real estate	9.7%
Business services	3.5
Consumer products	1.5
Containers and packaging	14.8
Distribution	5.9
Energy equipment and services	2.6
Financial services	12.7
Healthcare providers and services	11.4
Household products	9.7
Human resource support services	0.7
Internet software and services	1.4
Leisure and entertainment	8.8
Manufacturing	6.9
Oil and gas	8.0
Transportation	2.4
Total	100.0%

The geographic composition of investments based on fair value as of December 31, 2017 was as follows:

December 31, 2017
United States:
Midwest	20.7%
Northeast	17.0
South	38.0
West	14.5
Belgium	7.7
United Kingdom	2.1
Total	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of December 31, 2017 are as follows:

December 31, 2017
Weighted average total yield of portfolio	9.0%
Weighted average total yield of debt and income producing securities	9.1%
Weighted average interest rate of debt and income producing securities	8.4%
Weighted average spread over LIBOR of all floating rate investments	6.9%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2017:

December 31, 2017
Investment Rating	Fair Value	Percentage
($ in thousands)
1	$—	—%
2	66,136	100.0
3	—	—
4	—	—
5	—	—
Total	$66,136	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2017:

	December 31, 2017
($ in thousands)	Amortized Cost	Percentage
Performing	$65,667	100.0%
Non-accrual	—	—
Total	$65,667	100.0%

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

Results of Operations

The Company commenced operations on April 4, 2017, and therefore comparative financial statements are not presented. The following table represents the operating results for the year ended December 31, 2017:

($ in thousands)	Year Ended December 31, 2017
Total Investment Income	$2,023
Less: Net Operating Expenses	552
Net Investment Income (Loss)	1,471
Net realized gain (loss)	5
Net change in unrealized gain (loss)	92
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,568

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

Investment Income

Investment income for the year ended December 31, 2017 were as follows:

($ in thousands)	Year Ended December 31, 2017
Interest from investments	$1,857
Other income	166
Total investment income	$2,023

Investment income for the year ended December 31, 2017 was $2,023 thousand, which consisted of $1,857 thousand of interest income and $166 thousand of other income.

Expenses

Expenses for the year ended December 31, 2017 were as follows:

($ in thousands)	Year Ended December 31, 2017
Initial organization	$874
Interest expense	125
Management fee	375
Performance based incentive fees	19
Professional fees	1,036
Directors' fees	181
Other general and administrative	882
Total operating expenses	$3,492
Expense support	(2,940)
Net operating expenses	$552

Total operating expenses for the year ended December 31, 2017 was $3.5 million, which consisted of $874 thousand of organizational expenses, $125 thousand of interest expense, $375 thousand of management fees, $19 thousand of performance based incentive fees, $1,036 thousand of professional fees, $181 thousand of Directors’ fees, and $882 thousand of other general and administrative expenses. Pursuant to the Expense Support Agreement, our Adviser provided expense support of $2.9 million, reducing our operating expenses to $552 thousand.

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

For the year ended December 31, 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the year ended December 31, 2017, net unrealized gains on our investment portfolio were comprised of the following:

($ in thousands)	Year Ended December 31, 2017
Net unrealized gain (loss) on investments	$92
Net unrealized gain (loss) on investments	$92

Net Realized Gains on Investments

During the year ended December 31, 2017, we generated realized gains on our investment portfolio of the following:

($ in thousands)	Year Ended December 31, 2017
Net realized gain (loss) on investments	$5
Net realized gain (loss) on investments	$5

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2017, our asset coverage ratio was 496.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2017 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2017, we had $43.1 million in cash and cash equivalents. During the year ended December 31, 2017, we used $61.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $68.2 million, partially offset by sales of portfolio investments of $2.3 million, and other operating activity of $4.2 million. Lastly, cash provided by financing activities was $104.8 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $20.0 million and proceeds from the issuance of shares of $88.4 million, partially offset by distributions paid of $1.1 million and debt issuance costs of $2.5 million.

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

On April 4, 2017, we received subscription agreements totaling $10 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with our Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees.

The following table summarizes transaction with respect to our shares of common stock during the year ended December 31, 2017:

	December 31, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,807,955	$90,894
Reinvestment of distributions	58,161	526
Shares/gross proceeds from the continuous public offering	9,866,116	91,420
Sales load	—	(2,242)
Total shares/net proceeds	9,866,116	$89,178

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below its current net offering price, our board of directors (the “Board”) will reduce the offering price in order to establish a new net offering price per share that is not more than 2.5% above the net asset value. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, our Board increased the offering price per common stock on certain dates. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07

Distributions

Our Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

On November 7, 2017, our Board declared regular weekly cash distributions for January 2018 through March 2018. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates. On March 2, 2018, our Board declared regular weekly cash distributions for April 2018 through June 2018. The regular weekly cash distributions, each on the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates.

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

We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gain proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through December 31, 2017, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve performance necessary to sustain these distributions, or be able to pay distributions at all. Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we have declared on its shares of common stock during the year ended December 31, 2017:

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gains on investments	—	5	0.3%
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

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

On August 22, 2017, we offered to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.

On November 13, 2017, we offered to repurchase $121 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects out net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were purchased in connection with this offer to purchase.

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2017:

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the year ended December 31, 2017, the components of interest expense were as follows:

($ in thousands)	Year Ended December 31, 2017
Interest expense	$72
Amortization of debt issuance costs	$53
Total Interest Expense	$125
Average interest rate	4.6%
Average daily borrowings	$2,487

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly owned subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, we expect to sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $200 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for a reinvestment period of up to three years after the Closing Date (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.

The SPV Asset Facility will mature on November 30, 2021. Amounts drawn bear interest at LIBOR plus a 2.5% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV

Asset Facility, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the Lenders will not be available to pay our debts.

Borrowings of the Subsidiaries are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

In connection with the SPV Asset Facility, we entered into a Non-Recourse Carveout Guaranty Agreement with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, the we guarantee certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility.

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, the Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

The interest rate on any such borrowing may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Lender, as borrower, and East West Bank.

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by our Adviser, and in any event due and payable in full no later than December 31, 2018. We intend to use the borrowed funds to leverage our current investment portfolio and to make investments in portfolio companies consistent with our investment strategies.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2017, we had the following outstanding commitments:

Company	Investment	December 31, 2017
($ in thousands)
SABA Software, Inc.	First lien senior secured revolving loan	$50
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	102
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	58
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	143
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	71
Lytx, Inc.	First lien senior secured revolving loan	92
Troon Golf, L.L.C.	First lien senior secured revolving loan	574
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	4,150
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253
Total Portfolio Company Commitments		$8,704

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

Organizational and Offering Costs

Our Adviser has incurred organization and offering costs on our behalf in the amount of $3.8 million for the period from October 15, 2015 (Inception) to December 31, 2017, of which $1.0 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, our Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by our Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2017, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of December 31, 2017, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$17,564	$—	$—	$17,564	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$17,564	$—	$—	$17,564	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Our Board has authorized us to enter into a series of Promissory Notes with our Adviser to borrow up to $20 million.  See “ITEM 8. – Notes to Consolidated Financial Statements – Note. 6 Debt” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. – Risk Factors.”

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code for the taxable year ended December 31, 2017. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital loss.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2017, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$2,019	$(600)	$1,419
Up 200 basis points	$1,346	$(400)	$946
Up 100 basis points	$673	$(200)	$473
Down 25 basis points	$(168)	$50	$(118)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation II:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation II (and subsidiaries) (the Company) as of December 31, 2017 and 2016, including the consolidated schedule of investments as of December 31, 2017, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2017, by correspondence with custodians, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 2, 2018

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value (amortized cost of $66,044 and $0, respectively)	$66,136	$—
Cash and cash equivalents	43,131	1
Due from Adviser	167	—
Interest receivable	288	—
Subscriptions receivable	217	—
Prepaid expenses and other assets	401	—
Total Assets	$110,340	$1
Liabilities
Debt (net of deferred financing costs of $2,436 and $0, respectively)	17,564	—
Payable for investments purchased	2,443	—
Management fee payable	375	—
Accrued performance based incentive fees	19	—
Accrued expenses and other liabilities	856	—
Total Liabilities	21,257	—
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 9,866,216 and 100 shares issued and outstanding, respectively	99	—
Additional paid-in-capital	89,080	1
Undistributed (distributions in excess of) net investment income	(188)	—
Net unrealized gain (loss) on investments	92	—
Total Net Assets	89,083	1
Total Liabilities and Net Assets	$110,340	$1
Net Asset Value Per Share	$9.03	$9.00

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

Year Ended December 31, 2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,857
Other income	166
Total investment income from non-controlled, non-affiliated investments	2,023
Total Investment Income	2,023
Operating Expenses
Initial organization	874
Interest expense	125
Management fee	375
Performance based incentive fees	19
Professional fees	1,036
Directors' fees	181
Other general and administrative	882
Total Operating Expenses	3,492
Expense Support	(2,940)
Net Operating Expenses	552
Net Investment Income (Loss)	$1,471
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$92
Total Net Unrealized Gain (Loss)	92
Net realized gain (loss):
Non-controlled, non-affiliated investments	5
Total Net Realized Gain (Loss)	5
Total Net Realized and Unrealized Gain (Loss)	97
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,568
Earnings Per Share - Basic and Diluted	$0.45
Weighted Average Shares Outstanding - Basic and Diluted	3,500,950

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2017

(Amounts in thousands)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)	Second lien senior secured loan	L + 7.88%	11/4/2022	$6,468	$6,406	$6,403	7.2%
Business services
CIBT Global, Inc(7)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	977	980	1.1%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(15)	First lien senior secured loan	L + 6.50%	8/29/2023	1,394	1,367	1,366	1.6%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(12)(15)(17)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	—	(5)	(6)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(15)(17)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	—	(1)	(1)	—%
				2,394	2,338	2,339	2.7
Consumer products
Feradyne Outdoors, LLC(7)	First lien senior secured loan	L + 6.25%	5/25/2023	995	984	983	1.1%
Containers and packaging
Ring Container Technologies Group, LLC(6)	Second lien senior secured loan	L + 7.50%	10/31/2025	10,000	9,804	9,800	11.0%
Distribution
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)	First lien senior secured loan	L + 7.50%	6/9/2024	3,980	3,906	3,920	4.4%
Energy equipment and services
Liberty Oilfield Services LLC(6)	First lien senior secured loan	L + 7.63%	9/19/2022	1,746	1,715	1,746	2.0%
Financial services
Cardinal US Holdings, Inc.(8)(15)	First lien senior secured loan	L + 5.00%	7/31/2023	5,486	5,111	5,102	5.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(7)	First lien senior secured loan	L + 6.75%	9/6/2022	3,406	3,324	3,320	3.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(17)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	—	(2)	(2)	—%
				8,892	8,433	8,420	9.4
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(7)(13)	First lien senior secured loan	L + 6.54%	12/1/2021	995	986	991	1.1%
PetVet Care Centers, LLC(7)	First lien senior secured loan	L + 6.00%	6/8/2023	637	631	637	0.7%
PetVet Care Centers, LLC(9)(10)(17)	First lien senior secured revolving loan	P + 5.00%	6/8/2023	60	59	60	0.1%
PetVet Care Centers, LLC(7)(10)(12)(17)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	198	195	198	0.2%
TC Holdings, LLC (dba TrialCard)(6)	First lien senior secured loan	L + 4.50%	11/14/2023	5,780	5,656	5,652	6.3%
TC Holdings, LLC (dba TrialCard)(10)(11)(17)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(10)	(10)	—%
TC Holdings, LLC (dba TrialCard)(10)(11)(12)(17)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(49)	(50)	(0.1)%
				7,670	7,468	7,478	8.3
Household products
Hayward Industries, Inc.(6)	Second lien senior secured loan	L + 8.25%	8/4/2025	6,500	6,375	6,403	7.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

(Amounts in thousands)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Principal / Par	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Human resource support services
SABA Software, Inc.(7)	First lien senior secured loan	L + 5.50%	5/1/2023	448	443	446	0.5%
SABA Software, Inc.(10)(11)(17)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	(1)	—	—%
				448	442	446	0.5
Internet software and services
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(17)	First lien senior secured loan	L + 6.00%	6/17/2024	938	924	924	1.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(10)(11)(17)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	—	(1)	(1)	—%
				938	923	923	1.0
Leisure and entertainment
Troon Golf, L.L.C.(7)(13)14)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	5,911	5,826	5,823	6.5%
Troon Golf, L.L.C.(10)(11)(17)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(8)	(9)	—%
				5,911	5,818	5,814	6.5
Manufacturing
Ideal Tridon Holdings, Inc.(9)	First lien senior secured loan	P + 5.50%	7/31/2023	1,564	1,534	1,540	1.7%
Ideal Tridon Holdings, Inc.(9)(10)(17)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	36	32	33	—%
Pexco LLC (dba Spectrum Plastic Group)(7)	Second lien senior secured loan	L + 8.00%	5/8/2025	3,000	2,975	3,000	3.4%
				4,600	4,541	4,573	5.1
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(8)	First lien senior secured loan	L + 7.25%	10/25/2022	5,094	4,998	4,992	5.6%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(11)(17)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	—	(7)	(8)	—%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(11)(12)(17)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	—	(80)	(83)	(0.1)%
				5,094	4,911	4,901	5.5
Transportation
Lytx, Inc.(7)	First lien senior secured loan	L + 6.75%	8/31/2023	1,654	1,606	1,612	1.8%
Lytx, Inc.(10)(11)(17)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(3)	(2)	—%
				1,654	1,603	1,610	1.8
Total Debt Investments				$67,290	$65,667	$65,759	73.8%
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(17)	LLC Interest	N/A	N/A	377	377	377	—%
Total Equity Investments				$377	$377	$377	—%
Total Investments				$67,667	$66,044	$66,136	73.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

(Amounts in thousands)

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
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2017 was 1.56%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2017 was 1.69%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2017 was 1.84%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2017 was 4.50%.
(10)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(11)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(12)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(13)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication.
(14)

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

(15)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets.

(16)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See Note 6 “Debt.”
(17)	Investment is not pledged as collateral on the SPV Asset Facility.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share and per share amounts)

Year Ended December 31, 2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$1,471
Net unrealized gain (loss) on investments	92
Net realized gain (loss) on investments	5
Net Increase in Net Assets Resulting from Operations	1,568
Distributions
Net investment income	(1,471)
Net realized gains	(5)
Distributions in excess of net investment income (Note 8)	(188)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(1,664)
Capital Share Transactions
Issuance of shares of common stock	88,652
Reinvestment of shareholders' distributions	526
Net Increase in Net Assets Resulting from Capital Share Transactions	89,178
Total Increase in Net Assets	89,082
Net Assets, at beginning of period	1
Net Assets, at end of period	$89,083
Undistributed (distributions in excess of) net investment income	$(188)

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Cash Flows

(Amounts in thousands, except share and per share amounts)

Year Ended December 31, 2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,568
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(68,206)
Proceeds from investments, net	2,263
Net change in unrealized gain (loss) on investments	(92)
Net realized (gain) loss	(5)
Net amortization of discount on investments	(96)
Amortization of debt issuance costs	53
Amortization of offering costs	96
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	(167)
(Increase) decrease in interest receivable	(288)
(Increase) decrease in prepaid expenses and other assets	(497)
Increase (decrease) in payable for investments purchased	2,443
Increase (decrease) in management fee payable	375
Increase (decrease) in performance based incentive fees	19
Increase (decrease) in accrued expenses and other liabilities	856
Net cash used in operating activities	(61,678)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	60,589
Repayments of Credit Facilities	(40,589)
Debt issuance costs	(2,489)
Proceeds from issuance of common shares	88,435
Distributions paid to shareholders	(1,138)
Net cash provided by financing activities	104,808
Net increase in cash and cash equivalents	43,130
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$43,131

Supplemental and Non-Cash Information
Interest paid during the period	$47
Distributions declared during the period	$1,664
Subscriptions receivable	$217
Reinvestment of distributions during the period	$526

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements

Note 1. Organization and Principal Business

Owl Rock Capital Corporation II (“Owl Rock” or the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

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

In April 2017, the Company commenced operations and made its first portfolio company investment. On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. On September 27, 2017, the Company formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company. On October 18, 2017, the company formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company.

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through December 31, 2017, the Company has issued 9,808,055 shares of our common stock for gross proceeds of approximately $90.9 million. As of December 31, 2017, the Company had raised total gross proceeds of approximately $90.9 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

The Board expects to contemplate a liquidity event for the Company’s shareholders three to four years after the completion of the continuous public offering. The Company will consider the offering period to be complete as of the termination date of the most recent public equity offering if the Company has not conducted a public equity offering in any continuous two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation to the Company and distribution of cash to its shareholders. A

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser.  A liquidity event involving a merger or sale of all or substantially all of the Company’s assets would require the approval of its shareholders in accordance with the Company’s charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow the Company to retain its investment portfolio intact. If the Company determines to list securities on a national securities exchange, the Company expects to, although is not required to, maintain its external management structure. If the Company has not consummated a liquidity event by the five-year anniversary of the completion of the offering, the Board will consider (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) liquidating the Company and distributing cash to its shareholders, and dissolving the Company in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements, have been included. The Company commenced operations on April 4, 2017, and therefore comparative financial statements are not presented. The Company’s fiscal year ends on December 31.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

The Company applies ASC 820, as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Offering Expenses

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and amortized over a twelve-month period from incurrence. The amortization of the offering costs is included in professional fees on the consolidated statement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ended December 31, 2017. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by Owl Rock represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no material uncertain income tax positions through December 31, 2017. The 2016 tax year remains subject to examination by U.S. federal, state and local tax authorities.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

The application of the aforementioned updated revenue recognition guidance is not expected to have a material impact on the Company’s consolidated financial statements. In addition, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

For the year ended December 31, 2017, the Company incurred expenses of approximately $0.8 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

For the year ended December 31, 2017, the Company incurred management fees of approximately $0.4 million.

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

For the year ended December 31, 2017, the Company did not incur a performance based incentive fee based on net investment income.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

For the year ended December 31, 2017, the Company accrued a performance based incentive fee based on capital gains of $19 thousand.

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

For the year ended December 31, 2017, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.9 million.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Owl Rock Securities is an affiliate of Owl Rock Capital Partners LP and will not make an independent review of the Company or it continuous public offering. This relationship may create conflicts in connection with the dealer manager’s due diligence obligations under the federal securities laws. Although the dealer manager will examine the information in the Company’s prospectus for accuracy and completeness, due to its affiliation with the Adviser, no independent review of the Company will be made in connection with the distribution of its shares.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

As of December 31, 2017, the amount of Expense Support Payments provided by the Adviser since inception is $2.9 million. Management believes that the Reimbursement Payments by the Company to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2017. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	7.0%	September 30, 2020	1.75%
December 31, 2017	856	7.0%	December 31, 2020	1.75%
Total	$2,940

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”) with Owl Rock Capital Partners LP, pursuant to which Owl Rock Capital Partners LP has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Investments at fair value and amortized cost consisted of the following as of December 31, 2017:

	December 31, 2017
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$39,130	$39,173
Second-lien senior secured debt investments	26,537	26,586
Equity investments	377	377
Total Investments	$66,044	$66,136

The industry composition of investments based on fair value as of December 31, 2017 was as follows:

December 31, 2017
Buildings and real estate	9.7%
Business services	3.5
Consumer products	1.5
Containers and packaging	14.8
Distribution	5.9
Energy equipment and services	2.6
Financial services	12.7
Healthcare providers and services	11.4
Household products	9.7
Human resource support services	0.7
Internet software and services	1.4
Leisure and entertainment	8.8
Manufacturing	6.9
Oil and gas	8.0
Transportation	2.4
Total	100.0%

The geographic composition of investments based on fair value as of December 31, 2017 was as follows:

December 31, 2017
United States:
Midwest	20.7%
Northeast	17.0
South	38.0
West	14.5
Belgium	7.7
United Kingdom	2.1
Total	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 5. Fair Value of Investments

Investments

The following tables presents the fair value hierarchy of investments as of December 31, 2017:

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	—	—	39,173	39,173
Second-lien senior secured debt investments	—	—	26,586	26,586
Equity investments	—	—	377	377
Total Investments	$—	$—	$66,136	$66,136

The following table presents changes in fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2017:

	As of and for the Year Ended December 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity Investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	40,305	26,522	377	67,204
Proceeds from investments, net	(1,257)	—	—	(1,257)
Net change in unrealized gain (loss)	43	49	—	92
Net realized gains (losses)	6	(1)	—	5
Net amortization of discount on investments	76	16	—	92
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$39,173	$26,586	$377	$66,136

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at December 31, 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2017 on Investments Held at December 31, 2017
First-lien senior secured debt investments	$43
Second-lien senior secured debt investments	49
Equity investments	—
Total	$92

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$18,913	Recent Transaction	Transaction Price	93.0-98.0 (96.5)	Increase
	20,260	Yield Analysis	Market Yield	6.4%-10.9% (9.9%)	Decrease
Second-lien senior secured debt investments	$16,203	Recent Transaction	Transaction Price	98.0 - 99.0 (98.4)	Increase
	10,383	Yield Analysis	Market Yield	11.4%-16.6% (13.1%)	Decrease
Equity investments	377	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of December 31, 2017, approximates their carrying value.

The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017, the asset coverage was 496.9%.

Our debt obligations consisted of the following as of December 31, 2017:

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the year ended December 31, 2017, the components of interest expense were as follows:

($ in thousands)	Year Ended December 31, 2017
Interest expense	$72
Amortization of debt issuance costs	$53
Total Interest Expense	$125
Average interest rate	4.6%
Average daily borrowings	$2,487

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

From time to time, the Company expects to sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $200 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for a reinvestment period of up to three years after the Closing Date (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.

The SPV Asset Facility will mature on November 30, 2021. Amounts drawn bear interest at LIBOR plus a 2.5% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The SPV Asset Facility contains customary covenants,

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the Lenders will not be available to pay the debts of the Company.

Borrowings of the Subsidiaries are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

In connection with the SPV Asset Facility, the Company entered into a Non-Recourse Carveout Guaranty Agreement with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, the Company guarantees certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility.

Promissory Note

On May 18, 2017, the Board authorized the Company, as borrower, to enter into a series of Promissory Notes with the Adviser, as lender, to borrow up to an aggregate of $10 million from the Adviser. On October 19, 2017, the Board increased the approved amount to an aggregate of $15 million. On March 2, 2018, the Board increased the approved amount to an aggregate of $20 million. The borrower may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and the Company.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2017, the Company had the following outstanding commitments:

Company	Investment	December 31, 2017
($ in thousands)
SABA Software, Inc.	First lien senior secured revolving loan	$50
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	102
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	58
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	143
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	71
Lytx, Inc.	First lien senior secured revolving loan	92
Troon Golf, L.L.C.	First lien senior secured revolving loan	574
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	4,150
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253
Total Portfolio Company Commitments		$8,704

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.8 million for the period from October 15, 2015 (Inception) to December 31, 2017, of which $1.0 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2017, management is not aware of any pending or threatened litigation.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

On September 30, 2016, the Company issued 100 common shares for $900 to the Adviser. The Company received $900 in cash from the Adviser on November 17, 2016.

On April 4, 2017, the Company received subscription agreements totaling $10 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees.

The following table summarizes transactions with respect to shares of the Company’s common stock during the year ended December 31, 2017:

	December 31, 2017
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the continuous public offering	9,807,955	$90,894
Reinvestment of distributions	58,161	526
Shares/gross proceeds from the continuous public offering	9,866,116	91,420
Sales load	—	(2,242)
Total shares/net proceeds	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

On November 7, 2017, the Board declared regular weekly cash distributions for January 2018 through March 2018. The regular weekly cash distributions, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record dates. On March 2, 2018, the Board declared regular weekly distributions for April 2018 through June 2018. The regular weekly cash distribution, each in gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through December 31, 2017, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. See Note 10. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the year ended December 31, 2017:

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gains on investments	—	5	0.3%
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

On November 13, 2017, the Company offered to repurchase $121 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects the net offering price per share in effect as of December 13, 2017). The offer expired on December 12, 2017. No shares were purchased in connection with the offer to purchase.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2017:

($ in thousands)	Year Ended December 31, 2017
Increase (decrease) in net assets resulting from operations	$1,568
Weighted average shares of common stock outstanding—basic and diluted	3,500,950
Earnings per common share-basic and diluted	$0.45

Note 10. Income Taxes

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

The following reconciles the increase in net assets resulting from operations for the fiscal year ended December 31, 2017:

($ in thousands)	Year Ended December 31, 2017(1)
Increase in net assets resulting from operations	$1,568
Adjustments:
Net unrealized gain on investments	(92)
Other book-tax differences	188
Taxable Income	$1,664

________________

(1)	Tax information for the fiscal year ended December 31, 2017 are estimates and are not final until the Company files its tax returns.

Distributions declared for the calendar year ended December 31, 2017 were characterized as ordinary income for tax purposes. For the calendar year ended December 31, 2017 the Company did not have any undistributed ordinary income on a tax basis. For the year ended December 31, 2017, 87.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2017, the Company did not have any permanent differences between book and tax income.

The tax cost of the Company’s investments at December 31, 2017 approximates their amortized cost.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the year ended December 31, 2017:

(amounts in thousands, except share and per share amounts)	Year Ended December 31, 2017
Per share data:
Net asset value, at beginning of period	$9.00
Results of operations:
Net investment income(1)	0.42
Net realized and unrealized gain (loss) on investments(5)	0.10
Net increase in net assets resulting from operations	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.43)
Distributions from net realized gains(2)	—
Distributions in excess of net investment income(2)	(0.06)
Net decrease in net assets from shareholders' distributions	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	—
Net increase in net assets resulting from capital share transactions	—
Net asset value, at end of period	$9.03

Total Return(3)(4)	5.9%

Ratios
Ratio of total expenses to average net assets(4)(6)	1.5%
Ratio of net investment income to average net assets(4)(6)	4.0%
Portfolio turnover rate	7.0%

Supplemental Data
Weighted-average shares outstanding	3,500,950
Shares outstanding, end of period	9,866,216
Net assets, end of period	$89,083
Year of formation	2015

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2017 was 5.9% (without upfront sales load) and 0.6% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. From April 4, 2017 (commencement of operations) to December 31, 2017 (not annualized), the total operating expenses were 9.5% before, and 1.5% after expense support provided by the Adviser, respectively. Past performance is not a guarantee of future results.

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

(6)	The ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 12. Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$—	$148	$522	$1,353
Net operating expenses	—	29	42	481
Net investment income (loss)		119	480	872
Net realized and unrealized gain (loss) on investments	—	(1)	15	83
Increase (decrease) in net assets resulting from operations	$—	$118	$495	$955
Net asset value per share as of the end of the quarter	$9.00	$9.03	$9.04	$9.03

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)	Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

(2)

Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)	Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

10.1	Form of Investment Advisory Agreement (incorporated by reference to Exhibit (g)(1) to the Registration Statement on Form N-2, filed on September 20, 2016).

10.2	Form of Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Registration Statement on Form N-2, filed on September 20, 2016).

10.3	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on November 23, 2016).

10.4	Form of License Agreement (incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on November 23, 2016).

10.5	Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on January 11, 2017).

10.6	Form of Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on January 11, 2017).

10.7	Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(2) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

10.8	Form of Promissory Note by and between the Company and the Adviser (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q, filed on August 9, 2017).

10.9

Amended and Restated Expense Support and Conditional Reimbursement Agreement by and between the Company and the Adviser, dated (incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 filed on August 14, 2017).

10.10

Selected Dealer Agreement with Ameriprise Financial Services, Inc, dated October 13, 2017 (incorporated by reference to Exhibit (h)(3) to Post Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 13, 2017).

10.11

Credit Agreement by and among ORCC II Financing and OR Lending II LLC, as Borrowers, Various Lenders, Goldman Sachs Bank USA, as Sole Lead Arranger and Syndication Agent, State Street Bank and Trust Company, as Collateral Administrator, State Street Bank and Trust Company as Collateral Agent, and Cortland Capital Market Services LLC, as Collateral Custodian, dated as of December 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on December 3, 2017).

10.12

Form of Non-Recourse Carveout Guaranty Agreement, between the Company, State Street Bank and Trust Company, as Collateral Agent, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on December 3, 2017).

10.13

Form of Sale and Contribution Agreement between the Company and ORCC II Financing LLC (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on December 3, 2017).

11.1	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements included in this report).

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: March 2, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum Chief Financial Officer and Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 2, 2018.

Name	Title
/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer
/s/ Alan Kirshenbaum	Chief Financial Officer, Chief Operating Officer and Director
Alan Kirshenbaum
/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover
/s/ Edward D’Alelio _	Director and Chairman of the Board of Directors
Edward D’Alelio
/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple
/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye
/s/ Brian Finn	Director

Brian Finn