Form 10-Q
period 2018-03-31
Owl Rock Capital Corp II
filed 2018-05-09
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 8, 2018, the registrant had 19,605,848 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $209,215 and $66,044, respectively)	$209,746	$66,136
Cash and cash equivalents	18,276	43,131
Due from Adviser	—	167
Interest receivable	1,053	288
Subscriptions receivable	—	217
Prepaid expenses and other assets	230	401
Total Assets	$229,305	$110,340
Liabilities
Debt (net of deferred financing costs of $2,350 and $2,436, respectively)	74,400	17,564
Payable for investments purchased	3,977	2,443
Management fee payable	—	375
Payables to affiliates	912	—
Accrued performance based incentive fees	107	19
Accrued expenses and other liabilities	955	856
Total Liabilities	80,351	21,257
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 16,448,889 and 9,866,216 shares issued and outstanding, respectively	164	99
Additional paid-in-capital	148,689	89,080
Undistributed (distributions in excess of) net investment income	(430)	(188)
Net unrealized gain (loss) on investments	531	92
Total Net Assets	148,954	89,083
Total Liabilities and Net Assets	$229,305	$110,340
Net Asset Value Per Share	$9.06	$9.03

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Three Months Ended
March 31, 2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$2,883
Other income	206
Total investment income from non-controlled, non-affiliated investments	3,089
Total Investment Income	3,089
Operating Expenses
Offering costs	1,142
Interest expense	434
Management fee	618
Performance based incentive fees	88
Professional fees	483
Directors' fees	58
Other general and administrative	304
Total Operating Expenses	3,127
Expense Support	(1,871)
Net Operating Expenses	1,256
Net Investment Income (Loss)	$1,833
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$439
Total Net Unrealized Gain (Loss)	439
Net realized gain (loss):
Non-controlled, non-affiliated investments	—
Total Net Realized Gain (Loss)	—
Total Net Realized and Unrealized Gain (Loss)	439
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,272
Earnings Per Share - Basic and Diluted	$0.18
Weighted Average Shares Outstanding - Basic and Diluted	12,832,605

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of March 31, 2018

(Amounts in thousands)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Automobile
Mavis Tire Express Services Corp.(6)(19)	Second lien senior secured loan	L + 7.50%	3/20/2026	$23,000	$22,490	$22,483	15.1%
Mavis Tire Express Services Corp.(10)(11)(12)(17)(19)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	—	(41)	(42)	—%
				23,000	22,449	22,441	15.1%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)(18)	First lien senior secured loan	L + 3.25%	11/4/2021	12,649	12,581	12,578	8.4%
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)(19)	Second lien senior secured loan	L + 7.94%	11/4/2022	7,672	7,611	7,629	5.1%
				20,321	20,192	20,207	13.5%
Business services
Access CIG, LLC(6)(19)	Second lien senior secured loan	L + 7.75%	2/27/2026	4,216	4,175	4,174	2.8%
Access CIG, LLC(10)(12)(17)(19)	Second lien senior secured delayed draw term loan	L + 7.75%	8/27/2019	—	—	—	—%
CIBT Global, Inc(7)(19)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	977	985	0.7%
GC Agile Holdings Limited (dba Apex Fund Services)(6)(15)(19)	First lien senior secured loan	L + 6.50%	8/29/2023	1,390	1,365	1,390	0.9%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(12)(15)(17)(19)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	—	(5)	—	—%
GC Agile Holdings Limited (dba Apex Fund Services)(6)(10)(15)(17)(19)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	71	69	71	—%
SMG Holdings, Inc.(6)	Second lien senior secured loan	L + 7.00%	1/23/2026	8,000	8,038	8,000	5.4%
Vistage International, Inc.(6)(19)	Second lien senior secured loan	L + 8.00%	2/8/2026	6,500	6,446	6,435	4.3%
				21,177	21,065	21,055	14.1%
Chemicals
Douglas Products and Packaging Company LLC(7)(19)	First lien senior secured loan	L + 5.75%	3/29/2022	7,216	7,162	7,162	4.8%
Douglas Products and Packaging Company LLC(10)(11)(17)(19)	First lien senior secured revolving loan	L + 5.75%	3/29/2022	—	(6)	(6)	—%
				7,216	7,156	7,156	4.8%
Consumer products
Feradyne Outdoors, LLC(7)(19)	First lien senior secured loan	L + 6.25%	5/25/2023	993	982	983	0.7%
Containers and packaging
Ring Container Technologies Group, LLC(6)(19)	Second lien senior secured loan	L + 7.50%	10/31/2025	10,000	9,807	9,900	6.6%
Distribution
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)(19)	First lien senior secured loan	L + 7.44%	6/9/2024	4,476	4,399	4,471	3.0%
Education
Learning Care Group (US) No. 2 Inc.(6)	First lien senior secured loan	L + 3.25%	3/13/2025	5,000	4,988	4,988	3.3%
Learning Care Group (US) No. 2 Inc.(7)(19)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,900	4,900	3.3%
				10,000	9,888	9,888	6.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2018

(Amounts in thousands)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Energy equipment and services
Liberty Oilfield Services LLC(6)(15)(19)	First lien senior secured loan	L + 7.63%	9/19/2022	1,135	1,116	1,140	0.8%
Financial services
Cardinal US Holdings, Inc.(7)(15)(19)	First lien senior secured loan	L + 5.00%	7/31/2023	5,473	5,112	5,144	3.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(19)	First lien senior secured loan	L + 6.75%	9/6/2022	3,791	3,704	3,734	2.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	—	(2)	(1)	—%
				9,264	8,814	8,877	6.0%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(7)(13)(19)	First lien senior secured loan	L + 6.54%	12/1/2021	993	984	993	0.7%
Pearl Intermediate Parent LLC (dba PetVet Care Centers, LLC)(6)	Second lien senior secured loan	L + 6.25%	2/13/2026	4,000	3,980	3,980	2.7%
TC Holdings, LLC (dba TrialCard)(6)(19)	First lien senior secured loan	L + 4.50%	11/14/2023	5,766	5,646	5,650	3.8%
TC Holdings, LLC (dba TrialCard)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(10)	(9)	—%
TC Holdings, LLC (dba TrialCard)(10)(11)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(47)	(45)	—%
				10,759	10,553	10,569	7.2%
Household products
Hayward Industries, Inc.(6)(19)	Second lien senior secured loan	L + 8.25%	8/4/2025	6,500	6,377	6,435	4.3%
Human resource support services
SABA Software, Inc.(6)(19)	First lien senior secured loan	L + 5.50%	5/1/2023	447	442	447	0.3%
SABA Software, Inc.(10)(17)(19)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	—	—	—%
				447	442	447	0.3%
Infrastructure and environmental services
LineStar Integrity Services LLC(7)(19)	First lien senior secured loan	L + 7.25%	2/12/2024	8,333	8,169	8,167	5.5%
LineStar Integrity Services LLC(10)(11)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	—	(41)	(42)	—%
				8,333	8,128	8,125	5.5%
Internet software and services
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(17)(19)	First lien senior secured loan	L + 6.00%	6/15/2024	935	922	931	0.6%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	—	(1)	—	—%
				935	921	931	0.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2018

(Amounts in thousands)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(7)(14)(19)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	22,894	22,562	22,665	15.2%
Troon Golf, L.L.C.(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(8)	(6)	—%
				22,894	22,554	22,659	15.2%
Manufacturing
Ideal Tridon Holdings, Inc.(9)(19)	First lien senior secured loan	P + 5.50%	7/31/2023	1,560	1,531	1,544	1.0%
Ideal Tridon Holdings, Inc.(9)(10)(17)(19)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	36	33	34	—%
				1,596	1,564	1,578	1.0%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(8)(19)	First lien senior secured loan	L + 7.25%	10/25/2022	5,094	5,002	5,018	3.4%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	—	(7)	(6)	—%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(6)(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	755	679	692	0.5%
Zenith Energy U.S. Logistics Holdings, LLC(6)(19)	First lien senior secured loan	L + 5.50%	12/21/2024	17,298	16,954	16,950	11.4%
Zenith Energy U.S. Logistics Holdings, LLC(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2018	—	—	—	—%
				23,147	22,628	22,654	15.3%
Specialty Retail
Galls, LLC(7)(19)	First lien senior secured loan	L + 6.25%	1/31/2025	15,096	14,910	14,907	10.0%
Galls, LLC(7)(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	841	796	830	0.6%
Galls, LLC(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	—	(54)	(43)	—%
				15,937	15,652	15,694	10.6%
Telecommunications
DB Datacenter Holdings Inc.(6)(19)	Second lien senior secured loan	L + 7.50%	4/3/2025	5,000	4,928	4,925	3.3%
Transportation
Lytx, Inc.(6)(19)	First lien senior secured loan	L + 6.75%	8/31/2023	2,034	1,977	1,994	1.3%
Lytx, Inc.(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.75%	8/31/2023	—	(2)	(2)	—%
Motus, LLC and Runzheimer International LLC(7)(19)	First lien senior secured loan	L + 6.75%	1/17/2024	7,400	7,220	7,215	4.8%
Motus, LLC and Runzheimer International LLC(7)(10)(17)(19)	First lien senior secured revolving loan	L + 6.75%	1/17/2024	42	28	27	—%
				9,476	9,223	9,234	6.1%
Total Debt Investments				$212,606	$208,838	$209,369	140.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2018

(Amounts in thousands)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(20)	Fair Value	Percentage of Net Assets
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(19)	LLC Interest	N/A	N/A	377	377	377	—%
Total Equity Investments				$377	$377	$377	—%
Total Investments				$212,983	$209,215	$209,746	140.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2018 was 1.88%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2018 was 2.31%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2018 was 2.45%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2018 was 4.75%.
(10)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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
(13)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(14)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $4.4 million and $18.5 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(15)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2018, non-qualifying assets represented 3.3% of total assets as calculated in accordance with the regulatory requirements.

(16)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See Note 6 “Debt.”
(17)	Investment is not pledged as collateral on the SPV Asset Facility.
(18)	Level 2 investment.
(19)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  See Note 3 “Agreements and Related Party Transactions.”

(20)	The tax cost of the Company’s investments approximates their amortized cost.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2017

(Amounts in thousands)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)	Second lien senior secured loan	L + 7.88%	11/4/2022	$6,468	$6,406	$6,403	7.2%
Business services
CIBT Global, Inc(7)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	977	980	1.1%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(15)	First lien senior secured loan	L + 6.50%	8/29/2023	1,394	1,367	1,366	1.6%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(12)(15)(17)	First lien senior secured multi draw term loan	L + 6.50%	8/29/2019	—	(5)	(6)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(15)(17)	First lien senior secured revolving loan	L + 6.50%	8/29/2023	—	(1)	(1)	—%
				2,394	2,338	2,339	2.7%
Consumer products
Feradyne Outdoors, LLC(7)	First lien senior secured loan	L + 6.25%	5/25/2023	995	984	983	1.1%
Containers and packaging
Ring Container Technologies Group, LLC(6)	Second lien senior secured loan	L + 7.50%	10/31/2025	10,000	9,804	9,800	11.0%
Distribution
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)	First lien senior secured loan	L + 7.50%	6/9/2024	3,980	3,906	3,920	4.4%
Energy equipment and services
Liberty Oilfield Services LLC(6)	First lien senior secured loan	L + 7.63%	9/19/2022	1,746	1,715	1,746	2.0%
Financial services
Cardinal US Holdings, Inc.(8)(15)	First lien senior secured loan	L + 5.00%	7/31/2023	5,486	5,111	5,102	5.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(7)	First lien senior secured loan	L + 6.75%	9/6/2022	3,406	3,324	3,320	3.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(10)(11)(17)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	—	(2)	(2)	—%
				8,892	8,433	8,420	9.4%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(7)(13)	First lien senior secured loan	L + 6.54%	12/1/2021	995	986	991	1.1%
PetVet Care Centers, LLC(7)	First lien senior secured loan	L + 6.00%	6/8/2023	637	631	637	0.7%
PetVet Care Centers, LLC(9)(10)(17)	First lien senior secured revolving loan	P + 5.00%	6/8/2023	60	59	60	0.1%
PetVet Care Centers, LLC(7)(10)(12)(17)	First lien senior secured delayed draw term loan	L + 6.00%	6/8/2019	198	195	198	0.2%
TC Holdings, LLC (dba TrialCard)(6)	First lien senior secured loan	L + 4.50%	11/14/2023	5,780	5,656	5,652	6.3%
TC Holdings, LLC (dba TrialCard)(10)(11)(17)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(10)	(10)	—%
TC Holdings, LLC (dba TrialCard)(10)(11)(12)(17)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(49)	(50)	(0.1)%
				7,670	7,468	7,478	8.3%
Household products
Hayward Industries, Inc.(6)	Second lien senior secured loan	L + 8.25%	8/4/2025	6,500	6,375	6,403	7.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

(Amounts in thousands)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Human resource support services
SABA Software, Inc.(7)	First lien senior secured loan	L + 5.50%	5/1/2023	448	443	446	0.5%
SABA Software, Inc.(10)(11)(17)	First lien senior secured revolving loan	L + 5.50%	5/1/2023	—	(1)	—	—%
				448	442	446	0.5%
Internet software and services
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(17)	First lien senior secured loan	L + 6.00%	6/17/2024	938	924	924	1.0%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(10)(11)(17)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	—	(1)	(1)	—%
				938	923	923	1.0%
Leisure and entertainment
Troon Golf, L.L.C.(7)(13)14)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	5,911	5,826	5,823	6.5%
Troon Golf, L.L.C.(10)(11)(17)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(8)	(9)	—%
				5,911	5,818	5,814	6.5%
Manufacturing
Ideal Tridon Holdings, Inc.(9)	First lien senior secured loan	P + 5.50%	7/31/2023	1,564	1,534	1,540	1.7%
Ideal Tridon Holdings, Inc.(9)(10)(17)	First lien senior secured revolving loan	P + 5.50%	7/31/2022	36	32	33	—%
Pexco LLC (dba Spectrum Plastic Group)(7)	Second lien senior secured loan	L + 8.00%	5/8/2025	3,000	2,975	3,000	3.4%
				4,600	4,541	4,573	5.1%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(8)	First lien senior secured loan	L + 7.25%	10/25/2022	5,094	4,998	4,992	5.6%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(11)(17)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	—	(7)	(8)	—%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(11)(12)(17)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	—	(80)	(83)	(0.1)%
				5,094	4,911	4,901	5.5%
Transportation
Lytx, Inc.(7)	First lien senior secured loan	L + 6.75%	8/31/2023	1,654	1,606	1,612	1.8%
Lytx, Inc.(10)(11)(17)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(3)	(2)	—%
				1,654	1,603	1,610	1.8%
Total Debt Investments				$67,290	$65,667	$65,759	73.8%
Equity Investments
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(17)	LLC Interest	N/A	N/A	377	377	377	—%
Total Equity Investments				$377	$377	$377	—%
Total Investments				$67,667	$66,044	$66,136	73.8%

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

Owl Rock Capital Corporation II

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Three Months Ended
March 31, 2018
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$1,833
Net unrealized gain (loss) on investments	439
Net realized gain (loss) on investments	—
Net Increase in Net Assets Resulting from Operations	2,272
Distributions
Net investment income	(1,833)
Net realized gains	—
Distributions in excess of net investment income (Note 8)	(242)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(2,075)
Capital Share Transactions
Issuance of shares of common stock	58,842
Reinvestment of shareholders' distributions	832
Net Increase in Net Assets Resulting from Capital Share Transactions	59,674
Total Increase in Net Assets	59,871
Net Assets, at beginning of period	89,083
Net Assets, at end of period	$148,954
Undistributed (distributions in excess of) net investment income	$(430)

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statement of Cash Flows

(Amounts in thousands, except share and per share amounts)

(Unaudited)

For the Three Months Ended
March 31, 2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,272
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(154,428)
Proceeds from investments, net	11,389
Net change in unrealized gain (loss) on investments	(439)
Net amortization of discount on investments	(132)
Amortization of debt issuance costs	187
Amortization of offering costs	1,142
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	167
(Increase) decrease in interest receivable	(765)
(Increase) decrease in prepaid expenses and other assets	(971)
Increase (decrease) in payable for investments purchased	1,534
Increase (decrease) in management fee payable	(375)
Increase (decrease) in due from Adviser	912
Increase (decrease) in performance based incentive fees	88
Increase (decrease) in accrued expenses and other liabilities	99
Net cash used in operating activities	(139,320)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	121,000
Repayments of Credit Facilities	(64,250)
Debt issuance costs	(100)
Proceeds from issuance of common shares	59,058
Distributions paid to shareholders	(1,243)
Net cash provided by financing activities	114,465
Net increase in cash and cash equivalents	(24,855)
Cash and cash equivalents, beginning of period	43,131
Cash and cash equivalents, end of period	$18,276

Supplemental and Non-Cash Information
Interest paid during the period	$180
Distributions declared during the period	$2,075
Reinvestment of distributions during the period	$832

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

In April 2017, the Company commenced operations and made its first portfolio company investment. On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending II LLC originates loans to borrowers headquartered in California and Tennessee. On September 27, 2017, the Company formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company. On October 18, 2017, the Company formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company.

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through March 31, 2018, the Company has issued 16,298,773 shares of our common stock for gross proceeds of approximately $151.4 million. As of March 31, 2018, the Company had raised total gross proceeds of approximately $151.4 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The 2016 tax year remains subject to examination by U.S. federal, state and local authorities.

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

For the three months ended March 31, 2018, the Company incurred expenses of approximately $0.3 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three months ended March 31, 2018, the Company incurred management fees of approximately $0.6 million.

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

For the three months ended March 31, 2018, the Company did not incur a performance based incentive fee based on net investment income.

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

For the three months ended March 31, 2018, the Company accrued a performance based incentive fee based on capital gains of $88 thousand.

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

For the three months ended March 31, 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.9 million.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure the equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation and/or other portfolio funds established by the Adviser that could avail themselves of the exemptive relief.

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

The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s directors who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Dealer Manager Agreement or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to Owl Rock Securities and the Adviser. The Dealer Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.

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

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by the Company’s net assets.

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

As of March 31, 2018, the amount of Expense Support Payments provided by the Adviser since inception is $4.8 million. Management believes that the Reimbursement Payments by the Company to the Adviser were not probable under the terms of the Expense Support Agreement as of March 31, 2018. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	7.0%	September 30, 2020	1.75%
December 31, 2017	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	6.9%	March 31, 2021	1.75%
Total	$4,811

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$129,150	$129,565	$39,130	$39,173
Second-lien senior secured debt investments	79,688	79,804	26,537	26,586
Equity investments	377	377	377	377
Total Investments	$209,215	$209,746	$66,044	$66,136

The industry composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Automotive	10.7%	-%
Buildings and real estate	9.6	9.7
Business services	10.0	3.5
Chemicals	3.5	-
Consumer products	0.5	1.5
Containers and packaging	4.7	14.8
Distribution	2.2	5.9
Education	4.7	-
Energy equipment and services	0.5	2.6
Financial services	4.2	12.7
Healthcare providers and services	5.0	11.4
Household products	3.1	9.7
Human resource support services	0.2	0.7
Infrastructure and environmental services	3.9	-
Internet software and services	0.4	1.4
Leisure and entertainment	10.8	8.8
Manufacturing	0.8	6.9
Oil and gas	11.0	8.0
Specialty Retail	7.5	-
Telecommunications	2.3	-
Transportation	4.4	2.4
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
United States:
Midwest	20.0%	20.7%
Northeast	25.1	17.0
South	31.2	38.0
West	20.5	14.5
Belgium	2.5	7.7
United Kingdom	0.7	2.1
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2018 and December 31, 2017:

	Fair Value Hierarchy as of March 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$12,578	$116,987	$129,565
Second-lien senior secured debt investments	—	—	79,804	79,804
Equity investments	—	—	377	377
Total Investments	$—	$12,578	$197,168	$209,746

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$39,173	$39,173
Second-lien senior secured debt investments	—	—	26,586	26,586
Equity investments	—	—	377	377
Total Investments	$—	$—	$66,136	$66,136

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2018:

	As of and for the Three Months Ended March 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity Investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	85,715	56,112	—	141,827
Proceeds from investments, net	(8,366)	(3,000)	—	(11,366)
Net change in unrealized gain (loss)	372	67	—	439
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	93	39	—	132
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$116,987	$79,804	$377	$197,168

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company at March 31, 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2018 on Investments Held at March 31, 2018
First-lien senior secured debt investments	$382
Second-lien senior secured debt investments	92
Equity investments	—
Total	$474

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$60,656	Recent Transaction	Transaction Price	97.5-99.8 (98.4)	Increase
	56,331	Yield Analysis	Market Yield	6.8%-11.1% (9.3%)	Decrease
Second-lien senior secured debt investments	$54,484	Recent Transaction	Transaction Price	97.8 - 99.5 (98.4)	Increase
	25,320	Yield Analysis	Market Yield	10.1%-11.9% (11.0%)	Decrease
Equity investments	$377	Market Approach	EBITDA Multiple	10.4x	Increase

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$18,913	Recent Transaction	Transaction Price	93.0-98.0 (96.5)	Increase
	20,260	Yield Analysis	Market Yield	6.4%-10.9% (9.9%)	Decrease
Second-lien senior secured debt investments	$16,203	Recent Transaction	Transaction Price	98.0 - 99.0 (98.4)	Increase
	10,383	Yield Analysis	Market Yield	11.4%-16.6% (13.1%)	Decrease
Equity investments	$377	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates their carrying value.

The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of March 31, 2018 and December 31, 2017, the asset coverage was 284% and 497%.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Our debt obligations consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$66,750	$50,016	$64,400
Promissory Note	20,000	10,000	10,000	10,000
Total Debt	$220,000	$76,750	$60,016	$74,400

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the quarter ended March 31, 2018, the components of interest expense were as follows:

($ in thousands)	Three Months Ended March 31, 2018
Interest expense	$247
Amortization of debt issuance costs	187
Total Interest Expense	$434
Average interest rate	4.4%
Average daily borrowings	$22,200

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2018 and December 31, 2017, the Company had the following outstanding commitments:

Company	Investment	March 31, 2018	December 31, 2017
($ in thousands)
Access CIG, LLC	Second lien senior secured delayed draw term loan	$784	$-
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	282	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	-	71
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	377	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	3,396	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	784	-
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	-
Galls, LLC	First lien senior secured delayed draw term loan	5,627	-
Galls, LLC	First lien senior secured revolving loan	3,436	-
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	143	143
Lytx, Inc.	First lien senior secured revolving loan	93	92
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,696	-
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	558	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	-	102
SABA Software, Inc.	First lien senior secured revolving loan	50	50
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	58	58
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Troon Golf, L.L.C.	First lien senior secured revolving loan	573	574
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	2,703	-
Total Portfolio Company Commitments		$29,533	$8,704

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $4.6 million for the period from October 15, 2015 (Inception) to March 31, 2018, of which $2.3 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2018, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue 300,000,000 common shares at $0.01 per share par value. Pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-213716), the Company registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018:

	March 31, 2018
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,490,715	$60,493
Reinvestment of distributions	91,958	832
Shares/gross proceeds from the continuous public offering	6,582,673	61,325
Sales load	—	(1,651)
Total shares/net proceeds	6,582,673	$59,674

In the event of a material decline in our net asset value per share, which the Company considers to be a 2.5% decrease below its current net offering price, the Company’s Board will reduce the offering price in order to establish a new net offering price per share

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

that is not more than 2.5% above the net asset value. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, the Board increased the offering price per share of common stock on certain dates. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
Total	$0.17	$2,075

On May 8, 2018, the Board declared regular weekly distributions for July 2018 through September 2018. The regular weekly cash distribution, each in gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through March 31, 2018, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.15	$1,833	88.3%
Distributions in excess of net investment income	0.02	242	11.7
Total	$0.17	$2,075	100.0%

Share Repurchases

On March 5, 2018, the Company offered to repurchase $528 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the offer to purchase.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018:

($ in thousands)	Three Months Ended March 31, 2018
Increase (decrease) in net assets resulting from operations	$2,272
Weighted average shares of common stock outstanding—basic and diluted	12,832,605
Earnings per common share-basic and diluted	$0.18

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2018:

(amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2018
Per share data:
Net asset value, at beginning of period	$9.03
Results of operations:
Net investment income(1)	0.14
Net realized and unrealized gain (loss) on investments(5)	0.05
Net increase in net assets resulting from operations	0.19
Shareholder distributions:
Distributions from net investment income(2)	(0.15)
Distributions in excess of net investment income(2)	(0.02)
Net decrease in net assets from shareholders' distributions	(0.17)
Capital share transactions:
Issuance of common stock above net asset value	0.01
Net increase in net assets resulting from capital share transactions	0.01
Net asset value, at end of period	$9.06

Total Return(3)(4)	2.0%

Ratios
Ratio of total expenses to average net assets(4)(6)	4.2%
Ratio of net investment income to average net assets(4)(6)	6.2%
Portfolio turnover rate	8.1%

Supplemental Data
Weighted-average shares outstanding	12,832,605
Shares outstanding, end of period	16,448,889
Net assets, end of period	$148,954
Year of formation	2015

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Cumulative total returns for the Company for the period from April 4, 2017 to March 31, 2018 was 8.2% (without upfront sales load) and 2.8% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the period from April 4, 2017 to March 31, 2018, the cumulative total operating expenses were 11.2% before, and 3.1% after expense support provided by the Adviser, respectively. Past performance is not a guarantee of future results.

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

(6)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K and in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, beginning with our first taxable year ending subsequent to the date we commence investment operations, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). On March 15, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending II LLC originates loans to borrowers headquartered in California and Tennessee. On September 27, 2017, we formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company.  On October 18, 2017, we formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company.

We are managed by our Adviser. Our Adviser is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of seven directors, four of whom are independent.

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through March 31, 2018, we have issued 16,298,773 shares of our common stock for gross proceeds of approximately $151.4 million. As of March 31, 2018, we had raised total gross proceeds of approximately $151.4 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. As of March 31, 2018, Owl Rock Capital Corporation had $5.5 billion in total capital commitments from investors.

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates, including Owl Rock Capital Corporation, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Our Adviser’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation and/or other funds established by our Adviser that could avail themselves of exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through March 31, 2018, our Adviser has originated $4.8 billion aggregate principal amount of investments, of which $4.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation, a BDC advised by our Adviser. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of March 31, 2018, our average investment size in each of our portfolio companies was approximately $7.0 million based on fair value. As of March 31, 2018, our portfolio companies had weighted average annual revenue of $890 million and weighted average annual EBITDA of $134 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2018, 100% of our investments based on fair value bear interest at a floating rate, the majority of which are subject to interest rate floors. Interest on our debt investments is generally payable either monthly or quarterly.

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

No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2018, the amount of Expense Support payments provided by our Adviser since inception is $4.8 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year; provided, however, that we must extend to our shareholders, as of the date of approval by the required majority, the opportunity to sell the shares of common stock that they hold. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.09 trillion as of March 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 1st Quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of March 31, 2018, based on fair value, our portfolio consisted of 61.8% first lien debt investments, 38.0% second-lien debt investments and 0.2% equity investments.

As of March 31, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 8.8% and 8.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.8% and 8.8%, respectively.

As of March 31, 2018 we had investments in 30 portfolio companies with an aggregate fair value of $209.7 million.

Our investment activity for the three months ended March 31, 2018 is presented below (information presented herein is at par value unless otherwise indicated). We began investment activities in April 2017; therefore, there was no investment activity for the three months ended March 31, 2017.

($ in thousands)	Three Months Ended March 31, 2018
New investment commitments
Gross originations	$197,749
Less: Sell downs	(26,853)
Total new investment commitments	$170,896
Principal amount of investment funded:
First-lien senior secured debt investments	$92,219
Second-lien senior secured debt investments	56,921
Equity investments	—
Total principal amount of investments funded	$149,140
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,251)
Second-lien senior secured debt investments	(3,000)
Equity investments	—
Total principal amount of investments sold or repaid	$(4,251)
Number of new investment commitments in new portfolio companies(1)	11
Average new investment commitment amount	$12,245
Weighted average term for new investment commitments (in years)	6.7
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	7.1%
Weighted average spread over LIBOR of new floating rate investment commitments	6.4%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.

Investments at fair value and amortized cost consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$129,150	$129,565	$39,130	$39,173
Second-lien senior secured debt investments	79,688	79,804	26,537	26,586
Equity investments	377	377	377	377
Total Investments	$209,215	$209,746	$66,044	$66,136

The industry composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Automotive	10.7%	-%
Buildings and real estate	9.6	9.7
Business services	10.0	3.5
Chemicals	3.5	-
Consumer products	0.5	1.5
Containers and packaging	4.7	14.8
Distribution	2.2	5.9
Education	4.7	-
Energy equipment and services	0.5	2.6
Financial services	4.2	12.7
Healthcare providers and services	5.0	11.4
Household products	3.1	9.7
Human resource support services	0.2	0.7
Infrastructure and environmental services	3.9	-
Internet software and services	0.4	1.4
Leisure and entertainment	10.8	8.8
Manufacturing	0.8	6.9
Oil and gas	11.0	8.0
Specialty Retail	7.5	-
Telecommunications	2.3	-
Transportation	4.4	2.4
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
United States:
Midwest	20.0%	20.7%
Northeast	25.1	17.0
South	31.2	38.0
West	20.5	14.5
Belgium	2.5	7.7
United Kingdom	0.7	2.1
Total	100.0%	100.0%

The weighted average yields and interest rate of our debt investments at fair value as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Weighted average total yield of portfolio	8.8%	9.0%
Weighted average total yield of debt and income producing securities	8.8%	9.1%
Weighted average interest rate of debt and income producing securities	8.4%	8.4%
Weighted average spread over LIBOR of all floating rate investments	6.5%	6.9%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$—	—%	$—	—%
2	209,746	100.0	66,136	100.0
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$209,746	100.0%	$66,136	100.00%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$208,838	100.0%	$65,667	100.0%
Non-accrual	—	—	—	—
Total	$208,838	100.0%	$65,667	100.00%

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

Results of Operations

The Company commenced operations on April 4, 2017, and therefore comparative financial statements are not presented. The following table represents the operating results for the three months ended March 31, 2018:

($ in thousands)	Three Months Ended March 31, 2018
Total Investment Income	$3,089
Less: Net Operating Expenses	1,256
Net Investment Income (loss)	1,833
Net realized gain (loss)	—
Net change in unrealized gain (loss)	439
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,272

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2018 was as follows:

($ in thousands)	Three Months Ended March 31, 2018
Interest from investments	$2,883
Other income	206
Total investment income	$3,089

Investment income for the three months ended March 31, 2018 was $3.1 million, which consisted of $2.9 million of interest income and $0.2 million of other income.

Expenses

Expenses for the three months ended March 31, 2018 were as follows:

($ in thousands)	Three Months Ended March 31, 2018
Offering costs	$1,142
Interest expense	434
Management fee	618
Performance based incentive fees	88
Professional fees	483
Directors' fees	58
Other general and administrative	304
Total operating expenses	$3,127
Expense support	(1,871)
Net operating expenses	$1,256

Total operating expenses for the three months ended March 31, 2018 was $3.1 million, which consisted of $1.1 million of offering costs, $0.4 million of interest expense, $0.6 million of management fees, $0.1 million of performance based incentive fees, $0.5 million of professional fees, $0.1 million of Directors’ fees, and $0.3 million of other general and administrative expenses. Pursuant to the Expense Support Agreement, our Adviser provided expense support of $1.9 million, reducing our operating expenses to $1.3 million.

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

For the three months ended March 31, 2018, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2018, net unrealized gains on our investment portfolio were comprised of the following:

($ in thousands)	Three Months Ended March 31, 2018
Net unrealized gain (loss) on investments	$439
Net unrealized gain (loss) on investments	$439

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2018, our asset coverage ratio was 284%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2018 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2018, we had $18.3 million in cash and cash equivalents. During the three months ended March 31, 2018, we used $139.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $154.4 million, partially offset by sales of portfolio investments of $11.4 million, and other operating activity of $3.7 million. Lastly, cash provided by financing activities was $114.5 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $56.7 million and proceeds from the issuance of shares of $59.1 million, partially offset by distributions paid of $1.2 million and debt issuance costs of $0.1 million.

Net Assets

Share Issuances

In connection with our formation, we have the authority to issue 300,000,000 common shares at $0.01 per share par value. Pursuant to our Registration Statement on Form N-2 (File No. 333-213716), we registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended March 31, 2018:

	March 31, 2018
($ in thousands, except share amounts)	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,490,715	$60,493
Reinvestment of distributions	91,958	832
Shares/gross proceeds from the continuous public offering	6,582,673	61,325
Sales load	—	(1,651)
Total shares/net proceeds	6,582,673	$59,674

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below its current net offering price, our Board will reduce the offering price in order to establish a new net offering price per share that is not more than 2.5% above the net asset value. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, the Board increased the offering price per share of common stock on certain dates. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
Total	$0.17	$2,075

On May 8, 2018, the Board declared regular weekly distributions for July 2018 through September 2018. The regular weekly cash distribution, each in a gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through March 31, 2018, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.15	$1,833	88.3%
Distributions in excess of net investment income	0.02	242	11.7
Total	$0.17	$2,075	100.0%

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

On March 5, 2018, we offered to repurchase $528 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the offer to purchase.

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2018:

	March 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$66,750	$50,016	$64,400
Promissory Note	20,000	10,000	10,000	10,000
Total Debt	$220,000	$76,750	$60,016	$74,400

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2018 and December 31, 2017, we had the following outstanding commitments:

Company	Investment	March 31, 2018	December 31, 2017
($ in thousands)
Access CIG, LLC	Second lien senior secured delayed draw term loan	$784	$-
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi draw term loan	282	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	-	71
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	377	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	3,396	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	784	-
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	-
Galls, LLC	First lien senior secured delayed draw term loan	5,627	-
Galls, LLC	First lien senior secured revolving loan	3,436	-
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	143	143
Lytx, Inc.	First lien senior secured revolving loan	93	92
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,696	-
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	558	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	-	102
SABA Software, Inc.	First lien senior secured revolving loan	50	50
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	58	58
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Troon Golf, L.L.C.	First lien senior secured revolving loan	573	574
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	2,703	-
Total Portfolio Company Commitments		$29,533	$8,704

We maintain sufficient capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $4.6 million for the period from October 15, 2015 (Inception) to March 31, 2018, of which $2.3 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $3.8 million for the period from October 15, 2015 (Inception) to December 31, 2017, of which $1.0 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2018, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of March 31, 2018, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$66,750	$—	$—	$66,750	$—
Promissory Note	10,000	10,000	—	—	—
Total Contractual Obligations	$76,750	$10,000	$—	$66,750	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K and “ITEM 1A. RISK FACTORS.”

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

As of March 31, 2018, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6,378	$2,003	$4,375
Up 200 basis points	$4,252	$1,335	$2,917
Up 100 basis points	$2,126	$668	$1,458
Down 25 basis points	$(532)	$(167)	$(365)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

10.1*	First Omnibus Amendment to Credit Agreement between ORCC II Financing and OR Lending II LLC and Goldman Sachs USA, dated April 30, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: May 8, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 8, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer