Form 10-Q
period 2018-06-30
Owl Rock Capital Corp II
filed 2018-08-08
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the registrant had 29,462,257 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $360,899 and $66,044, respectively)	$362,208	$66,136
Cash	27,476	43,131
Due from Adviser	—	167
Interest receivable	1,382	288
Subscriptions receivable	—	217
Prepaid expenses and other assets	656	401
Total Assets	$391,722	$110,340
Liabilities
Debt (net of deferred financing costs of $2,196 and $2,436, respectively)	126,054	17,564
Payable for investments purchased	29,294	2,443
Management fee payable	—	375
Payables to affiliates	1,938	—
Accrued performance based incentive fees	263	19
Accrued expenses and other liabilities	1,590	856
Total Liabilities	159,139	21,257
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 25,631,839 and 9,866,216 shares issued and outstanding, respectively	256	99
Additional paid-in-capital	231,887	89,080
Undistributed (distributions in excess of) net investment income	(869)	(188)
Net unrealized gain (loss) on investments	1,309	92
Total Net Assets	232,583	89,083
Total Liabilities and Net Assets	$391,722	$110,340
Net Asset Value Per Share	$9.07	$9.03

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$6,020	$142	$8,903	$142
Other income	344	6	550	6
Total investment income from non-controlled, non-affiliated investments	6,364	148	9,453	148
Total Investment Income	6,364	148	9,453	148
Operating Expenses
Initial organization	—	274	—	274
Offering costs	836	—	1,978	—
Interest expense	1,218	17	1,652	17
Management fee	1,268	35	1,887	35
Performance based incentive fees	156	—	243	—
Professional fees	571	343	1,054	343
Directors' fees	65	85	123	85
Other general and administrative	253	336	558	336
Total Operating Expenses	4,367	1,090	7,495	1,090
Management and incentive fees waived (Note 3)	(181)	—	(181)	—
Expense Support	(775)	(1,061)	(2,646)	(1,061)
Net Operating Expenses	3,411	29	4,668	29
Net Investment Income (Loss)	$2,953	$119	$4,785	$119
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$778	$(6)	$1,217	$(6)
Total Net Unrealized Gain (Loss)	778	(6)	1,217	(6)
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	5	—	5
Total Net Realized Gain (Loss)	—	5	—	5
Total Net Realized and Unrealized Gain (Loss)	778	(1)	1,217	(1)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,731	$118	$6,002	$118
Earnings Per Share - Basic and Diluted	$0.18	$0.14	$0.36	$0.14
Weighted Average Shares Outstanding - Basic and Diluted	20,861,952	813,707	16,869,332	813,707

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(9)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(6)(19)	First lien senior secured loan	L + 7.50%	6/29/2024	$17,932	$17,574	$17,572	7.7%
Swipe Acquisition Corporation (dba PLI)(10)(11)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 7.50%	9/30/2019	—	(31)	(41)	—%
				17,932	17,543	17,531	7.7%
Aerospace and defense
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	25,000	24,755	24,750	10.6%
Automotive
Mavis Tire Express Services Corp.(6)(19)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,503	22,540	9.8%
Mavis Tire Express Services Corp.(6)(10)(12)(17)(19)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	112	70	79	—%
				23,112	22,573	22,619	9.8%
Buildings and real estate
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)(18)	First lien senior secured loan	L + 3.25%	11/4/2021	12,616	12,553	12,586	5.4%
DTZ U.S. Borrower, LLC (dba Cushman & Wakefield)(7)(19)	Second lien senior secured loan	L + 7.75%	11/4/2022	4,750	4,710	4,750	2.0%
				17,366	17,263	17,336	7.4%
Business services
Access CIG, LLC(6)	First lien senior secured loan	L + 3.75%	2/27/2025	2,500	2,500	2,500	1.1%
Access CIG, LLC(6)(19)	Second lien senior secured loan	L + 7.75%	2/27/2026	5,139	5,093	5,087	2.2%
Access CIG, LLC(10)(12)(17)(19)	Second lien senior secured delayed draw term loan	L + 7.75%	8/27/2019	—	—	—	—%
CIBT Global, Inc.(7)(19)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	978	990	0.4%
SMG Holdings, Inc.(6)	Second lien senior secured loan	L + 7.00%	1/23/2026	8,000	8,036	8,000	3.4%
Transperfect Global, Inc.(6)(19)	First lien senior secured loan	L + 6.75%	5/7/2024	29,926	29,338	29,327	12.6%
Vistage International, Inc.(6)(19)	Second lien senior secured loan	L + 8.00%	2/8/2026	6,500	6,447	6,435	2.8%
				53,065	52,392	52,339	22.5%
Chemicals
Douglas Products and Packaging Company LLC(7)(19)	First lien senior secured loan	L + 5.75%	3/29/2022	7,198	7,147	7,144	3.1%
Douglas Products and Packaging Company LLC(10)(11)(17)(19)	First lien senior secured revolving loan	L + 5.75%	3/29/2022	—	(6)	(6)	—%
				7,198	7,141	7,138	3.1%
Consumer products
Feradyne Outdoors, LLC(7)(19)	First lien senior secured loan	L + 6.25%	5/25/2023	990	980	970	0.4%
Containers and packaging
Ring Container Technologies Group, LLC(6)(19)	Second lien senior secured loan	L + 7.50%	10/31/2025	10,000	9,812	9,900	4.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(9)	Fair Value	Percentage of Net Assets
Distribution
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)(19)	First lien senior secured loan	L + 7.44%	6/9/2024	4,465	4,391	4,460	1.9%
Education
Learning Care Group (US) No. 2 Inc.(6)(18)	First lien senior secured loan	L + 3.25%	3/13/2025	4,988	4,976	4,957	2.1%
Learning Care Group (US) No. 2 Inc.(7)(19)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,902	4,900	2.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(7)(19)	First lien senior secured loan	L + 6.00%	5/14/2024	9,840	9,599	9,594	4.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(16)	(17)	—%
				19,828	19,461	19,434	8.3%
Energy equipment and services
Hillstone Environmental Partners, LLC(7)(19)	First lien senior secured loan	L + 7.75%	4/25/2023	5,959	5,871	5,869	2.5%
Hillstone Environmental Partners, LLC(10)(11)(17)(19)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	—	(8)	(8)	—%
Liberty Oilfield Services LLC(6)(15)(19)	First lien senior secured loan	L + 7.63%	9/19/2022	1,130	1,112	1,142	0.5%
				7,089	6,975	7,003	3.0%
Financial services
Blackhawk Network Holdings, Inc.(6)(18)	First lien senior secured loan	L + 3.00%	6/15/2025	10,000	9,975	9,963	4.3%
Blackhawk Network Holdings, Inc.(6)(19)	Second lien senior secured loan	L + 7.00%	6/15/2026	10,000	9,893	9,893	4.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(19)	First lien senior secured loan	L + 6.75%	9/6/2022	3,781	3,698	3,705	1.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(10)(17)(19)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	56	54	55	—%
				23,837	23,620	23,616	10.2%
Food and beverage
CM7 Restaurant Holdings, LLC(6)(19)	First lien senior secured loan	L + 8.75%	5/22/2023	5,795	5,691	5,683	2.4%
CM7 Restaurant Holdings, LLC(6)(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	136	134	136	0.1%
CM7 Restaurant Holdings, LLC(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	—	—	—	—%
Carolina Beverage Group (fka Cold Spring Brewing Company)(6)(19)	First lien senior secured loan	L + 5.25%	5/15/2024	6,550	6,421	6,419	2.8%
Carolina Beverage Group (fka Cold Spring Brewing Company)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	—	(9)	(9)	—%
Manna Development Group, LLC(6)(19)	First lien senior secured loan	L + 6.00%	10/24/2022	8,836	8,708	8,703	3.7%
Manna Development Group, LLC(6)(10)(17)(19)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	107	123	0.1%
				21,450	21,052	21,055	9.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(9)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(6)(13)(19)	First lien senior secured loan	L + 6.54%	12/1/2021	991	983	991	0.4%
Pearl Intermediate Parent LLC (dba PetVet Care Centers, LLC)(6)	Second lien senior secured loan	L + 6.25%	2/13/2026	4,000	3,981	3,980	1.7%
TC Holdings, LLC (dba TrialCard)(7)(19)	First lien senior secured loan	L + 4.50%	11/14/2023	5,751	5,636	5,665	2.4%
TC Holdings, LLC (dba TrialCard)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(9)	(7)	—%
TC Holdings, LLC (dba TrialCard)(10)(11)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(44)	—	—%
				10,742	10,547	10,629	4.5%
Household products
Hayward Industries, Inc.(6)(19)	Second lien senior secured loan	L + 8.25%	8/4/2025	6,500	6,380	6,435	2.8%
Infrastructure and environmental services
LineStar Integrity Services LLC(7)(19)	First lien senior secured loan	L + 7.25%	2/12/2024	8,313	8,154	8,188	3.5%
LineStar Integrity Services LLC(10)(11)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	—	(39)	(21)	—%
				8,313	8,115	8,167	3.5%
Internet software and services
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(17)(19)	First lien senior secured loan	L + 5.75%	6/17/2024	2,609	2,572	2,584	1.1%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 5.75%	6/15/2023	—	(2)	(2)	—%
				2,609	2,570	2,582	1.1%
Leisure and entertainment
Troon Golf, L.L.C.(7)(13)(14)(19)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	23,410	23,082	23,293	10.0%
Troon Golf, L.L.C.(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(8)	(3)	—%
				23,410	23,074	23,290	10.0%
Manufacturing
Ideal Tridon Holdings, Inc.(7)(19)	First lien senior secured loan	L + 6.50%	7/31/2023	1,734	1,704	1,717	0.7%
Ideal Tridon Holdings, Inc.(7)(10)(17)(19)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	107	104	105	—%
Professional Plumbing Group, Inc.(7)(19)	First lien senior secured loan	L + 6.75%	4/16/2024	6,840	6,740	6,737	2.9%
Professional Plumbing Group, Inc.(7)(10)(17)(19)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	343	326	326	0.1%
				9,024	8,874	8,885	3.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(9)	Fair Value	Percentage of Net Assets
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(6)(19)	First lien senior secured loan	L + 7.25%	10/25/2022	5,094	5,006	5,094	2.2%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(11)(17)(19)	First lien senior secured revolving loan	L + 7.25%	10/25/2022	—	(7)	—	—%
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(6)(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 7.25%	4/25/2019	3,811	3,685	3,811	1.6%
Zenith Energy U.S. Logistics Holdings, LLC(6)(19)	First lien senior secured loan	L + 5.50%	12/21/2024	16,533	16,213	16,202	7.0%
Zenith Energy U.S. Logistics Holdings, LLC(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2018	—	—	—	—%
				25,438	24,897	25,107	10.8%
Professional Services
Cardinal US Holdings, Inc.(7)(15)(19)	First lien senior secured loan	L + 5.00%	7/31/2023	5,459	5,113	5,295	2.3%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(15)(19)	First lien senior secured loan	L + 6.50%	6/15/2025	12,351	12,105	12,104	5.2%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(12)(15)(17)(19)	First lien senior secured delayed draw term loan	L + 6.50%	12/15/2018	—	(118)	(119)	(0.1)%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(12)(15)(17)(19)	First lien senior secured multi-draw term loan	L + 6.50%	6/15/2020	—	(97)	(99)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(10)(11)(15)(17)(19)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(55)	(34)	—%
				17,810	16,948	17,147	7.4%
Specialty Retail
Galls, LLC(6)(19)	First lien senior secured loan	L + 6.25%	1/31/2025	15,058	14,878	14,907	6.4%
Galls, LLC(6)(10)(12)(17)(19)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	839	796	774	0.3%
Galls, LLC(6)(10)(17)(19)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	1,325	1,274	1,291	0.6%
				17,222	16,948	16,972	7.3%
Telecommunications
DB Datacenter Holdings Inc.(6)(19)	Second lien senior secured loan	L + 7.50%	4/3/2025	5,000	4,930	4,950	2.1%
Transportation
Lytx, Inc.(6)(19)	First lien senior secured loan	L + 6.75%	8/31/2023	2,030	1,975	2,030	0.9%
Lytx, Inc.(10)(11)(17)(19)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(2)	—	—%
Motus, LLC and Runzheimer International LLC(6)(19)	First lien senior secured loan	L + 6.75%	1/17/2024	7,400	7,226	7,252	3.1%
Motus, LLC and Runzheimer International LLC(6)(10)(17)(19)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	42	28	30	—%
				9,472	9,227	9,312	4.0%
Total Debt Investments				$366,872	$360,468	$361,627	155.5%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(8)(19)	LLC Interest	N/A	N/A	54	54	54	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(16)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(9)	Fair Value	Percentage of Net Assets
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(8)(19)	LLC Interest	N/A	N/A	377	377	527	0.2%
Total Equity Investments				$431	$431	$581	0.2%
Total Investments				$367,303	$360,899	$362,208	155.7%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2018 was 2.09%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2018 was 2.34%.
(8)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $0.6 million, or 0.2% of the Company’s net assets.

(9)	The tax cost of the Company’s investments approximates their amortized cost.
(10)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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

(14)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $4.5 million and $18.9 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(15)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2018, non-qualifying assets represented 4.6% of total assets as calculated in accordance with the regulatory requirements.

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

(Amounts in thousands, except share and per share amounts)

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

(Amounts in thousands, except share and per share amounts)

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

(Amounts in thousands, except share and per share amounts)

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$4,785	$119
Net unrealized gain (loss) on investments	1,217	(6)
Net realized gain (loss) on investments	—	5
Net Increase in Net Assets Resulting from Operations	6,002	118
Distributions
Net investment income (loss)	(4,785)	(119)
Net realized gain (loss)	—	(5)
Distributions in excess of net investment income (Note 8)	(681)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(5,466)	(124)
Capital Share Transactions
Issuance of shares of common stock	140,866	18,179
Reinvestment of shareholders' distributions	2,247	4
Repurchased shares	(149)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	142,964	18,183
Total Increase in Net Assets	143,500	18,177
Net Assets, at beginning of period	89,083	1
Net Assets, at end of period	$232,583	$18,178
Undistributed (distributions in excess of) net investment income	$(869)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,002	$118
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(311,814)	(17,200)
Proceeds from investments, net	17,335	1,005
Net change in unrealized (gain) loss on investments	(1,217)	6
Net realized (gain) loss	—	(5)
Net amortization of discount on investments	(376)	(2)
Amortization of debt issuance costs	377	—
Amortization of offering costs	1,978	—
Changes in operating assets and liabilities:		—
(Increase) decrease in Due from Adviser	167	(284)
(Increase) decrease in interest receivable	(1,094)	(104)
(Increase) decrease in prepaid expenses and other assets	(2,233)	(34)
Increase (decrease) in payable for investments purchased	26,851	—
Increase (decrease) in management fee payable	(375)	35
Increase (decrease) in payables to affiliates	1,938	—
Increase (decrease) in performance based incentive fees	244	—
Increase (decrease) in accrued expenses and other liabilities	734	323
Net cash used in operating activities	(261,483)	(16,142)
Cash Flows from Financing Activities
Borrowings on Credit Facilities	208,000	14,500
Repayments of Credit Facilities	(99,750)	(4,500)
Debt issuance costs	(137)	—
Proceeds from issuance of common shares	141,083	18,179
Distributions paid to shareholders	(3,368)	(120)
Net cash provided by financing activities	245,828	28,059
Net increase (decrease) in cash	(15,655)	11,917
Cash, beginning of period	43,131	1
Cash, end of period	$27,476	$11,918

Supplemental and Non-Cash Information
Interest paid during the period	$1,073	$2
Distributions declared during the period	$5,466	$(124)
Reinvestment of distributions during the period	$2,247	$4

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

In April 2017, the Company commenced operations and made its first portfolio company investment. On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending II LLC originates loans to borrowers headquartered in California and Tennessee. On September 27, 2017, the Company formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company. On October 18, 2017, the Company formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company. On May 8, 2018, the Company formed a wholly-owned subsidiary, OR MH II LLC, a Delaware limited liability company.

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through June 30, 2018, the Company has issued 25,325,976 shares of its common stock for gross proceeds of approximately $235.4 million. As of June 30, 2018, the Company had raised total gross proceeds of approximately $235.4 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of August 2, 2018, the Company has issued 29,095,566 shares of its common stock and has raised total gross proceeds of approximately $270.6 million, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Offering Expenses

Costs associated with the offering of common shares of the Company are capitalized as deferred offering expenses and are included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Cash advances received in respect of transaction-related expenses are recorded as cash with an offset to accrued expenses and other liabilities. Accrued expenses and other liabilities are relieved as reimbursable expenses are incurred.

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

For the three and six months ended June 30, 2018, the Company incurred expenses of approximately $0.2 million and $0.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2017, the Company incurred expenses of approximately $0.3 million and $0.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2018, the Company incurred management fees (gross of waivers) of approximately $1.3 million and $1.9 million, respectively. For the three and six months ended June 30, 2017, the Company incurred management fees (gross of waivers) of approximately $0.04 million and $0.04 million, respectively.

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

For the three and six months ended June 30, 2018 and 2017, the Company did not incur performance based incentive fees based on net investment income.

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

For the three and six months ended June 30, 2018, the Company accrued performance based incentive fees based on capital gains of $156 thousand and $243 thousand, respectively. For the three and six months ended June 30, 2017, the Company did not incur performance based incentive fees based on net capital gains.

On June 8, 2018, the Adviser agreed, at all times prior to the date of the closing of a liquidity event, and beginning on April 1, 2018, to waive (A) any portion of the management fee that is in excess of 1.50% of our gross assets, excluding cash but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that is in excess of 17.5% of our pre-incentive fee net investment income, which shall be calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that is in excess of 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP. Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains waived shall not be subject to recoupment.

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The offering expenses consist of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

For the three and six months ended June 30, 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $1.3 million and $2.2 million, respectively. For the three and six months ended June 30, 2017 the Company accrued initial organization and offering expenses of $0.3 million and $0.3 million, respectively.

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

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the directors who are not “interested persons” of the Company or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. In addition, without payment of any penalty, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

As of June 30, 2018, the amount of Expense Support Payments provided by the Adviser since inception is $5.6 million. Management believes that the Reimbursement Payments by the Company to the Adviser were not probable under the terms of the Expense Support Agreement as of June 30, 2018. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	7.0%	September 30, 2020	1.75%
December 31, 2017	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	6.9%	June 30, 2021	1.75%
Total	$5,586

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$272,733	$273,688	$39,130	$39,173
Second-lien senior secured debt investments	87,735	87,939	26,537	26,586
Equity investments	431	581	377	377
Total Investments	$360,899	$362,208	$66,044	$66,136

The industry composition of investments based on fair value as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Advertising and media	4.8%	-%
Aerospace and defense	6.8	-
Automotive	6.2	-
Buildings and real estate	4.8	9.7
Business services	14.4	3.5
Chemicals	2.0	-
Consumer products	0.3	1.5
Containers and packaging	2.7	14.8
Distribution	1.2	5.9
Education	5.4	-
Energy equipment and services	1.9	2.6
Financial services	6.5	12.7
Food and beverage	5.8
Healthcare providers and services	2.9	11.4
Household products	1.8	9.7
Human resource support services	-	0.7
Infrastructure and environmental services	2.4	-
Internet software and services	0.7	1.4
Leisure and entertainment	6.4	8.8
Manufacturing	2.5	6.9
Oil and gas	7.1	8.0
Professional services	4.7	-
Specialty retail	4.7	-
Telecommunications	1.4	-
Transportation	2.6	2.4
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
United States:
Midwest	10.8%	20.7%
Northeast	22.7	17.0
South	26.8	38.0
West	34.9	14.5
Belgium	1.5	7.7
United Kingdom	3.3	2.1
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2018 and December 31, 2017:

	Fair Value Hierarchy as of June 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$27,506	$246,182	$273,688
Second-lien senior secured debt investments	—	—	87,939	87,939
Equity investments	—	—	581	581
Total Investments	$—	$27,506	$334,702	$362,208

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$39,173	$39,173
Second-lien senior secured debt investments	—	—	26,586	26,586
Equity investments	—	—	377	377
Total Investments	$—	$—	$66,136	$66,136

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2018:

	As of and for the Three Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$116,987	$79,804	$377	$197,168
Purchases of investments, net	136,434	10,920	54	147,408
Proceeds from investments, net	(2,977)	(2,922)	—	(5,899)
Net change in unrealized gain (loss)	504	88	150	742
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	189	49	—	238
Transfers into (out of) Level 3(1)	(4,955)	—	—	(4,955)
Fair value, end of period	$246,182	$87,939	$581	$334,702

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	217,161	67,032	54	284,247
Proceeds from investments, net	(11,343)	(5,922)	—	(17,265)
Net change in unrealized gain (loss)	920	153	150	1,223
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	271	90	—	361
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$246,182	$87,939	$581	$334,702

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2017:

	As of and for the Three Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	8,292	7,908	—	16,200
Proceeds from investments, net	—	—	—	—
Net change in unrealized gain (loss)	(2)	(4)	—	(6)
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	1	1	—	2
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$8,291	$7,905	$—	$16,196

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	8,292	7,908	—	16,200
Proceeds from investments, net	—	—	—	—
Net change in unrealized gain (loss)	(2)	(4)	—	(6)
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	1	1	—	2
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$8,291	$7,905	$—	$16,196

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2018 on Investments Held at June 30, 2018	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2017 on Investments Held at June 30, 2017
First-lien senior secured debt investments	$541	$(2)
Second-lien senior secured debt investments	91	(4)
Equity investments	150	—
Total Investments	$782	$(6)

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2018 on Investments Held at June 30, 2018	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2017 on Investments Held at June 30, 2017
First-lien senior secured debt investments	$922	$(2)
Second-lien senior secured debt investments	179	(4)
Equity investments	150	—
Total Investments	$1,251	$(6)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$129,693	Recent Transaction	Transaction Price	97.5% - 100.0% (98.3%)	Increase
	116,489	Yield Analysis	Market Yield	6.8%-11.2% (9.8%)	Decrease
Second-lien senior secured debt investments	$9,893	Recent Transaction	Transaction Price	98.9% - 98.9% (98.9%)	Increase
	78,046	Yield Analysis	Market Yield	9.7%-12.1% (11.4%)	Decrease
Equity investments	$527	Market Approach	EBITDA Multiple	14.1x	Increase
	54	Recent Transaction	Transaction Price	1.0	Increase

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$18,913	Recent Transaction	Transaction Price	93.0%-98.0% (96.5%)	Increase
	20,260	Yield Analysis	Market Yield	6.4%-10.9% (9.9%)	Decrease
Second-lien senior secured debt investments	$16,203	Recent Transaction	Transaction Price	98.0% - 99.0% (98.4%)	Increase
	10,383	Yield Analysis	Market Yield	11.4%-16.6% (13.1%)	Decrease
Equity investments	$377	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximates their carrying value.

The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. As of June 30, 2018 and December 31, 2017, the Company’s asset coverages were 247% and 497%, respectively.

Debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$128,250	$45,179	$126,054
Promissory Note	20,000	—	20,000	—
Total Debt	$220,000	$128,250	$65,179	$126,054

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.2 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and six months ended June 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017(1)	2018	2017(1)
Interest expense	$1,028	$17	$1,275	$17
Amortization of debt issuance costs	190	$—	377	$—
Total Interest Expense	$1,218	$17	$1,652	$17
Average interest rate	4.8%	4.5%	4.7%	4.5%
Average daily borrowings	$85,299	$3,052	$53,924	$3,052

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through June 30, 2017.

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  In connection with SPV Facility Amendment, the Subsidiaries entered into a cooperation agreement with Goldman Sachs Bank USA to cooperate to make certain additional changes to the terms of the SPV Asset Facility to facilitate obtaining a credit rating of the SPV Asset Facility from a rating agency.  If the Subsidiaries do not satisfy their obligations under this cooperation agreement then, subject to certain conditions and restrictions, Goldman Sachs Bank USA may increase the interest amount payable under the SPV Asset Facility until the Subsidiaries satisfy such obligations.  The summary below reflects the terms of the SPV Asset Facility as amended by the SPV Facility Amendment but does not reflect the potential additional changes to be made to facilitate obtaining a credit rating of the facility.

From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these contributions. Proceeds from the SPV Asset Facility have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for a reinvestment period of up to four years after the Closing Date (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.

The SPV Asset Facility will mature on November 30, 2022. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Asset Facility, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the Lenders will not be available to pay the debts of the Company.

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

Promissory Note

On May 18, 2017, the Board authorized the Company, as borrower, to enter into a series of Promissory Notes with the Adviser, as lender, to borrow up to an aggregate of $10 million from the Adviser. On October 19, 2017, the Board increased the approved amount to an aggregate of $15 million. On March 2, 2018, the Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, the Board increased the approved amount to an aggregate of $35 million. The borrower may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and the Company.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2018 and December 31, 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2018	December 31, 2017
($ in thousands)
Access CIG, LLC	Second lien senior secured delayed draw term loan	$255	$-
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	-
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,750	-
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	-
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	377	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	4,114	4,150

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2018	December 31, 2017
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	784	-
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	-
Galls, LLC	First lien senior secured delayed draw term loan	5,627	-
Galls, LLC	First lien senior secured revolving loan	2,111	-
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	5,962	-
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	4,969	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	71
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	542	-
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	71	143
Lytx, Inc.	First lien senior secured revolving loan	93	92
Manna Development Group, LLC	First lien senior secured revolving loan	531	-
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,584	-
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	558	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	-	102
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	800	-
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	-
SABA Software, Inc.	First lien senior secured revolving loan	-	50
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	58
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	-
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	2,703	-
Total Unfunded Portfolio Company Commitments		$48,689	$8,704

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $5.5 million for the period from October 15, 2015 (Inception) to June 30, 2018, of which $3.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2018, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	15,534,318	$144,508	2,012,308	$18,270
Reinvestment of distributions	247,703	2,247	395	4
Repurchased Shares	(16,397)	(149)	—	—
Shares/gross proceeds from the continuous public offering	15,765,623	146,606	2,012,703	18,274
Sales load	—	(3,642)	—	(91)
Total shares/net proceeds	15,765,623	$142,964	2,012,703	$18,183

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,391
Total	$0.34	$5,466

On May 8, 2018, the Board declared regular weekly distributions for July 2018 through September 2018. The regular weekly cash distribution, each in gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record date.

On July 19, 2018, the Board declared regular weekly distributions for July 24, 2018 through September 2018. These distributions are in addition to those previously declared and announced. The regular weekly cash distributions, each in the gross amount of $0.000114 per share, will be payable monthly to shareholders of record as of the weekly record date.

On August 7, 2018, the Board declared regular weekly distributions for October 2018 through December 2018. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through June 30, 2018, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$4,785	87.5%
Distributions in excess of net investment income	0.04	681	12.5
Total	$0.34	$5,466	100.0%

	Six Months Ended June 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$119	96.0%
Distributions in excess of net investment income	0.01	5	4.0
Total	$0.15	$124	100.0%

Share Repurchases

On March 5, 2018, the Company conducted a tender offer to repurchase $528 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On May 14, 2018, the Company conducted a tender offer to repurchase $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Increase (decrease) in net assets resulting from operations	$3,731	$118	$6,002	$118
Weighted average shares of common stock outstanding—basic and diluted	20,861,952	813,707	16,869,332	813,707
Earnings per common share-basic and diluted	$0.18	$0.14	$0.36	$0.14

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2018	2017
Per share data:
Net asset value, at beginning of period	$9.03	$9.00
Results of operations:
Net investment income(1)	0.28	0.15
Net realized and unrealized gain (loss) on investments(5)	0.08	-
Net increase in net assets resulting from operations	0.36	0.15
Shareholder distributions:
Distributions from net investment income(2)	(0.30)	(0.14)
Distributions in excess of net investment income(2)	(0.04)	(0.01)
Net decrease in net assets from shareholders' distributions	(0.34)	(0.15)
Capital share transactions:
Issuance of common stock above net asset value	0.02	0.03
Net increase in net assets resulting from capital share transactions	0.02	0.03
Net asset value, at end of period	$9.07	$9.03

Total Return(3)	4.0%	2.0%

Ratios
Ratio of total expenses to average net assets(4)(6)	5.8%	0.6%
Ratio of net investment income to average net assets(4)(6)	6.2%	2.6%
Portfolio turnover rate	7.2%	12.4%

Supplemental Data
Weighted-average shares outstanding	16,869,332	813,707
Shares outstanding, end of period	25,631,839	2,012,803
Net assets, end of period	$232,583	$18,178
Year of formation	2015	2015

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2018 and 2017, the total operating expenses to average net assets were 9.2% and 24.0%, respectively, prior to expense support provided by the Adviser. Past performance is not a guarantee of future results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC on March 2, 2018 and Form 10-Q, filed with the SEC on May 8, 2018. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, beginning with our first taxable year ending subsequent to the date we commence investment operations, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). On March 15, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending II LLC originates loans to borrowers headquartered in California and Tennessee. On September 27, 2017, we formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company.  On October 18, 2017, we formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company. On May 8, 2018, the Company formed a wholly-owned subsidiary, OR MH II LLC, a Delaware limited liability company.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through June 30, 2018, we have issued 25,325,976 shares of our common stock for gross proceeds of approximately $235.4 million. As of June 30, 2018, we had raised total gross proceeds of approximately $235.4 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of August 2, 2018, we have issued 29,095,566 shares of our common stock and have raised total gross proceeds of approximately $270.6 million, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. As of June 30, 2018, Owl Rock Capital Corporation had $5.5 billion in total capital commitments from investors.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser began investment activities in April 2016 through June 30, 2018, our Adviser has originated $6.1 billion aggregate principal amount of investments, of which $5.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or Owl Rock Capital Corporation, a BDC advised by our Adviser. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

As of June 30, 2018, our average investment size in each of our portfolio companies was approximately $9.3 million based on fair value. As of June 30, 2018, our portfolio companies had weighted average annual revenue of $695 million and weighted average annual EBITDA of $112 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2018, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2018, the amount of Expense Support payments provided by our Adviser since inception is $5.6 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase its leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase its leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage it may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.07 trillion as of June 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of June 30, 2018, based on fair value, our portfolio consisted of 75.6% first lien debt investments, 24.3% second-lien debt investments and 0.2% equity investments.

As of June 30, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.0% and 9.1%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.0% and 9.1%, respectively.

As of June 30, 2018 we had investments in 39 portfolio companies with an aggregate fair value of $362.2 million.

Our investment activity for the three months ended June 30, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended June 30,
	2018	2017
New investment commitments
Gross originations	$197,667	$18,125
Less: Sell downs	(17,909)	(125)
Total new investment commitments	$179,758	$18,000
Principal amount of investment funded:
First-lien senior secured debt investments	$144,777	$9,420
Second-lien senior secured debt investments	10,394	8,000
Equity investments	54	—
Total principal amount of investments funded	$155,225	$17,420
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,848)	$(1,000)
Second-lien senior secured debt investments	(2,922)	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(4,770)	$(1,000)
Number of new investment commitments in new portfolio companies(1)	12	12
Average new investment commitment amount	$11,225	$1,500
Weighted average term for new investment commitments (in years)	5.5	6.5
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.8%	8.1%
Weighted average spread over LIBOR of new floating rate investment commitments	6.5%	7.1%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.34% and 1.69% as of June 30, 2018 and 2017, respectively.

Investments at fair value and amortized cost consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$272,733	$273,688	$39,130	$39,173
Second-lien senior secured debt investments	87,735	87,939	26,537	26,586
Equity investments	431	581	377	377
Total Investments	$360,899	$362,208	$66,044	$66,136

The table below describes investments by industry composition based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Advertising and media	4.8%	-%
Aerospace and defense	6.8	-
Automotive	6.2	-
Buildings and real estate	4.8	9.7
Business services	14.4	3.5
Chemicals	2.0	-
Consumer products	0.3	1.5
Containers and packaging	2.7	14.8
Distribution	1.2	5.9
Education	5.4	-
Energy equipment and services	1.9	2.6
Financial services	6.5	12.7
Food and beverage	5.8
Healthcare providers and services	2.9	11.4
Household products	1.8	9.7
Human resource support services	-	0.7
Infrastructure and environmental services	2.4	-
Internet software and services	0.7	1.4
Leisure and entertainment	6.4	8.8
Manufacturing	2.5	6.9
Oil and gas	7.1	8.0
Professional services	4.7	-
Specialty retail	4.7	-
Telecommunications	1.4	-
Transportation	2.6	2.4
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
United States:
Midwest	10.8%	20.7%
Northeast	22.7	17.0
South	26.8	38.0
West	34.9	14.5
Belgium	1.5	7.7
United Kingdom	3.3	2.1
Total	100.0%	100.0%

The weighted average yields and interest rate of our investments at fair value as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Weighted average total yield of portfolio	9.0%	9.0%
Weighted average total yield of debt and income producing securities	9.0%	9.1%
Weighted average interest rate of debt securities	8.6%	8.4%
Weighted average spread over LIBOR of all floating rate investments	6.4%	6.9%

The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$3,172	0.9%	$—	—%
2	355,276	98.1	66,136	100.0
3	3,760	1.0	—	—
4	—	—	—	—
5	—	—	—	—
Total	$362,208	100.0%	$66,136	100.00%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$360,468	100.0%	$65,667	100.0%
Non-accrual	—	—	—	—
Total	$360,468	100.0%	$65,667	100.00%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Total Investment Income	$6,364	$148	$9,453	$148
Less: Net Operating Expenses	3,411	29	4,668	29
Net Investment Income (loss)	2,953	119	4,785	119
Net realized gain (loss)	—	5	—	5
Net change in unrealized gain (loss)	778	(6)	1,217	(6)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,731	$118	$6,002	$118

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Interest from investments	$6,020	$142	$8,903	$142
Other income	344	6	550	6
Total investment income	$6,364	$148	$9,453	$148

For the Three Months Ended June 30, 2018 and 2017

Investment income increased to $6.4 million for the three months ended June 30, 2018 from $0.1 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the three months ended June 30, 2018.

For the Six Months Ended June 30, 2018 and 2017

Investment income increased to $9.5 million for the six months ended June 30, 2018 from $0.1 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the six months ended June 30, 2018.

Expenses

Expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Initial organization	$—	$274	$—	$274
Offering costs	836	—	1,978	—
Interest expense	1,218	17	1,652	17
Management fee	1,268	35	1,887	35
Performance based incentive fees	156	—	243	—
Professional fees	571	343	1,054	343
Directors' fees	65	85	123	85
Other general and administrative	253	336	558	336
Total operating expenses	$4,367	$1,090	$7,495	$1,090
Expense support	(775)	(1,061)	(2,646)	(1,061)
Management and incentive fee waivers	(181)	—	(181)	—
Net operating expenses	$3,411	$29	$4,668	$29

For the Three Months Ended June 30, 2018 and 2017

Net operating expenses increased to $3.4 million for the three months ended June 30, 2018 from $29.0 thousand for the same period in prior year due to an increase in offering costs, interest expense, incentive fees, professional fees and net management fees of $0.8 million, $1.2 million, $0.2 million, $0.2 million, and $1.1, respectively, which were partially offset by decreases in organizational expenses, other general and administrative expenses, and expense support of $0.3 million, $0.1 million, $0.3 million, respectively

For the Six Months Ended June 30, 2018 and 2017

Net operating expenses increased to $4.7 million for the six months ended June 30, 2018 from $29.0 thousand for the same period in prior year due to an increase in offering costs, interest expense, incentive fees, professional fees, other general and administrative expenses and net management fees of $2.0 million, $1.6 million, $0.2 million, $0.7 million, $0.2 million, and $1.7, respectively, which were partially offset by decreases in organizational expenses and expense support of $0.3 million and $1.6 million, respectively.

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

For the three and six months ended June 30, 2018 and 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net unrealized gain (loss) on investments	$778	$(6)	$1,217	$(6)
Net unrealized gain (loss) on investments	$778	$(6)	$1,217	$(6)

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2018 and 2017 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net realized gain (loss) on investments	$—	$5	$—	$5
Net realized gain (loss) on investments	$—	$5	$—	$5

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our common stock and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. The primary uses of our cash are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2018 and December 31, 2017, our asset coverage ratios were 247% and 497%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2018 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2018, we had $27.5 million in cash. During the six months ended June 30, 2018, we used $261.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $311.8 million, partially offset by sales of portfolio investments of $17.3 million, and other operating activity of $33.0 million. Lastly, cash provided by financing activities was $245.8 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $108.2 million and proceeds from the issuance of shares of $141.1 million, partially offset by distributions paid of $3.4 million and debt issuance costs of $0.1 million.

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

The following table summarizes transactions with respect to shares of our common stock during the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	15,534,318	$144,508	2,012,308	$18,270
Reinvestment of distributions	247,703	2,247	395	4
Repurchased Shares	(16,397)	(149)	—	—
Shares/gross proceeds from the continuous public offering	15,765,623	146,606	2,012,703	18,274
Sales load	—	(3,642)	—	(91)
Total shares/net proceeds	15,765,623	$142,964	2,012,703	$18,183

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,391
Total	$0.34	$5,466

The following table presents cash distributions per share that were declared during the six months ended June 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
Total	$0.15	$124

On May 8, 2018, the Board declared regular weekly distributions for July 2018 through September 2018. The regular weekly cash distribution, each in gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record date.

On July 19, 2018, the Board declared regular weekly distributions for July 24, 2018 through September 2018. These distributions are in addition to those previously declared and announced. The regular weekly cash distributions, each in the gross amount of $0.000114 per share, will be payable monthly to shareholders of record as of the weekly record date.

On August 7, 2018, the Board declared regular weekly distributions for October 2018 through December 2018. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through June 30, 2018, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$4,785	87.5%
Distributions in excess of net investment income	0.04	681	12.5
Total	$0.34	$5,466	100.0%

	Six Months Ended June 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$119	96.0%
Distributions in excess of net investment income	0.01	5	4.0
Total	$0.15	$124	100.0%

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

On March 5, 2018, we conducted a tender offer to repurchase $528 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase order.

On May 14, 2018, we conducted a tender offer to repurchase $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total returns for the period April 4, 2017 to June 30, 2018 was 10.3% (without upfront sales load) and 4.7% (with maximum upfront sales load).  The following table presents cumulative total returns for the six months ended June 30, 2018, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)	4.0%	8.1%	N/A	N/A	8.2%	10.3%	4.7%

________________

(1)	Compounded monthly.

Past performance does not guarantee future results. Returns reflect reinvestment of distributions and the deduction of ongoing expenses that are borne by investors, such as management fees, incentive fees, interest expense, offering costs, professional fees, director fees and other general and administrative expenses. An investment in ORCC II is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$128,250	$45,179	$126,054
Promissory Note	20,000	—	20,000	—
Total Debt	$220,000	$128,250	$65,179	$126,054

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.2 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017(1)	2018	2017(1)
Interest expense	$1,028	$17	$1,275	$17
Amortization of debt issuance costs	190	$—	377	$—
Total Interest Expense	$1,218	$17	$1,652	$17
Average interest rate	4.8%	4.5%	4.7%	4.5%
Average daily borrowings	$85,299	$3,052	$53,924	$3,052

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through June 30, 2017.

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  In connection with SPV Facility Amendment, the Subsidiaries entered into a cooperation agreement with Goldman Sachs Bank USA to cooperate to make certain additional changes to the terms of the SPV Asset Facility to facilitate obtaining a credit rating of the SPV Asset Facility from a rating agency.  If the Subsidiaries do not satisfy their obligations under this cooperation agreement then, subject to certain conditions and restrictions, Goldman Sachs Bank USA may increase the interest amount payable under the SPV Asset Facility until the Subsidiaries satisfy such obligations.  The summary below reflects the terms of the SPV Asset Facility as amended by the SPV Facility Amendment but does not reflect the potential additional changes to be made to facilitate obtaining a credit rating of the facility.

From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these contributions. Proceeds from the SPV Asset Facility have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for a reinvestment period of up to four years after the Closing Date (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.

The SPV Asset Facility will mature on November 30, 2022. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the Lenders will not be available to pay our debts.

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

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, the Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, the Board increased the approved amount to an aggregate of $35 million. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2018 and December 31, 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2018	December 31, 2017
($ in thousands)
Access CIG, LLC	Second lien senior secured delayed draw term loan	$255	$-
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	-
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,750	-
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	-
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	377	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	4,114	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	784	-
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	-
Galls, LLC	First lien senior secured delayed draw term loan	5,627	-

Portfolio Company	Investment	June 30, 2018	December 31, 2017
Galls, LLC	First lien senior secured revolving loan	2,111	-
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	5,962	-
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	4,969	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	71
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	542	-
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	71	143
Lytx, Inc.	First lien senior secured revolving loan	93	92
Manna Development Group, LLC	First lien senior secured revolving loan	531	-
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,584	-
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	558	-
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	-	102
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	800	-
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	-
SABA Software, Inc.	First lien senior secured revolving loan	-	50
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	58
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	-
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	2,703	-
Total Unfunded Portfolio Company Commitments		$48,689	$8,704

We maintain sufficient capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding portfolio company unfunded commitments we are required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $5.5 million for the period from October 15, 2015 (Inception) to June 30, 2018, of which $3.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5%

of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2018, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of June 30, 2018, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$128,250	$—	$—	$128,250	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$128,250	$—	$—	$128,250	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K and “ITEM 1A. RISK FACTORS.”

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of June 30, 2018, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$11,006	$3,848	$7,158
Up 200 basis points	$7,337	$2,565	$4,772
Up 100 basis points	$3,669	$1,283	$2,386
Down 25 basis points	$(917)	$(321)	$(596)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on March 2, 2018, and our Form 10-Q, filed with the SEC on May 8, 2018.

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

________________

*   Filed herein.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: August 7, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 7, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer