Form 10-Q
period 2018-09-30
Owl Rock Capital Corp II
filed 2018-11-07
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 814-01219

OWL ROCK CAPITAL CORPORATION II

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-5416332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 419-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of November 6, 2018, the registrant had 40,354,439 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation II (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $484,660 and $66,044, respectively)	$486,482	$66,136
Cash	18,333	43,131
Due from Adviser	—	167
Interest receivable	2,604	288
Subscriptions receivable	—	217
Prepaid expenses and other assets	1,139	401
Total Assets	$508,558	$110,340
Liabilities
Debt (net of deferred financing costs of $3,996 and $2,436, respectively)	172,004	17,564
Payable for investments purchased	9,950	2,443
Management fee payable	—	375
Payables to affiliates	4,618	—
Accrued performance based incentive fees	440	19
Accrued expenses and other liabilities	1,442	856
Total Liabilities	188,454	21,257
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 35,256,292 and 9,866,216 shares issued and outstanding, respectively	353	99
Additional paid-in-capital	319,170	89,080
Undistributed (distributions in excess of) net investment income	(1,240)	(188)
Net unrealized gain (loss) on investments	1,821	92
Total Net Assets	320,104	89,083
Total Liabilities and Net Assets	$508,558	$110,340
Net Asset Value Per Share	$9.08	$9.03

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$10,566	$519	$19,469	$661
Other income	194	3	744	9
Total investment income from non-controlled, non-affiliated investments	10,760	522	20,213	670
Total Investment Income	10,760	522	20,213	670
Operating Expenses
Initial organization	—	328	—	602
Offering costs	853	—	2,831	—
Interest expense	2,492	13	4,144	30
Management fee	1,884	112	3,771	147
Performance based incentive fees	240	3	483	3
Professional fees	395	345	1,449	688
Directors' fees	103	49	226	134
Other general and administrative	299	215	857	551
Total Operating Expenses	6,266	1,065	13,761	2,155
Management and incentive fees waived (Note 3)	(333)	—	(513)	—
Expense support	—	(1,023)	(2,646)	(2,084)
Recoupment of expense support	899	—	899	—
Net Operating Expenses	6,832	42	11,501	71
Net Investment Income (Loss)	$3,928	$480	$8,712	$599
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$513	$15	$1,730	$9
Total Net Unrealized Gain (Loss)	513	15	1,730	9
Net realized gain (loss):
Non-controlled, non-affiliated investments	687	—	687	5
Total Net Realized Gain (Loss)	687	—	687	5
Total Net Realized and Unrealized Gain (Loss)	1,200	15	2,417	14
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,128	$495	$11,129	$613
Earnings Per Share - Basic and Diluted	$0.17	$0.17	$0.52	$0.32
Weighted Average Shares Outstanding - Basic and Diluted	30,328,039	2,988,198	21,404,867	1,906,894

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(6)(20)	First lien senior secured loan	L + 7.50%	6/29/2024	$17,819	$17,474	$17,463	5.6%
Swipe Acquisition Corporation (dba PLI)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.50%	9/30/2019	—	(30)	(10)	—%
				17,819	17,444	17,453	5.6%
Aerospace and defense
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	24,872	24,646	24,623	7.7%
Automotive
Mavis Tire Express Services Corp.(6)(20)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,514	22,540	7.0%
Mavis Tire Express Services Corp.(6)(12)(14)(19)(20)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	112	72	78	—%
				23,112	22,586	22,618	7.0%
Buildings and real estate
Associations, Inc.(9)(20)	First lien senior secured loan	P + 6.00% (incl. 3.00% PIK)	7/30/2024	20,096	19,852	19,845	6.2%
Associations, Inc.(9)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	P + 6.00% (incl. 3.00% PIK)	7/30/2021	1,783	1,722	1,720	0.5%
Associations, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(12)	(13)	—%
				21,879	21,562	21,552	6.7%
Business services
Access CIG, LLC(6)(20)	Second lien senior secured loan	L + 7.75%	2/27/2026	5,139	5,094	5,113	1.6%
Access CIG, LLC(12)(14)(19)(20)	Second lien senior secured delayed draw term loan	L + 7.75%	8/27/2019	—	—	—	—%
CIBT Global, Inc.(7)(20)	Second lien senior secured loan	L + 7.75%	6/1/2025	1,000	978	990	0.3%
Transperfect Global, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	5/7/2024	29,850	29,284	29,402	9.2%
Vistage International, Inc.(6)(20)	Second lien senior secured loan	L + 8.00%	2/8/2026	6,500	6,448	6,468	2.0%
				42,489	41,804	41,973	13.1%
Chemicals
Douglas Products and Packaging Company LLC(7)(20)	First lien senior secured loan	L + 5.75%	3/29/2022	7,180	7,132	7,144	2.2%
Douglas Products and Packaging Company LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.75%	3/29/2022	—	(5)	(4)	—%
				7,180	7,127	7,140	2.2%
Consumer products
Feradyne Outdoors, LLC(7)(20)	First lien senior secured loan	L + 6.25%	5/25/2023	988	978	968	0.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Containers and packaging
Pregis Holding I Corporation(7)(20)	Second lien senior secured loan	L + 7.25%	5/20/2022	7,000	6,873	6,867	2.1%
Ring Container Technologies Group, LLC(6)(20)	Second lien senior secured loan	L + 7.50%	10/31/2025	10,000	9,816	10,000	3.2%
				17,000	16,689	16,867	5.3%
Distribution
Aramsco, Inc.(6)(20)	First lien senior secured loan	L + 5.25%	8/28/2024	6,957	6,785	6,783	2.1%
Aramsco, Inc.(9)(12)(19)(20)	First lien senior secured revolving loan	P + 4.25%	8/28/2024	330	305	304	0.1%
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)(20)	First lien senior secured loan	L + 7.44%	6/9/2024	4,454	4,382	4,451	1.4%
				11,741	11,472	11,538	3.6%
Education
Learning Care Group (US) No. 2 Inc.(6)(20)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,904	4,900	1.5%
Severin Acquisition, LLC (dba PowerSchool)(6)(20)	Second lien senior secured loan	L + 6.75%	8/1/2026	7,500	7,426	7,424	2.3%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(7)(20)	First lien senior secured loan	L + 6.00%	5/14/2024	9,815	9,583	9,619	3.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(15)	(13)	—%
				22,315	21,898	21,930	6.8%
Energy equipment and services
Hillstone Environmental Partners, LLC(7)(20)	First lien senior secured loan	L + 7.75%	4/25/2023	5,959	5,876	5,959	1.9%
Hillstone Environmental Partners, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	—	(7)	—	—%
Liberty Oilfield Services LLC(6)(17)(20)	First lien senior secured loan	L + 7.63%	9/19/2022	1,126	1,109	1,137	0.4%
				7,085	6,978	7,096	2.3%
Financial services
Blackhawk Network Holdings, Inc.(7)(20)	Second lien senior secured loan	L + 7.00%	6/15/2026	10,000	9,896	9,900	3.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(20)	First lien senior secured loan	L + 6.75%	9/6/2022	3,771	3,694	3,658	1.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	56	55	54	—%
				13,827	13,645	13,612	4.2%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(6)(20)	First lien senior secured loan	L + 5.25%	5/15/2024	6,328	6,208	6,233	1.9%
Carolina Beverage Group (fka Cold Spring Brewing Company)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	—	(8)	(7)	—%
CM7 Restaurant Holdings, LLC(6)(20)	First lien senior secured loan	L + 8.75%	5/22/2023	5,795	5,695	5,650	1.8%
CM7 Restaurant Holdings, LLC(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	—	—	(16)	—%
CM7 Restaurant Holdings, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	136	134	131	—%
Hometown Food Company(6)(20)	First lien senior secured loan	L + 5.25%	8/31/2023	3,467	3,399	3,397	1.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Hometown Food Company(6)(12)(19)(20)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	184	174	174	0.1%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(20)	First lien senior secured loan	L + 4.50%	7/30/2025	4,000	3,916	3,910	1.2%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	333	312	311	0.1%
Manna Development Group, LLC(6)(20)	First lien senior secured loan	L + 6.00%	10/24/2022	8,814	8,693	8,681	2.7%
Manna Development Group, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	109	123	—%
Ultimate Baked Goods Midco, LLC(6)(20)	First lien senior secured loan	L + 4.00%	8/11/2025	3,000	2,934	2,933	0.9%
Ultimate Baked Goods Midco, LLC(9)(12)(19)(20)	First lien senior secured revolving loan	P + 3.00%	8/9/2023	28	16	16	—%
				32,218	31,582	31,536	9.8%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(6)(15)(20)	First lien senior secured loan	L + 6.54%	12/1/2021	987	980	987	0.3%
GI Chill Acquisition (dba California Cryobank)(7)(19)(20)	First lien senior secured loan	L + 4.00%	8/6/2025	3,000	2,985	2,985	0.9%
GI Chill Acquisition (dba California Cryobank)(7)(20)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,000	11,882	11,880	3.7%
TC Holdings, LLC (dba TrialCard)(6)(20)	First lien senior secured loan	L + 4.50%	11/14/2023	5,737	5,626	5,651	1.8%
TC Holdings, LLC (dba TrialCard)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	78	69	71	—%
TC Holdings, LLC (dba TrialCard)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(42)	—	—%
				21,802	21,500	21,574	6.7%
Healthcare technology
Bracket Intermediate Holding Corp.(7)(20)	First lien senior secured loan	L + 4.25%	9/5/2025	2,250	2,239	2,239	0.7%
Bracket Intermediate Holding Corp.(7)(20)	Second lien senior secured loan	L + 8.13%	9/5/2026	3,750	3,675	3,675	1.1%
				6,000	5,914	5,914	1.8%
Household products
Hayward Industries, Inc.(6)(20)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,591	4,652	1.5%
Infrastructure and environmental services
LineStar Integrity Services LLC(7)(20)	First lien senior secured loan	L + 7.25%	2/12/2024	8,292	8,139	8,209	2.6%
LineStar Integrity Services LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	—	(37)	—	—%
				8,292	8,102	8,209	2.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Internet software and services
Genesis Acquisition Co. (dba Procare Software)(6)(20)	First lien senior secured loan	L + 4.00%	7/31/2024	2,017	1,978	1,977	0.6%
Genesis Acquisition Co. (dba Procare Software)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	—	(5)	(5)	—%
Genesis Acquisition Co. (dba Procare Software)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	—	(6)	(6)	—%
IQN Holding Corp. (dba Beeline)(7)(20)	First lien senior secured loan	L + 5.50%	8/20/2024	22,388	22,057	22,052	6.9%
IQN Holding Corp. (dba Beeline)(7)(12)(19)(20)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	822	784	783	0.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(19)(20)	First lien senior secured loan	L + 6.50%	6/17/2024	23,831	23,589	23,747	7.4%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(2)	(1)	—%
				49,058	48,395	48,547	15.1%
Leisure and entertainment
Troon Golf, L.L.C.(7)(15)(16)(20)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	23,352	23,036	23,352	7.3%
Troon Golf, L.L.C.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(7)	—	—%
				23,352	23,029	23,352	7.3%
Manufacturing
Ideal Tridon Holdings, Inc.(7)(20)	First lien senior secured loan	L + 6.50%	7/31/2023	1,730	1,701	1,721	0.5%
Ideal Tridon Holdings, Inc.(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	118	115	117	—%
Professional Plumbing Group, Inc.(7)(20)	First lien senior secured loan	L + 6.75%	4/16/2024	6,823	6,727	6,755	2.1%
Professional Plumbing Group, Inc.(7)(12)(19)(20)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	343	327	331	0.1%
				9,014	8,870	8,924	2.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(7)(12)(14)(20)	First lien senior secured delayed draw term loan	L + 8.25%	6/30/2019	4,000	3,884	3,941	1.2%
Brigham Minerals, LLC(6)(20)	First lien senior secured loan	L + 5.50%	7/27/2024	10,000	9,902	9,900	3.1%
Brigham Minerals, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/27/2018	2,000	1,942	1,940	0.6%
Brigham Minerals, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	7/27/2024	—	(8)	(8)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(20)	First lien senior secured loan	L + 5.50%	12/21/2024	16,533	16,223	16,293	5.1%
Zenith Energy U.S. Logistics Holdings, LLC(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	12/21/2018	—	—	—	—%
				32,533	31,943	32,066	10.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Holdings Corp(7)(20)	First lien senior secured loan	L + 5.75%	7/2/2024	17,538	17,242	17,232	5.4%
AmSpec Holdings Corp(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	—	(41)	(43)	—%
Cardinal US Holdings, Inc.(7)(17)(20)	First lien senior secured loan	L + 5.00%	7/31/2023	15,445	15,064	15,368	4.8%
DMT Solutions Global Corporation(8)(20)	First lien senior secured loan	L + 7.00%	7/2/2024	8,888	8,543	8,532	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(17)(20)	First lien senior secured loan	L + 6.50%	6/15/2025	12,320	12,081	12,073	3.8%
GC Agile Holdings Limited (dba Apex Fund Services)(12)(13)(14)(17)(19)(20)	First lien senior secured delayed draw term loan	L + 6.50%	12/15/2018	—	(114)	(119)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(12)(13)(14)(17)(19)(20)	First lien senior secured multi-draw term loan	L + 6.50%	6/15/2020	—	(85)	(99)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(12)(13)(17)(19)(20)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(52)	(34)	—%
				54,191	52,638	52,910	16.7%
Specialty retail
EW Holdco, LLC (dba European Wax)(7)(20)	First lien senior secured loan	L + 4.50%	9/25/2024	10,000	9,900	9,900	3.1%
Galls, LLC(6)(20)	First lien senior secured loan	L + 6.25%	1/31/2025	15,020	14,845	14,870	4.6%
Galls, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	837	795	828	0.3%
Galls, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	1,620	1,571	1,585	0.5%
				27,477	27,111	27,183	8.5%
Telecommunications
DB Datacenter Holdings Inc.(6)(20)	Second lien senior secured loan	L + 7.50%	4/3/2025	5,000	4,932	4,950	1.5%
Transportation
Lytx, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	8/31/2023	2,025	1,971	2,025	0.6%
Lytx, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(2)	—	—%
Motus, LLC and Runzheimer International LLC(6)(20)	First lien senior secured loan	L + 6.75%	1/17/2024	7,382	7,214	7,234	2.3%
Motus, LLC and Runzheimer International LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	—	(13)	(12)	—%
				9,407	9,170	9,247	2.9%
Total Debt Investments				$493,326	$484,606	$486,434	151.9%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(10)(20)	LLC Interest	N/A	N/A	54	54	48	—%
Oil and gas
Discovery DJ Services, LLC (dba Discovery Midstream Partners)(10)(20)	LLC Interest	N/A	N/A	4	—	—	—%
Total Equity Investments				$58	$54	$48	—%
Total Investments				$493,384	$484,660	$486,482	151.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2018

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2018 was 2.26%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2018 was 2.40%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2018 was 2.60%.
(9)	The interest rate on these loans is subject to Prime, which as of September 30, 2018 was 5.25%.
(10)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is under $0.1 million, or 0.1% of the Company’s net assets.

(11)	The tax cost of the Company’s investments approximates their amortized cost.
(12)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(13)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(14)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(15)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(16)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $4.5 million and $18.8 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(17)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2018, non-qualifying assets represented 5.5% of total assets as calculated in accordance with the regulatory requirements.

(18)	Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See Note 6 “Debt.”
(19)	Investment is not pledged as collateral on the SPV Asset Facility.
(20)

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$3,928	$480	$8,712	$599
Net unrealized gain (loss) on investments	513	15	1,730	9
Net realized gain (loss) on investments	687	—	687	5
Net Increase in Net Assets Resulting from Operations	5,128	495	11,129	613
Distributions
Net investment income (loss)	(3,928)	(480)	(8,712)	(599)
Net realized gain (loss)	(687)	—	(687)	(5)
Distributions in excess of net investment income (Note 8)	(371)	—	(1,052)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(4,986)	(480)	(10,451)	(604)
Capital Share Transactions
Issuance of shares of common stock	86,393	21,345	227,259	39,524
Reinvestment of shareholders' distributions	2,061	117	4,308	121
Repurchased shares	(1,075)	—	(1,224)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	87,379	21,462	230,343	39,645
Total Increase in Net Assets	87,521	21,477	231,021	39,654
Net Assets, at beginning of period	232,583	18,178	89,083	1
Net Assets, at end of period	$320,104	$39,655	$320,104	$39,655
Undistributed (distributions in excess of) net investment income	$(371)	$—	$(1,240)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,129	$613
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(539,288)	(35,852)
Proceeds from investments, net	122,445	1,066
Net change in unrealized (gain) loss on investments	(1,730)	(9)
Net realized (gain) loss	(687)	(5)
Paid-in-kind interest	(106)	—
Net amortization of discount on investments	(980)	(13)
Amortization of debt issuance costs	664	—
Amortization of offering costs	2,831	—
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	167	(671)
(Increase) decrease in interest receivable	(2,316)	(128)
(Increase) decrease in prepaid expenses and other assets	(3,569)	(174)
Increase (decrease) in payable for investments purchased	7,507	—
Increase (decrease) in management fee payable	(375)	147
Increase (decrease) in payables to affiliates	4,618	—
Increase (decrease) in accrued performance based incentive fees	421	3
Increase (decrease) in accrued expenses and other liabilities	586	609
Net cash used in operating activities	(398,683)	(34,414)
Cash Flows from Financing Activities
Borrowings on credit facilities	321,000	26,500
Repayments of credit facilities	(165,000)	(16,500)
Debt issuance costs	(2,224)	—
Proceeds from issuance of common shares	227,476	39,524
Distributions paid to shareholders	(7,367)	(483)
Net cash provided by financing activities	373,885	49,041
Net increase (decrease) in cash	(24,798)	14,627
Cash, beginning of period	43,131	1
Cash, end of period	$18,333	$14,628

Supplemental and Non-Cash Information
Interest paid during the period	$3,202	$10
Distributions declared during the period	$10,451	$(604)
Reinvestment of distributions during the period	$4,308	$121

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business

Owl Rock Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through September 30, 2018, the Company has issued 34,723,244 shares of its common stock for gross proceeds of approximately $324.5 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of November 6, 2018, the Company has issued 40,354,439 shares of its common stock and has raised total gross proceeds of approximately $371.0 million, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company’s board of directors (the “Board”) expects to contemplate a liquidity event for the Company’s shareholders three to four years after the completion of the continuous public offering. The Company will consider the offering period to be complete as of the termination date of the most recent public equity offering if the Company has not conducted a public equity offering in any continuous two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation to the Company and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser.  A liquidity event involving a merger or sale of all or substantially all of the Company’s assets would require the approval of its shareholders in accordance with the Company’s charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow the Company to retain its investment portfolio intact. If the Company determines to list securities on a national securities exchange, the Company expects to, although is not required to, maintain its external management structure. If the Company has not consummated a liquidity event by the five-year anniversary of the completion of the offering, the Board will consider (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) liquidating the Company and distributing cash to its shareholders, and dissolving the Company in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, pursuant to the requirements on Form 10-Q under Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements, have been included. The Company’s fiscal year ends on December 31.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code for the taxable year ended December 31, 2017. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The 2016 and 2017 tax years remain subject to examination by U.S. federal, state and local authorities.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Subtopic 820): Changes to the Disclosure Requirements for Fair Value Measurement, an update to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by U.S. GAAP. The amendments in ASU No. 2018-13 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period.

The application of the aforementioned updated guidance is not expected to have a material impact on the Company’s consolidated financial statements. In addition, Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

For the three and nine months ended September 30, 2018, the Company incurred expenses of approximately $0.3 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2017, the Company incurred expenses of approximately $0.2 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Investment Advisory Agreement

On February 6, 2017, the Company entered into an Investment Advisory Agreement (as amended through the date hereof, the “Investment Advisory Agreement”) with the Adviser, which became effective on April 4, 2017, the date the Company met the minimum offering requirement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

For the three and nine months ended September 30, 2018, the Company incurred management fees (gross of waivers) of approximately $1.9 million and $3.8 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred management fees (gross of waivers) of approximately $0.1 million and $0.1 million, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, the Company did not incur performance based incentive fees based on net investment income.

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

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to the interpretation of the American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the three and nine months ended September 30, 2018, the Company accrued performance based incentive fees (gross of waivers) based on capital gains of $240 thousand and $483 thousand, respectively. For the three and nine months ended September 30, 2017, the Company accrued performance based incentive fees (gross of waivers) based on capital gains of $3 thousand and $3 thousand, respectively.

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

For the three and nine months ended September 30, 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $1.3 million and $3.5 million, respectively. For the three and nine months ended September 30, 2017, the Company accrued initial organization and offering expenses of $0.3 million and $0.6 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock”. Owl Rock’s investment allocation policy seeks to ensure the equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other portfolio funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter that have not been previously reimbursed by the Company to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as the Company’s total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses (on an annualized basis and net of any Expense Payments received by the Company during the fiscal year) to exceed the lesser of: (i) 1.75% of the Company’s average net assets attributable to the shares of the Company’s common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of the Company’s average net assets attributable to shares of the Company’s common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) the Board of the Company making a determination to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support Agreement, that have not been reimbursed by the Company to the Adviser.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

As of September 30, 2018, the amount of Expense Support Payments provided by the Adviser since inception is $5.6 million. During the three and nine months ended September 30, 2018, the Company recorded obligations to repay expense support from the Adviser of $0.9 million. During the three and nine months ended September 30, 2017, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	$899	$162	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	—	1,023	7.0%	September 30, 2020	1.75%
December 31, 2017	856	—	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.75%
Total	$5,586	$899	$4,687

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Owl Rock Capital Partners LP has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

Promissory Note

On May 18, 2017, the Board authorized the Company, as Borrower, to enter into a series of promissory notes (the “Promissory Notes”) with the Adviser.  See Note 6 “Debt”.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 4. Investments

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$385,505	$386,997	$39,130	$39,173
Second-lien senior secured debt investments	99,101	99,437	26,537	26,586
Equity investments	54	48	377	377
Total Investments	$484,660	$486,482	$66,044	$66,136

The industry composition of investments based on fair value as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Advertising and media	3.6%	—%
Aerospace and defense	5.1	—
Automotive	4.6	—
Buildings and real estate	4.4	9.7
Business services	8.6	3.5
Chemicals	1.5	—
Consumer products	0.2	1.5
Containers and packaging	3.5	14.8
Distribution	2.4	5.9
Education	4.4	—
Energy equipment and services	1.5	2.6
Financial services	2.8	12.7
Food and beverage	6.5	—
Healthcare providers and services	4.4	11.4
Healthcare technology	1.2	—
Household products	1.0	9.7
Human resource support services	—	0.7
Infrastructure and environmental services	1.7	—
Internet software and services	10.0	1.4
Leisure and entertainment	4.8	8.8
Manufacturing	1.8	6.9
Oil and gas	6.6	8.0
Professional services	10.9	—
Specialty retail	5.6	—
Telecommunications	1.0	—
Transportation	1.9	2.4
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
United States:
Midwest	12.1%	20.7%
Northeast	22.0	17.0
South	38.8	38.0
West	21.5	14.5
Belgium	3.2	7.7
United Kingdom	2.4	2.1
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2018 and December 31, 2017:

	Fair Value Hierarchy as of September 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$386,997	$386,997
Second-lien senior secured debt investments	—	—	99,437	99,437
Equity investments	—	—	48	48
Total Investments	$—	$—	$486,482	$486,482

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$39,173	$39,173
Second-lien senior secured debt investments	—	—	26,586	26,586
Equity investments	—	—	377	377
Total Investments	$—	$—	$66,136	$66,136

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2018:

	As of and for the Three Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$246,182	$87,939	$581	$334,702
Purchases of investments, net	195,357	31,055	—	226,412
Proceeds from investments, net	(55,574)	(19,854)	(921)	(76,349)
Net change in unrealized gain (loss)	536	132	(156)	512
Net realized gains (losses)	3	54	544	601
Net amortization of discount on investments	493	111	—	604
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$386,997	$99,437	$48	$486,482

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	412,517	98,088	54	510,659
Proceeds from investments, net	(66,917)	(25,776)	(921)	(93,614)
Net change in unrealized gain (loss)	1,459	285	(6)	1,738
Net realized gains (losses)	3	54	544	601
Net amortization of discount on investments	762	200	—	962
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$386,997	$99,437	$48	$486,482

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2017:

	As of and for the Three Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$8,291	$7,905	$—	$16,196
Purchases of investments, net	12,283	6,369	—	18,652
Proceeds from investments, net	(59)	—	—	(59)
Net change in unrealized gain (loss)	(6)	21	—	15
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	4	5	—	9
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$20,513	$14,300	$—	$34,813

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	20,575	14,277	—	34,852
Proceeds from investments, net	(60)	—	—	(60)
Net change in unrealized gain (loss)	(7)	16	—	9
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	5	7	—	12
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$20,513	$14,300	$—	$34,813

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2018 on Investments Held at September 30, 2018	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2017 on Investments Held at September 30, 2017
First-lien senior secured debt investments	$536	$(6)
Second-lien senior secured debt investments	132	21
Equity investments	(156)	—
Total Investments	$512	$15

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2018 on Investments Held at September 30, 2018	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2017 on Investments Held at September 30, 2017
First-lien senior secured debt investments	$1,459	$(7)
Second-lien senior secured debt investments	285	16
Equity investments	(6)	—
Total Investments	$1,738	$9

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$159,913	Recent Transaction	Transaction Price	96.0% - 99.5% (98.5%)	Increase
	227,084	Yield Analysis	Market Yield	6.7%-13.0% (10.3%)	Decrease
Second-lien senior secured debt investments	$29,846	Recent Transaction	Transaction Price	98.1% - 99.0% (98.8%)	Increase
	69,591	Yield Analysis	Market Yield	10.9%-12.6% (11.7%)	Decrease
Equity investments	$48	Market Approach	EBITDA Multiple	7.75x	Increase
	—	Probability Weighted Expected Return Method	Probability Weighting of Outcomes	100%	Decrease

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$18,913	Recent Transaction	Transaction Price	93.0%-98.0% (96.5%)	Increase
	20,260	Yield Analysis	Market Yield	6.4%-10.9% (9.9%)	Decrease
Second-lien senior secured debt investments	$16,203	Recent Transaction	Transaction Price	98.0% - 99.0% (98.4%)	Increase
	10,383	Yield Analysis	Market Yield	11.4%-16.6% (13.1%)	Decrease
Equity investments	$377	Recent Transaction	Transaction Price	1.0	Increase

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates their carrying value.

The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 272% and 497% as of September 30, 2018 and December 31, 2017, respectively.

Debt obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$176,000	$66,984	$172,004
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$176,000	$101,984	$172,004

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $4.0 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017(1)	2018	2017(1)
Interest expense	$2,205	$13	$3,480	$30
Amortization of debt issuance costs	287	$—	664	$—
Total Interest Expense	$2,492	$13	$4,144	$30
Average interest rate	4.8%	4.7%	4.8%	4.6%
Average daily borrowings	$178,606	$1,068	$95,941	$1,710

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through September 30, 2017.

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  In connection with the SPV Facility Amendment, the Subsidiaries entered into a cooperation agreement with Goldman Sachs Bank USA to cooperate to make certain additional changes to the terms of the SPV Asset Facility to facilitate obtaining a credit rating of the SPV Asset Facility from a rating agency.  If the Subsidiaries do not satisfy their obligations under this cooperation agreement then, subject to certain conditions and restrictions, Goldman Sachs Bank USA may increase the interest amount payable under the SPV Asset Facility until the Subsidiaries satisfy such obligations.  The summary below reflects the terms of the SPV Asset Facility as amended by the SPV Facility Amendment but does not reflect the potential additional changes to be made to facilitate obtaining a credit rating of the facility.

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

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by the Adviser, and in any event due and payable in full no later than January 15, 2018. On November 7, 2017, the Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018.  On November 6, 2018, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2018 and December 31, 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2018	December 31, 2017
($ in thousands)
Access CIG, LLC	Second lien senior secured delayed draw term loan	$255	—
AmSpec Holdings Corp	First lien senior secured revolving loan	2,462	—
Aramsco, Inc.	First lien senior secured revolving loan	713	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,226	—
Associations, Inc.	First lien senior secured revolving loan	1,000	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	5,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	4,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	800	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,750	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2018	December 31, 2017
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	785	—
Galls, LLC	First lien senior secured revolving loan	1,816	—
Galls, LLC	First lien senior secured delayed draw term loan	5,627	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	5,962	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	4,969	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	71
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	—
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	542	—
Hometown Food Company	First lien senior secured revolving loan	287	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	61	143
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	667	—
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	—
Lytx, Inc.	First lien senior secured revolving loan	93	92
Manna Development Group, LLC	First lien senior secured revolving loan	531	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,584	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	600	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	102
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	800	—
SABA Software, Inc.	First lien senior secured revolving loan	—	50
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	390	467

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2018	December 31, 2017
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	58
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	536	—
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	1,778	—
Total Unfunded Portfolio Company Commitments		$64,733	$8,704

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $6.0 million for the period from October 15, 2015 (Inception) to September 30, 2018, of which $4.9 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2018, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,050,051	$233,570	4,373,326	$40,117
Reinvestment of distributions	474,888	4,308	13,434	121
Repurchased Shares	(134,862)	(1,224)	—	—
Shares/gross proceeds from the continuous public offering	25,390,077	236,654	4,386,760	40,238
Sales load	—	(6,311)	—	(593)
Total shares/net proceeds	25,390,077	$230,343	4,386,760	$39,645

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,986
Total	$0.51	$10,451

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
Total	$0.32	$604

On May 8, 2018, the Board declared regular weekly distributions for July 2018 through September 2018. The regular weekly cash distribution, each in the gross amount of $0.012753 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

On November 6, 2018, the Board declared regular weekly distributions for January 2019 through March 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through September 30, 2018, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$8,712	83.3%
Net realized gains on investments	0.03	687	6.6
Distributions in excess of net investment income	0.05	1,052	10.1
Total	$0.51	$10,451	100.0%

	Nine Months Ended September 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.32	$599	99.2%
Distributions in excess of net investment income	—	5	0.8
Total	$0.32	$604	100.0%

Share Repurchases

On March 5, 2018, the Company conducted a tender offer to repurchase $528 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On May 14, 2018, the Company conducted a tender offer to repurchase $1.3 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On August 10, 2018, the Company conducted a tender offer to repurchase $2.6 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Increase (decrease) in net assets resulting from operations	$5,128	$495	$11,129	$613
Weighted average shares of common stock outstanding—basic and diluted	30,328,039	2,988,198	21,404,867	1,906,894
Earnings per common share-basic and diluted	$0.17	$0.17	$0.52	$0.32

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2018	2017
Per share data:
Net asset value, at beginning of period	$9.03	$9.00
Results of operations:
Net investment income(1)	0.41	0.31
Net realized and unrealized gain (loss) on investments(5)	0.14	0.05
Net increase in net assets resulting from operations	0.55	0.36
Shareholder distributions:
Distributions from net investment income(2)	(0.43)	(0.32)
Distributions from net realized gains(2)	(0.03)	—
Distributions in excess of net investment income(2)	(0.05)	—
Net decrease in net assets from shareholders' distributions	(0.51)	(0.32)
Capital share transactions:
Issuance of common stock above net asset value	0.01	—
Net increase in net assets resulting from capital share transactions	0.01	—
Net asset value, at end of period	$9.08	$9.04

Total Return(3)	6.1%	4.0%

Ratios
Ratio of total expenses to average net assets(4)(6)	7.7%	0.5%
Ratio of net investment income to average net assets(4)(6)	5.9%	4.1%
Portfolio turnover rate	38.7%	5.9%

Supplemental Data
Weighted-average shares outstanding	21,404,867	1,906,894
Shares outstanding, end of period	35,256,292	4,386,860
Net assets, end of period	$320,104	$39,655
Year of formation	2015	2015

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2018 and 2017, the total operating expenses to average net assets were 8.9% and 14.9%, respectively, prior to expense support provided by the Adviser. Past performance is not a guarantee of future results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2017, Form 10-Q for the fiscal quarter ended March 31, 2018, and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On March 15, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license and a Tennessee industrial loan and thrift certificate. OR Lending II LLC originates loans to borrowers headquartered in California and Tennessee. On September 27, 2017, we formed a wholly-owned subsidiary, ORCC II Financing LLC, a Delaware limited liability company.  On October 18, 2017, we formed a wholly-owned subsidiary, OR DH II LLC, a Delaware limited liability company. On May 8, 2018, the Company formed a wholly-owned subsidiary, OR MH II LLC, a Delaware limited liability company.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through September 30, 2018, we have issued 34,723,244 shares of our common stock for gross proceeds of approximately $324.5 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of November 6, 2018, we have issued 40,354,439 shares of our common stock and have raised total gross proceeds of approximately $371.0 million, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. As of September 30, 2018, Owl Rock Capital Corporation had $5.5 billion in total capital commitments from investors.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORCPFA serves as investment adviser to Owl Rock First Lien Master Fund, L.P. Owl Rock Technology Finance Corp. is a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies. Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Technology Finance Corp., and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds established by our Adviser or its affiliates that could avail themselves of exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2018, our Adviser and its affiliates have originated $8.6 billion aggregate principal amount of investments, of which $7.3 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Advisor or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

As of September 30, 2018, our average investment size in each of our portfolio companies was approximately $9.5 million based on fair value. As of September 30, 2018, our portfolio companies had weighted average annual revenue of $396 million and weighted average annual EBITDA of $74 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2018, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment”.

The amount of the Reimbursement Payment for any quarter shall equal the lesser of (i) the Excess Operating Funds in respect of such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter that have not been previously reimbursed by us to the Adviser. The payment will be reduced to the extent that such Reimbursement Payments, together with all other Reimbursement Payments paid during the fiscal year, would cause Other Operating Expenses defined as our total Operating Expenses, excluding base management fees, incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses on an annualized basis and net of any Expense Payments received by us during the fiscal year to exceed the lesser of: (i) 1.75% of our average net assets attributable to the shares of our common stock for the fiscal year-to-date period after taking such Expense Payments into account; and (ii) the percentage of our average net assets attributable to shares of our common stock represented by Other Operating Expenses during the fiscal year in which such Expense Payment was made (provided, however, that this clause (ii) shall not apply to any Reimbursement Payment which relates to an Expense Payment made during the same fiscal year).

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2018, the amount of Expense Support payments provided by our Adviser since inception is $5.6 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.14 trillion as of September 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 3rd quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of September 30, 2018, based on fair value, our portfolio consisted of 79.6% first lien debt investments, 20.4% second-lien debt investments and less than 0.1% equity investments.

As of September 30, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.1% and 9.2%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.1% and 9.2%, respectively.

As of September 30, 2018 we had investments in 51 portfolio companies with an aggregate fair value of $486.5 million.

Our investment activity for the three months ended September 30, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended September 30,
	2018	2017
New investment commitments
Gross originations	$255,031	$20,000
Less: Sell downs	(23,610)	—
Total new investment commitments	$231,421	$20,000
Principal amount of investment funded:
First-lien senior secured debt investments	$177,084	$12,354
Second-lien senior secured debt investments	30,250	6,500
Equity investments	—	—
Total principal amount of investments funded	$207,334	$18,854
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(60,265)	$—
Second-lien senior secured debt investments	(18,575)	—
Equity investments	(377)	—
Total principal amount of investments sold or repaid	$(79,217)	$—
Number of new investment commitments in new portfolio companies(1)	16	6
Average new investment commitment amount	$12,509	$3,333
Weighted average term for new investment commitments (in years)	6.2	6.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.0%	7.8%
Weighted average spread over LIBOR of new floating rate investment commitments	5.6%	7.2%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.40% and 1.69% as of September 30, 2018 and 2017, respectively.

Investments at fair value and amortized cost consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$385,505	$386,997	$39,130	$39,173
Second-lien senior secured debt investments	99,101	99,437	26,537	26,586
Equity investments	54	48	377	377
Total Investments	$484,660	$486,482	$66,044	$66,136

The table below describes investments by industry composition based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Advertising and media	3.6%	—%
Aerospace and defense	5.1	—
Automotive	4.6	—
Buildings and real estate	4.4	9.7
Business services	8.6	3.5
Chemicals	1.5	—
Consumer products	0.2	1.5
Containers and packaging	3.5	14.8
Distribution	2.4	5.9
Education	4.4	—
Energy equipment and services	1.5	2.6
Financial services	2.8	12.7
Food and beverage	6.5	—
Healthcare providers and services	4.4	11.4
Healthcare technology	1.2	—
Household products	1.0	9.7
Human resource support services	—	0.7
Infrastructure and environmental services	1.7	—
Internet software and services	10.0	1.4
Leisure and entertainment	4.8	8.8
Manufacturing	1.8	6.9
Oil and gas	6.6	8.0
Professional services	10.9	—
Specialty retail	5.6	—
Telecommunications	1.0	—
Transportation	1.9	2.4
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
United States:
Midwest	12.1%	20.7%
Northeast	22.0	17.0
South	38.8	38.0
West	21.5	14.5
Belgium	3.2	7.7
United Kingdom	2.4	2.1
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Weighted average total yield of portfolio	9.1%	9.0%
Weighted average total yield of debt and income producing securities	9.1%	9.1%
Weighted average interest rate of debt securities	8.7%	8.4%
Weighted average spread over LIBOR of all floating rate investments	6.3%	6.9%

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
1

Investments rated 1 involve the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since origination or acquisition are generally favorable;

2

Investments rated 2 involve an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2;

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$26,514	5.4%	$—	—%
2	456,256	93.8	66,136	100.0
3	3,712	0.8	—	—
4	—	—	—	—
5	—	—	—	—
Total	$486,482	100.0%	$66,136	100.00%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$484,606	100.0%	$65,667	100.0%
Non-accrual	—	—	—	—
Total	$484,606	100.0%	$65,667	100.00%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Total Investment Income	$10,760	$522	$20,213	$670
Less: Net Operating Expenses	6,832	42	11,501	71
Net Investment Income (loss)	3,928	480	8,712	599
Net realized gain (loss)	687	—	687	5
Net change in unrealized gain (loss)	513	15	1,730	9
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,128	$495	$11,129	$613

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Interest from investments	$10,566	$519	$19,469	$661
Other income	194	3	744	9
Total investment income	$10,760	$522	$20,213	$670

For the Three Months Ended September 30, 2018 and 2017

Investment income increased to $10.8 million for the three months ended September 30, 2018 from $0.5 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the three months ended September 30, 2018.

For the Nine Months Ended September 30, 2018 and 2017

Investment income increased to $20.2 million for the nine months ended September 30, 2018 from $0.7 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the nine months ended September 30, 2018.

Expenses

Expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Initial organization	$—	$328	$—	$602
Offering costs	853	—	2,831	—
Interest expense	2,492	13	4,144	30
Management fee	1,884	112	3,771	147
Performance based incentive fees	240	3	483	3
Professional fees	395	345	1,449	688
Directors' fees	103	49	226	134
Other general and administrative	299	215	857	551
Total operating expenses	$6,266	$1,065	$13,761	$2,155
Management and incentive fees waived	(333)	—	(513)	—
Expense Support	—	(1,023)	(2,646)	(2,084)
Recoupment of Expense Support	899	—	899	—
Net operating expenses	$6,832	$42	$11,501	$71

For the Three Months Ended September 30, 2018 and 2017

Net operating expenses increased to $6.8 million for the three months ended September 30, 2018 from $42.0 thousand for the same period in prior year due to a decrease in expense support of $1.0 million and increases in offering costs, other general and administrative expenses, interest expense, performance based incentive fees, professional fees, directors’ fees, management fees and recoupment of expense support of $0.9 million, $0.1 million, $2.4 million, $0.2 million, $0.1 million, $0.1 million, $1.7 million, and $0.9 million, respectively, which were partially offset by a decrease in organizational expenses of $0.3 million and an increase in management and incentive fees waived of $0.3 million.

For the Nine Months Ended September 30, 2018 and 2017

Net operating expenses increased to $11.5 million for the nine months ended September 30, 2018 from $0.1 million for the same period in prior year due to increases in directors’ fees, recoupment of expense support, offering costs, interest expense, performance based incentive fees, professional fees, other general and administrative expenses and management fees of $0.1 million, $0.9 million,  $2.8 million, $4.1 million, $0.5 million, $0.8 million, $0.3 million, and $3.6, respectively, which were partially offset by a decrease in organizational expenses of $0.6 million and increases in management and incentive fees waived and expense support of $0.5 million, $0.6 million, respectively.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2018 and 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net unrealized gain on investments	$1,250	$26	$2,038	$23
Net unrealized loss on investments	$(737)	$(11)	$(308)	$(14)
Net unrealized gain (loss) on investments	$513	$15	$1,730	$9

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2018 and 2017 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net realized gain (loss) on investments	$687	$—	$687	$5
Net realized gain (loss) on investments	$687	$—	$687	$5

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2018 and December 31, 2017, our asset coverage ratios were 272% and 497%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2018 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2018, we had $18.3 million in cash. During the nine months ended September 30, 2018, we used $398.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $539.3 million, partially offset by sales of portfolio investments of $122.4 million, and other operating activity of $18.2 million. Lastly, cash provided by financing activities was $373.9 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $156.0 million and proceeds from the issuance of shares of $227.5 million, partially offset by distributions paid of $7.4 million and debt issuance costs of $2.2 million.

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

The following table summarizes transactions with respect to shares of our common stock during the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	25,050,051	$233,570	4,373,326	$40,117
Reinvestment of distributions	474,888	4,308	13,434	121
Repurchased Shares	(134,862)	(1,224)	—	—
Shares/gross proceeds from the continuous public offering	25,390,077	236,654	4,386,760	40,238
Sales load	—	(6,311)	—	(593)
Total shares/net proceeds	25,390,077	$230,343	4,386,760	$39,645

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,986
Total	$0.51	$10,451

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
Total	$0.32	$604

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

On November 6, 2018, the Board declared regular weekly distributions for January 2019 through March 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through September 30, 2018, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$8,712	83.3%
Net realized gains on investments	0.03	687	6.6
Distributions in excess of net investment income	0.05	1,052	10.1
Total	$0.51	$10,451	100.0%

	Nine Months Ended September 30, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.32	$599	99.2%
Distributions in excess of net investment income	—	5	0.8
Total	$0.32	$604	100.0%

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

On August 10, 2018, we conducted a tender offer to repurchase $2.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to September 30, 2018 was 12.4% (without upfront sales load) and 6.8% (with maximum upfront sales load).  The following table presents cumulative total returns for the nine months ended September 30, 2018, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)	6.1%	8.1%	N/A	N/A	8.3%	12.4%	6.8%

________________

(1)	Compounded monthly.

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$176,000	$66,984	$172,004
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$176,000	$101,984	$172,004

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $4.0 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017(1)	2018	2017(1)
Interest expense	$2,205	$13	$3,480	$30
Amortization of debt issuance costs	287	$—	664	$—
Total Interest Expense	$2,492	$13	$4,144	$30
Average interest rate	4.8%	4.7%	4.8%	4.6%
Average daily borrowings	$178,606	$1,068	$95,941	$1,710

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through September 30, 2017.

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us, entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  In connection with the SPV Facility Amendment, the Subsidiaries entered into a cooperation agreement with Goldman Sachs Bank USA to cooperate to make certain additional changes to the terms of the SPV Asset Facility to facilitate obtaining a credit rating of the SPV Asset Facility from a rating agency.  If the Subsidiaries do not satisfy their obligations under this cooperation agreement then, subject to certain conditions and restrictions, Goldman Sachs Bank USA may increase the interest amount payable under the SPV Asset Facility until the Subsidiaries satisfy such obligations.  The summary below reflects the terms of the SPV Asset Facility as amended by the SPV Facility Amendment but does not reflect the potential additional changes to be made to facilitate obtaining a credit rating of the facility.

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

In connection with the SPV Asset Facility, we entered into a Non-Recourse Carveout Guaranty Agreement with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, we guarantee certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility.

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, our Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On November 6, 2018, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, our Board increased the approved amount to an aggregate of $35 million. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2018 and December 31, 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2018	December 31, 2017
($ in thousands)
Access CIG, LLC	Second lien senior secured delayed draw term loan	$255	—
AmSpec Holdings Corp	First lien senior secured revolving loan	2,462	—
Aramsco, Inc.	First lien senior secured revolving loan	713	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,226	—
Associations, Inc.	First lien senior secured revolving loan	1,000	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	5,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	4,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	800	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	2,750	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	785	—
Galls, LLC	First lien senior secured revolving loan	1,816	—
Galls, LLC	First lien senior secured delayed draw term loan	5,627	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	5,962	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	4,969	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	71
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	—

Portfolio Company	Investment	September 30, 2018	December 31, 2017
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	542	—
Hometown Food Company	First lien senior secured revolving loan	287	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	61	143
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	667	—
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	—
Lytx, Inc.	First lien senior secured revolving loan	93	92
Manna Development Group, LLC	First lien senior secured revolving loan	531	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,584	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	600	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	102
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	800	—
SABA Software, Inc.	First lien senior secured revolving loan	—	50
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	390	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	58
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	536	—
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	1,778	—
Total Unfunded Portfolio Company Commitments		$64,733	$8,704

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $6.0 million for the period from October 15, 2015 (Inception) to September 30, 2018, of which $4.9 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser had incurred organization and offering costs on behalf of us in the amount of $3.8 million for the period from October 15, 2015 (Inception) to December 31, 2017, of which $1.0 million had been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2018, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of September 30, 2018, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$176,000	$—	$—	$176,000	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$176,000	$—	$—	$176,000	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2017, our Form 10-Q for the fiscal quarter ended March 31, 2018 and “ITEM 1A. RISK FACTORS.”

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

Distributions

We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code for the taxable year ended December 31, 2017. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The 2016 and 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of September 30, 2018, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$14.8	$5.3	$9.5
Up 200 basis points	$9.9	$3.5	$6.3
Up 100 basis points	$4.9	$1.8	$3.2
Down 100 basis points	$(4.9)	$(1.8)	$(3.2)
Down 200 basis points	$(7.3)	$(3.5)	$(3.8)
Down 300 basis points	$(14.3)	$(4.2)	$(10.1)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC for the fiscal year ended December 31, 2017, our Form 10-Q for the fiscal quarter ended March 31, 2018 and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results.

Our investments in portfolio companies may be risky, and we could lose all or part of our investments. In addition, defaults by our portfolio companies could harm our operating results.

Some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

10.1

Amendment No. 2 to Credit Agreement, dated as of July  31, 2018, among ORCC II Financing LLC and OR Lending II LLC, as borrowers, the lenders referred to in the Credit Agreement referred to therein, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and collateral agent and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 3, 2018).

10.2

Cooperation Agreement dated as of July 31, 2018 among ORCC II Financing LLC and OR Lending II LLC as borrowers and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s current report Form 8-K filed on August 3, 2018).

10.3	Amended and Restated Investment Advisory Agreement between the Company and the Adviser*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________

*   Filed herein.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: November 6, 2018	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 6, 2018	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer