Form 10-K
period 2018-12-31
Owl Rock Capital Corp II
filed 2019-02-27
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, as amended (File No. 333-213716), which shares are being sold at $9.52 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of February 27, 2019, the registrant had 55,890,843 shares of common stock, $0.01 par value per share, outstanding.

Portions of the Registrant’s proxy statement relating to the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

Our Company

Owl Rock Capital Corporation II was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”

We are externally managed by Owl Rock Capital Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2018, our Adviser and its affiliates have originated $11.1 billion aggregate principal amount of investments, and $9.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, we may make a greater number of investments in syndicated loan opportunities that we otherwise expect to make in the future. As of December 31, 2018, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 97.1% of our total portfolio based on fair value, had weighted average annual revenue of $605 million and weighted average annual EBITDA of $95 million.

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

As of December 31, 2018, based on fair value, our portfolio consisted of 82.1% first lien debt investments, 14.8% second-lien debt investments, 2.9% unsecured debt investments and 0.2% equity investments. Approximately 97.1% of our debt investments based on fair value as of December 31, 2018 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2018, we had investments in 59 portfolio companies, with an average investment size in each of our portfolio companies of approximately $12.3 million based on fair value.

As of December 31, 2018, our portfolio was invested across 25 different industries. The largest industries in our portfolio as of December 31, 2018 were professional services and internet software and services, which represented, as a percentage of our portfolio, 12.7% and 8.7%, respectively, based on fair value.

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. See “Continuous Public Offering.” On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2018, we have issued 48,173,275 shares of our common stock for gross proceeds of approximately $449.0 million. As of December 31, 2018, we had raised total gross proceeds of approximately $449.0 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.

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

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to one half of our assets). We have entered into an SPV asset (the “SPV Asset Facility”) and a promissory note (the “Promissory Note”) and in the future may enter into additional credit facilities.  We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt” for a discussion of the SPV Asset Facility and the Promissory Note.

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

The Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. As of December 31, 2018, Owl Rock Capital Corporation had $5.5 billion in total capital commitments from investors.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORCPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA’s and ORCPFA’s investment teams are led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORCPFA serves as investment adviser to Owl Rock First Lien Master Fund, L.P. Owl Rock Technology Finance Corp. is a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies.

Owl Rock Technology Finance Corp. conducts private offerings of its common stock to investors in reliance on exemptions from the registration requirements of the 1933 Act. As of December 31, 2018, Owl Rock Technology Finance Corp. had approximately $1.8 billion in total Capital Commitments from investors of which approximately $0.3 billion had been drawn.

Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

In addition to Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P., the Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, Owl Rock has put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting the Adviser to certain conflicts of interest.”

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

Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex” to successfully syndicate the loan in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.2 trillion as of December 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Since its inception through December 31, 2018, the Adviser and its affiliates have sourced potential investment opportunities from over 320 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships in certain circumstances, allowing it to be highly selective in the transactions it pursues.

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

Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

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

Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its shareholders.

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

Financial Sponsorship.  We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.

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

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;

•	assessing business valuation and corresponding recovery analysis, and.

•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

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

Inclusion of Covenants. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

•

“Last out” first-lien / unitranche loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.

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

Investment Portfolio

As of December 31, 2018 and 2017, we had made investments with an aggregate fair value of $728.8 million and $66.1 million, respectively, in 59 and 20 portfolio companies, respectively. Investments consisted of the following at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$599,832	$598,222	$(1,610)	$39,130	$39,173	$43
Second-lien senior secured debt investments	108,470	107,717	(753)	26,537	26,586	49
Unsecured debt investments	22,000	21,218	(782)	-	-	-
Equity investments	1,679	1,655	(24)	377	377	-
Total Investments	$731,981	$728,812	$(3,169)	$66,044	$66,136	$92

As of December 31, 2018 and 2017, we had outstanding commitments to fund unfunded investments totaling $89.9 million and $8.7 million, respectively.

The industry composition of investments at fair value at December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Advertising and media	6.0%	—%
Aerospace and defense	6.7	—
Automotive	3.1	—
Buildings and real estate	3.9	9.7
Business services	5.8	3.5
Chemicals	2.5	—
Consumer products	0.1	1.5
Containers and packaging	1.5	14.8
Distribution	7.0	5.9
Education	3.0	—
Energy equipment and services	1.4	2.6
Financial services	2.0	12.7
Food and beverage	8.1	—
Healthcare providers and services	5.5	11.4
Healthcare technology	1.5	—
Household products	0.6	9.7
Human resource support services	—	0.7
Infrastructure and environmental services	1.1	—
Internet software and services	8.7	1.4
Leisure and entertainment	3.3	8.8
Manufacturing	1.2	6.9
Oil and gas	4.3	8.0
Professional services	12.7	—
Specialty retail	3.7	—
Telecommunications	2.1	—
Transportation	4.2	2.4
Total	100.0%	100.0%

The geographic composition of investments at fair value at December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
United States:
Midwest	22.6%	20.7%
Northeast	20.5	17.0
South	31.4	38.0
West	21.4	14.5
Belgium	2.2	7.7
United Kingdom	1.9	2.1
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. As of December 31, 2018 and 2017, our asset coverage was 240% and 497%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.

Our debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions to our shareholders on a weekly basis and pay such distributions on a monthly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues ("Net Revenues"), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by our Adviser in the form of operating expense support payments pursuant to the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we have entered into with the Adviser and the deferral or waiver of investment advisory fees. See "ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS —Expense Support and Conditional Reimbursement Agreement" for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

Continuous Public Offering

We are conducting a continuous public offering of up to 264,000,000 shares of our common stock.  As of December 31, 2018 we were selling shares or our common stock at an offering price of $9.57 per share.  If our net asset value increases above our net proceeds per share, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price per share that is not more than 2.5% above our net asset value.

Since commencing our continuous public offering and through December 31, 2018, we have issued 48,173,275 shares of our common stock for gross proceeds of approximately $449.0 million. As of  December 31, 2018, we have raised total gross proceeds of approximately $449.0 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in a private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

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

The number of shares to be issued to a shareholder participating in the distribution reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to each shareholder by a price per share equivalent to the current net public offering price that the shares are sold in our continuous public offering at the closing immediately following the distribution date. In the event that our offering is suspended or terminated, then the reinvestment purchase price will be the net asset value per share. Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as the shares of our common stock.

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

On August 22, 2017, we conducted a tender offer to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.  On November 13, 2017, we conducted a tender offer to repurchase up to $121 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were repurchased in connection with the offer to purchase.

On March 12, 2018, we conducted a tender offer to repurchase up to $528 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On May 21, 2018, we conducted a tender offer to repurchase up to $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On August 20, 2018, we conducted a tender offer to repurchase up to $2.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

On November 19, 2018, we conducted a tender offer to repurchase up to $3.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.09 per share (which reflects the net offering price per share in effect as of December 19, 2018). The offer expired on December 17, 2018, with 33,243 shares purchased in connection with the repurchase offer.

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

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. See “Item 1A. Risk Factors — Risk Relating to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

Term

The Investment Advisory Agreement was approved by the Board on February 27, 2019, as described further below under “Business – Board Approval of Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of us as defined in the 1940 Act.

The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the of directors who are not “interested persons” of us or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of our common stock. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock. In addition, without payment of any penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice.

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

Fee Waivers

On June 8, 2018, the Adviser agreed, at all times prior to the date of the closing of a liquidity event, to waive (A) any portion of the management fee that is in excess of 1.50% of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that is in excess of 17.5% of our pre-incentive fee net investment income, which shall be calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that is in excess of 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP. Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains waived shall not be subject to recoupment.

On February 27, 2019, the Adviser agreed to waive 100% of the incentive fee on net investment income for the year ended December 31, 2018, as calculated in accordance with U.S. GAAP.  Any portion of the incentive fee on net investment income waived shall not be subject to recoupment.

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

Board Approval of the Investment Advisory Agreement

The Board held an in-person meeting on February 27, 2019 to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs that engage in similar investing activities; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

The continuation of the Administration Agreement was approved by the Board on February 27, 2019. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that Owl Rock Capital Advisors outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to Owl Rock Capital Advisors.

The Administration Agreement provides that Owl Rock Capital Advisors and its affiliates' respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person's duties or reckless disregard of such person's obligations and duties under the Administration Agreement.

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

As of December 31, 2018, the amount of Expense Support Payments provided by the Adviser since inception is $5.6 million. Management believes that the Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2018. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	1.75%
December 31, 2017	856	—	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.75%
Total	$5,586	$1,319	$4,267

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage the us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and/or other funds managed by the Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other portfolio funds established by the Adviser that could avail themselves of exemptive relief.

License Agreement

We have entered into a license agreement (the “License Agreement”) with an affiliate of Owl Rock Capital Partners, pursuant to which we were granted us a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Owl Rock” name or logo.

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

Emerging Growth Company

We qualify as an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) for so long as we qualify as an emerging growth company. Specifically, under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain financial statements and disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation.

In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as amended by Section 102(b) of the JOBS Act provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We intend to take advantage of such extended transition periods. We will remain an emerging growth company until the earliest of (a) up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, (b) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (c) the date  we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange  Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (d) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

(b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities listed on a national securities exchange;

(ii) has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or;

(iii) is controlled by a business development company or a group of companies including a business development company, the business development company actually exercise a controlling influence over the management or policies of the eligible portfolio company, and, as a result the business development company has an affiliated person who is a director of the eligible portfolio company.

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

In addition, a business development company must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

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

Senior Securities; Coverage Ratio.  We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 200% immediately after each such issuance. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, the we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a business development company and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a business development company, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

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

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation II, Attention: Chief Compliance Officer, 399 Park Avenue, 38th Floor, New York, NY 10022, or by calling Owl Rock Capital Corporation II at (212) 419-3000.

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

We have made available free of charge on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

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

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See "—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage." The amount of leverage that we employ will depend on our Adviser's and our Board of Directors' assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed-dollar claims on our assets that superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

Amounts drawn under the SPV Asset Facility bear interest at LIBOR plus a 2.5% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of our subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the Company's equity interests in our subsidiaries and in the assets of our subsidiaries and on any payments received by our subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility, the subsidiaries will also be required to provide certain cash collateral. Assets pledged to the lenders will not be available to pay the debts of the Company.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-20.63%	-12.01%	-3.40%	5.21%	13.83%

________________

(1)

Assumes, as of December 31, 2018, (i) $755.0 million in total assets, (ii) $302.5 million in outstanding indebtedness, (iii) $438.2 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.9%.

        See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition, Liquidity and Capital Resources" for more information regarding our borrowings.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The SPV Asset Facility and Promissory Notes mature on November 30, 2021 and December 31, 2019, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a majority of the outstanding shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by the Adviser upon 120 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including Owl Rock Capital Corporation, Owl Rock Technology Finance Corp., the Owl Rock First Lien Master Fund, L.P. and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board, based on, among other things, input from our Adviser and our Audit Committee. Our Board will utilize the services of an independent third-party valuation firm(s) engaged at the direction of our Board, including Duff and Phelps, LLC, to aid us in determining the fair value of our investments. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended "trade wars" between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions.

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

We are only subject to certain limitations with respect to the proportion of our assets that may be invested in a single issuer.

We intend to operate as a non-diversified management investment company; however, we are currently and may, from time to time, in the future, be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act. In addition, we are subject to the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are exposed to risks associated with changes in interest rates.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

The Adviser and its affiliates will receive substantial fees from us in return for their services including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Dealer Manager and our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Dealer Manager to earn additional upfront selling commissions and dealer manager fees and our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Adviser and its affiliates currently manage Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser for the same investors and investment opportunities.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our borrowers, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of our Adviser may act as placement agents or in similar capacities in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

The Adviser and its affiliates may have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In those instances, a portfolio manager for our Adviser has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

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

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

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

Specifically, we may compete for investments with affiliated BDCs or funds that are also advised by our Adviser, such as Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, our Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with Owl Rock’s allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock's investment allocation policy seeks to ensure equitable allocation of investment opportunities between us, Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, the Adviser and certain of our affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or certain of its affiliates in transactions in which terms other than price are negotiated in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investments by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”), including, but not limited to, Owl Rock Capital Corporation, Owl Rock Technology Finance Corp., and Owl Rock First Lien Master Fund, L.P. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

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

In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’ advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent negligence or misconduct in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses from acts of our Adviser not arising out of negligence or misconduct in the performance of their duties. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower's capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be "covenant-lite" loans, which means the loans contain fewer or no financial maintenance covenants or restrictions in comparison to loans that include financial maintenance covenants. Non-financial maintenance covenants can only be breached by an affirmative action of the borrower, rather than by a deterioration in the borrower's financial condition. Accordingly, the Company may have fewer rights against a borrower when it invests in or has exposure to "covenant-lite" loans and, accordingly, may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

Defaults by our portfolio companies could jeopardize a portfolio company's ability to meet its obligations under the debt or equity investments that we hold, which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, some of the loans in which we may invest may be "covenant-lite" loans, which means the loans contain fewer or no financial maintenance covenants or restrictions in comparison to loans that include financial maintenance covenants. Non-financial maintenance covenants can only be breached by an affirmative action of the borrower, rather than by a deterioration in the borrower's financial condition. Accordingly, the Company may have fewer rights against a borrower when it invests in or has exposure to "covenant-lite" loans and, accordingly, may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with business development company requirements or in order to maintain our tax treatment as a RIC. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

Legislation enacted in March 2018 may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, at a meeting where there is a quorum, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See "ITEM 1A. Risk Factors—Risks Related to Our Business—To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses."

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. To the extent that we use leverage to partially finance our investments through borrowing from banks and other lenders, you will experience increased risks of investing in our securities. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage.

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

As a business development company, generally, we are currently required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. For additional information about the asset coverage requirements, see "Regulation as a Business Development Company—Senior Securities." If this ratio declines below 200% (or 150% if certain requirements are met), we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan's terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to "equitable subordination." This means that depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance," if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company's ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

Risks Related to an Investment in Our Common Stock

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby our Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We intend to contemplate a liquidity event for our shareholders within three to four years after the completion of our continuous offering. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio while providing our shareholders with access to a trading market for their securities.

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

Our Dealer Manager in our continuous offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective. Our ability to conduct our continuous offering successfully is dependent, in part, on the ability of our Dealer Manager to successfully establish, operate and maintain relationships with a network of broker-dealers.

The success of our continuous offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

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

We may be unable to invest a significant portion of the net proceeds of our continuous offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our continuous offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our continuous offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

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

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock if the investor opts in to the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

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

The price that an investor pays for our shares may not reflect the current net asset value of our company at the time of his or her subscription.

If our net asset value increases above our net proceeds per share as stated in this prospectus, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also we will file a supplement to this prospectus with the SEC, or amend our registration statement, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in this prospectus. Therefore, the net proceeds per share, net of the sales load, from a new investor may be in excess of the then current net asset value per share.

In addition, in the event of a material decline in our net asset value per share which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price per share that is not more than 2.5% above our net asset value.

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

We expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we are subject to the reporting requirements of the 1934 Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an "emerging growth company" under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS – Certain U.S. Federal Income Tax Considerations.”

The minimum Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the

“spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must satisfy an additional Excise Tax Avoidance Requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 399 Park Avenue, 38th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	38,365,220	$358,134	9,807,955	$90,894
Reinvestment of distributions	797,371	7,241	58,161	526
Repurchased Shares	(168,106)	(1,527)	—	—
Shares/gross proceeds from the continuous public offering	38,994,485	363,848	9,866,116	91,420
Sales load	—	(9,847)	—	(2,242)
Total shares/net proceeds	38,994,485	$354,001	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

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

On February 27, 2019, the Board declared regular weekly distributions for April 2019 through June 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received Net Revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through December 31, 2018, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gain (loss) on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gain (loss) on investments	—	5	0.3
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

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

On August 22, 2017, we conducted a tender offer to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.  On November 13, 2017, we conducted a tender offer to repurchase up to $121 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were repurchased in connection with the offer to purchase.

On March 12, 2018, we conducted a tender offer to repurchase up to $528 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On May 21, 2018, we conducted a tender offer to repurchase up to $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On August 20, 2018, we conducted a tender offer to repurchase up to $2.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

On November 19, 2018, we conducted a tender offer to repurchase up to $3.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.09 per share (which reflects the net offering price per share in effect as of December 19, 2018). The offer expired on December 17, 2018, with 33,243 shares purchased in connection with the repurchase offer.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2018 and 2017. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, 2018	Year Ended December 31, 2017
Consolidated Statement of Operations Data
Income
Total investment income	$34,161	$2,023
Expenses
Total Operating Expenses	23,705	3,492
Expense Support	(2,646)	(2,940)
Management and incentive fees waived	(3,181)	-
Recoupment of expense support	1,319	-
Net Operating Expenses	19,197	552
Net investment income	$14,964	$1,471
Total net realized and unrealized gain (loss) on investments	(2,525)	97
Increase in net assets resulting from operations	$12,439	$1,568
Earnings per common share – basic and diluted	$0.47	$0.45

($ in thousands, except per share amounts)	As of December 31, 2018	As of December 31, 2017
Consolidated Balance Sheet Data
Investments at fair value	$728,812	$66,136
Cash	20,903	43,131
Total assets	754,989	110,340
Total debt (net of unamortized debt issuance costs)	298,798	17,564
Total liabilities	316,779	21,257
Total net assets	438,210	89,083
Net asset value per share	$8.97	$9.03
Other Data:
Number of portfolio companies at year end	59	20
Distributions Declared Per Share	$0.68	$0.49
Total return based on net asset value(1)	6.7%	5.9%
Weighted average total yield of portfolio at fair value	9.0%	9.0%
Weighted average total yield of portfolio at amortized cost	8.8%	9.0%
Weighted average yield of debt and income producing securities at fair value	9.1%	9.1%
Weighted average yield of debt and income producing securities at amortized cost	8.8%	9.1%
Fair value of debt investments as a percentage of principal	97.9%	97.7%

________________

(1)

Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2018 was 13.1% (without upfront sales load) and 7.5% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

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

Overview

Owl Rock Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Owl Rock Capital Advisors LLC (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On March 15, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2018, we have issued 48,173,275 shares of our common stock for gross proceeds of approximately $449.0 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of February 27, 2019, we have issued 55,047,733 shares of our common stock and have raised total gross proceeds of approximately $512.7 million, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. As of December 31, 2018, Owl Rock Capital Corporation had $5.5 billion in total capital commitments from investors.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Adviser or its affiliates that could avail themselves of exemptive relief.

We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2018, our Adviser and its affiliates have originated $11.1 billion aggregate principal amount of investments, of which $9.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of December 31, 2018, our average investment size in each of our portfolio companies was approximately $12.3 million based on fair value. As of December 31, 2018, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 97.1% of our total portfolio based on fair value, had weighted average annual revenue of $605 million and weighted average annual EBITDA of $95 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2018, 97.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2018, the amount of Expense Support payments provided by our Adviser since inception is $5.6 million.

Fee Waivers

On June 8, 2018, we agreed, at all times prior to the date of the closing of a liquidity event, to waive (A) any portion of the management fee that is in excess of 1.50% of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that is in excess of 17.5% of our pre-incentive fee net investment income, which shall be calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that is in excess of 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP. Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains waived shall not be subject to recoupment.

On February 27, 2019, our Adviser agreed to waive 100% of the incentive fee on net investment income for the year ended December 31, 2018, as calculated in accordance with U.S. GAAP.  Any portion of the incentive fee on net investment income waived shall not be subject to recoupment.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.2 trillion as of December 2018, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2018 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product

(“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of December 31, 2018, based on fair value, our portfolio consisted of 82.1% first lien debt investments, 14.8% second-lien debt investments, 2.9% unsecured debt investments and less than 0.2% equity investments.

As of December 31, 2018, our weighted average total yield of the portfolio at fair value and amortized cost was 9.0% and 8.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.1% and 8.8%, respectively.

As of December 31, 2018 we had investments in 59 portfolio companies with an aggregate fair value of $728.8 million.

Our investment activity for the years ended December 31, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Years Ended December 31,
	2018	2017
New investment commitments
Gross originations	$952,391	$86,593
Less: Sell downs	(68,372)	(8,625)
Total new investment commitments	$884,019	$77,968
Principal amount of investment funded:
First-lien senior secured debt investments	$624,880	$37,563
Second-lien senior secured debt investments	116,819	30,968
Unsecured debt investments	22,000	—
Equity investments	1,679	377
Total principal amount of investments funded	$765,377	$68,908
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(76,542)	$(1,500)
Second-lien senior secured debt investments	(34,498)	—
Unsecured debt investments	—	—
Equity investments	(377)	—
Total principal amount of investments sold or repaid	$(111,417)	$(1,500)
Number of new investment commitments in new portfolio companies(1)	49	23
Average new investment commitment amount	$14,793	$3,390
Weighted average term for new investment commitments (in years)	5.7	6.3
Percentage of new debt investment commitments at floating rates	97.5%	100.0%
Percentage of new debt investment commitments at fixed rates	2.5%	0.0%
Weighted average interest rate of new investment commitments(2)	8.5%	7.5%
Weighted average spread over LIBOR of new floating rate investment commitments	5.6%	6.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.81% and 1.69% as of December 31, 2018 and 2017, respectively.

Investments at fair value and amortized cost consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$599,832	$598,222	$39,130	$39,173
Second-lien senior secured debt investments	108,470	107,717	26,537	26,586
Unsecured debt investments	22,000	21,218	—	—
Equity investments	1,679	1,655	377	377
Total Investments	$731,981	$728,812	$66,044	$66,136

The table below describes investments by industry composition based on fair value as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Advertising and media	6.0%	—%
Aerospace and defense	6.7	—
Automotive	3.1	—
Buildings and real estate	3.9	9.7
Business services	5.8	3.5
Chemicals	2.5	—
Consumer products	0.1	1.5
Containers and packaging	1.5	14.8
Distribution	7.0	5.9
Education	3.0	—
Energy equipment and services	1.4	2.6
Financial services	2.0	12.7
Food and beverage	8.1	—
Healthcare providers and services	5.5	11.4
Healthcare technology	1.5	—
Household products	0.6	9.7
Human resource support services	—	0.7
Infrastructure and environmental services	1.1	—
Internet software and services	8.7	1.4
Leisure and entertainment	3.3	8.8
Manufacturing	1.2	6.9
Oil and gas	4.3	8.0
Professional services	12.7	—
Specialty retail	3.7	—
Telecommunications	2.1	—
Transportation	4.2	2.4
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
United States:
Midwest	22.6%	20.7%
Northeast	20.5	17.0
South	31.4	38.0
West	21.4	14.5
Belgium	2.2	7.7
United Kingdom	1.9	2.1
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Weighted average total yield of portfolio	9.0%	9.0%
Weighted average total yield of debt and income producing securities	9.1%	9.1%
Weighted average interest rate of debt securities	8.6%	8.4%
Weighted average spread over LIBOR of all floating rate investments	6.0%	6.9%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$76,644	10.5%	$—	—%
2	641,911	88.1	66,136	100.0
3	10,257	1.4	—	—
4	—	—	—	—
5	—	—	—	—
Total	$728,812	100.0%	$66,136	100.00%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$730,302	100.0%	$65,667	100.0%
Non-accrual	—	—	—	—
Total	$730,302	100.0%	$65,667	100.00%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2018	2017
Total Investment Income	$34,161	$2,023
Less: Net Operating Expenses	19,197	552
Net Investment Income (loss)	14,964	1,471
Net realized gain (loss) on investments	737	5
Net change in unrealized gain (loss) on investments	(3,262)	92
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,439	$1,568

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
($ in thousands)	2018	2017
Interest income from investments	$33,165	$1,857
Other income	996	166
Total investment income	$34,161	$2,023

For the Years Ended December 31, 2018 and 2017

Investment income increased to $34.2 million for the year ended December 31, 2018 from $2.0 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the year ended December 31, 2018.

Expenses

Expenses for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
($ in thousands)	2018	2017
Initial organization	$—	$874
Offering costs	3,933	—
Interest expense	7,318	125
Management fee	6,463	375
Performance based incentive fees	2,328	19
Professional fees	2,170	1,036
Directors' fees	334	181
Other general and administrative	1,159	882
Total operating expenses	$23,705	$3,492
Management and incentive fees waived	(3,181)	—
Expense Support	(2,646)	(2,940)
Recoupment of Expense Support	1,319	—
Net operating expenses	$19,197	$552

For the Years Ended December 31, 2018 and 2017

Net operating expenses increased to $19.2 million for the year ended December 31, 2018 from $0.6 million for the same period in prior year due to a decrease in expense support of $0.3 million and increases in offering costs, other general and administrative expenses, interest expense, professional fees, directors’ fees, management fees, recoupment of expense support and performance based incentive fees of $3.9 million, $0.3 million, $7.2 million, $1.1 million, $0.1 million, $6.1 million, $1.3 million and $2.3 million, respectively, which were partially offset by a decrease in organizational expenses of $0.9 million, and an increase in management and incentive fees waived of $3.2 million.

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

For the years ended December 31, 2018 and 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Years Ended December 31,
($ in thousands)	2018	2017
Net unrealized gain on investments	$1,540	$134
Net unrealized loss on investments	$(4,802)	$(42)
Net unrealized gain (loss) on investments	$(3,262)	$92

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2018 and 2017 were comprised of the following:

	Years Ended December 31,
($ in thousands)	2018	2017
Net realized gain (loss) on investments	$737	$5
Net realized gain (loss) on investments	$737	$5

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2018 and 2017, our asset coverage ratios were 240% and 497%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2018 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2018, we had $20.9 million in cash. During the year ended December 31, 2018, we used $639.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $811.6 million, partially offset by sales of portfolio investments of $148.2 million, and other operating activity of $24.0 million. Lastly, cash provided by financing activities was $617.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $282.5 million and proceeds from the issuance of shares of $348.5 million, partially offset by distributions paid of $10.1 million, shares repurchased of $1.5 million and debt issuance costs of $2.3 million.

As of December 31, 2017, we had $43.1 million in cash. During the December 31, 2017, we used $61.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $68.2 million, partially offset by sales of portfolio investments of $2.3 million, and other operating activity of $4.2 million. Lastly, cash provided by financing activities was $104.8 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $20.0 million and proceeds from the issuance of shares of $88.4 million, partially offset by distributions paid of $1.1 million and debt issuance costs of $2.5 million.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	38,365,220	$358,134	9,807,955	$90,894
Reinvestment of distributions	797,371	7,241	58,161	526
Repurchased Shares	(168,106)	(1,527)	—	—
Shares/gross proceeds from the continuous public offering	38,994,485	363,848	9,866,116	91,420
Sales load	—	(9,847)	—	(2,242)
Total shares/net proceeds	38,994,485	$354,001	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

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

On February 27, 2019, the Board declared regular weekly distributions for April 2019 through June 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received Net Revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through December 31, 2018, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gain (loss) on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gain (loss) on investments	—	5	0.3
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

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

On August 22, 2017, we conducted a tender offer to repurchase up to $14 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.  On November 13, 2017, we conducted a tender offer to repurchase up to $121 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects our net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were repurchased in connection with the offer to purchase.

On March 12, 2018, we conducted a tender offer to repurchase up to $528 thousand of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On May 21, 2018, we conducted a tender offer to repurchase up to $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On August 20, 2018, we conducted a tender offer to repurchase up to $2.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

On November 19, 2018, we conducted a tender offer to repurchase up to $3.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.09 per share (which reflects the net offering price per share in effect as of December 19, 2018). The offer expired on December 17, 2018, with 33,243 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to December 31, 2018 was 13.1% (without upfront sales load) and 7.5% (with maximum upfront sales load).  The following table presents cumulative total returns for the year ended December 31, 2018, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)	6.7%	6.7%	N/A	N/A	7.5%	13.1%	7.5%

________________

(1)	Compounded monthly.

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $2.4 million.

For the years ended December 31, 2018 and 2017, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2018	2017(1)
Interest expense	$6,320	$72
Amortization of debt issuance costs	998	$53
Total Interest Expense	$7,318	$125
Average interest rate	4.9%	4.6%
Average daily borrowings	$128,327	$2,487

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through September 30, 2017.

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us, entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  In connection with the SPV Facility Amendment No. 1, the Subsidiaries entered into a cooperation agreement with Goldman Sachs Bank USA to cooperate to make certain additional changes to the terms of the SPV Asset Facility to facilitate obtaining a credit rating of the SPV Asset Facility from a rating agency.  If the Subsidiaries do not satisfy their obligations under this cooperation agreement then, subject to certain conditions and restrictions, Goldman Sachs Bank USA may increase the interest amount payable under the SPV Asset Facility until the Subsidiaries satisfy such obligations.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2018 and 2017, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2018	December 31, 2017
($ in thousands)
AmSpec Services Inc.	First lien senior secured revolving loan	2,057	—
Aramsco, Inc.	First lien senior secured revolving loan	974	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,226	—
Associations, Inc.	First lien senior secured revolving loan	1,000	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	4,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	2,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	800	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	15,519	—
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	1,136	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,526	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	6,950	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	2,250	—
Galls, LLC	First lien senior secured revolving loan	1,865	—
Galls, LLC	First lien senior secured delayed draw term loan	5,170	—

Portfolio Company	Investment	December 31, 2018	December 31, 2017
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	5,962	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	2,981	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	71
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,602	—
Hometown Food Company	First lien senior secured revolving loan	471	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	46	143
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	867	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,498	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,724	—
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	—
Lytx, Inc.	First lien senior secured revolving loan	93	92
Manna Development Group, LLC	First lien senior secured revolving loan	531	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	600	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	85
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	102
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	800	—
SABA Software, Inc.	First lien senior secured revolving loan	—	50
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	390	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	58
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	—

Portfolio Company	Investment	December 31, 2018	December 31, 2017
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	565	—
Total Unfunded Portfolio Company Commitments		$89,855	$8,704

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser had incurred organization and offering costs on behalf of us in the amount of $3.8 million for the period from October 15, 2015 (Inception) to December 31, 2017, of which $0.9 million had been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2018, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of December 31, 2018, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$302,500	$—	$—	$302,500	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$302,500	$—	$—	$302,500	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Our Board has authorized us to enter into a series of Promissory Notes with our Adviser to borrow up to $35 million.  See “ITEM 8. – Notes to Consolidated Financial Statements – Note. 6 Debt” for further details.

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

Interest and Dividend Income Recognition

Interest income is recognized on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recognized on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2017. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions for the years ended December 31, 2018 and 2017. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of December 31, 2018, 97.1% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$21.6	$9.1	$12.5
Up 200 basis points	$14.4	$6.1	$8.3
Up 100 basis points	$7.2	$3.0	$4.2
Down 100 basis points	$(7.2)	$(3.0)	$(4.2)
Down 200 basis points	$(13.3)	$(6.1)	$(7.2)
Down 300 basis points	$(14.6)	$(8.5)	$(6.1)

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Owl Rock Capital Corporation II:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with custodians, portfolio companies, or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York

February 27, 2019

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments at fair value (amortized cost of $731,981 and $66,044, respectively)	$728,812	$66,136
Cash	20,903	43,131
Due from Adviser	—	167
Interest receivable	3,362	288
Subscriptions receivable	—	217
Prepaid expenses and other assets	1,912	401
Total Assets	$754,989	$110,340
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,703 and $2,436, respectively)	298,798	17,564
Payable for investments purchased	10,713	2,443
Management fee payable	—	375
Payables to affiliates	5,298	—
Accrued performance based incentive fees	—	19
Accrued expenses and other liabilities	1,970	856
Total Liabilities	316,779	21,257
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 48,860,700 and 9,866,216 shares issued and outstanding, respectively	489	99
Additional paid-in-capital	442,551	89,080
Distributable earnings(1)	(4,830)	(96)
Total Net Assets	438,210	89,083
Total Liabilities and Net Assets	$754,989	$110,340
Net Asset Value Per Share	$8.97	$9.03

________________

(1)	As of December 31, 2017, accumulated undistributed net investment income, net unrealized gain (loss) and undistributed net realized gains (losses) have been consolidated for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$33,165	$1,857
Other income	996	166
Total investment income from non-controlled, non-affiliated investments	34,161	2,023
Total Investment Income	34,161	2,023
Operating Expenses
Initial organization	—	874
Offering costs	3,933	—
Interest expense	7,318	125
Management fee	6,463	375
Performance based incentive fees	2,328	19
Professional fees	2,170	1,036
Directors' fees	334	181
Other general and administrative	1,159	882
Total Operating Expenses	23,705	3,492
Management and incentive fees waived (Note 3)	(3,181)	—
Expense support	(2,646)	(2,940)
Recoupment of expense support	1,319	—
Net Operating Expenses	19,197	552
Net Investment Income (Loss)	$14,964	$1,471
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$(3,262)	$92
Total Net Unrealized Gain (Loss)	(3,262)	92
Net realized gain (loss):
Non-controlled, non-affiliated investments	737	5
Total Net Realized Gain (Loss)	737	5
Total Net Realized and Unrealized Gain (Loss) on Investments	(2,525)	97
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,439	$1,568
Earnings Per Share - Basic and Diluted	$0.47	$0.45
Weighted Average Shares Outstanding - Basic and Diluted	26,555,178	3,500,950

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(6)(20)	First lien senior secured loan	L + 4.50%	11/28/2025	$25,000	$24,753	$24,313	5.5%
Swipe Acquisition Corporation (dba PLI)(6)(20)	First lien senior secured loan	L + 7.75%	6/29/2024	20,191	19,812	19,787	4.5%
Swipe Acquisition Corporation (dba PLI)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(28)	(10)	—%
				45,191	44,537	44,090	10.0%
Aerospace and defense
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	24,808	24,601	24,187	5.5%
Space Exploration Technologies Corp.(6)(19)(20)	First lien senior secured loan	L + 4.25%	11/21/2025	25,000	24,752	24,750	5.6%
				49,808	49,353	48,937	11.1%
Automotive
Mavis Tire Express Services Corp.(6)(20)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,526	22,424	5.1%
Mavis Tire Express Services Corp.(6)(12)(14)(19)(20)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	215	175	162	—%
				23,215	22,701	22,586	5.1%
Buildings and real estate
Associations, Inc.(7)(20)	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	20,103	19,867	19,852	4.5%
Associations, Inc.(7)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	1,784	1,726	1,697	0.4%
Associations, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(12)	(20)	—%
Cheese Acquisition, LLC(7)(20)	First lien senior secured loan	L + 4.75%	11/28/2024	7,208	7,119	7,118	1.6%
Cheese Acquisition, LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.75%	4/19/2020	—	(86)	(19)	—%
Cheese Acquisition, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(28)	(28)	—%
				29,095	28,586	28,600	6.5%
Business services
Access CIG, LLC(7)(20)	Second lien senior secured loan	L + 7.75%	2/27/2026	5,394	5,347	5,313	1.2%
CIBT Global, Inc.(7)(20)	Second lien senior secured loan	L + 7.75%	6/2/2025	1,000	979	990	0.2%
Transperfect Global, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	5/7/2024	29,775	29,230	29,774	6.8%
Vistage International, Inc.(6)(20)	Second lien senior secured loan	L + 8.00%	2/8/2026	6,500	6,449	6,403	1.5%
				42,669	42,005	42,480	9.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Chemicals
Douglas Products and Packaging Company LLC(7)(20)	First lien senior secured loan	L + 5.75%	10/19/2022	18,421	18,246	18,144	4.1%
Douglas Products and Packaging Company LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	—	(10)	(23)	—%
				18,421	18,236	18,121	4.1%
Consumer products
Feradyne Outdoors, LLC(7)(20)	First lien senior secured loan	L + 6.25%	5/25/2023	985	976	916	0.2%
Containers and packaging
Pregis Holding I Corporation(7)	First lien senior secured loan	L + 3.50%	5/20/2021	4,000	3,875	3,890	0.9%
Pregis Holding I Corporation(7)(20)	Second lien senior secured loan	L + 7.25%	5/20/2022	7,000	6,881	6,790	1.5%
				11,000	10,756	10,680	2.4%
Distribution
Aramsco, Inc.(6)(20)	First lien senior secured loan	L + 5.25%	8/28/2024	6,939	6,773	6,696	1.5%
Aramsco, Inc.(6)(12)(19)(20)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	70	45	33	—%
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)(20)	First lien senior secured loan	L + 7.44%	6/10/2024	4,443	4,373	4,396	1.0%
Dealer Tire, LLC(6)(20)	First lien senior secured loan	L + 5.50%	12/15/2025	20,250	19,242	19,238	4.4%
Endries Acquisition, Inc.(6)(20)	First lien senior secured loan	L + 6.25%	12/10/2025	20,000	19,652	19,650	4.5%
Endries Acquisition, Inc.(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	—	(121)	(122)	—%
Endries Acquisition, Inc.(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	750	698	698	0.2%
				52,452	50,662	50,589	11.6%
Education
Learning Care Group (US) No. 2 Inc.(6)(20)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,907	4,875	1.1%
Severin Acquisition, LLC (dba PowerSchool)(6)(20)	Second lien senior secured loan	L + 6.75%	7/31/2026	7,500	7,429	7,350	1.7%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(7)(20)	First lien senior secured loan	L + 6.00%	5/14/2024	9,790	9,567	9,497	2.2%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(15)	(20)	—%
				22,290	21,888	21,702	5.0%
Energy equipment and services
Hillstone Environmental Partners, LLC(7)(20)	First lien senior secured loan	L + 7.75%	4/25/2023	8,667	8,550	8,667	2.0%
Hillstone Environmental Partners, LLC(7)(19)(20)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	542	535	542	0.1%
Liberty Oilfield Services LLC(6)(17)(20)	First lien senior secured loan	L + 7.63%	9/19/2022	1,117	1,101	1,117	0.3%
				10,326	10,186	10,326	2.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Financial services
Blackhawk Network Holdings, Inc.(6)(20)	Second lien senior secured loan	L + 7.00%	6/15/2026	11,054	10,926	10,778	2.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(20)	First lien senior secured loan	L + 6.75%	9/6/2022	3,762	3,688	3,630	0.8%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	56	55	53	—%
				14,872	14,669	14,461	3.3%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(6)(20)	First lien senior secured loan	L + 5.25%	5/15/2024	6,194	6,080	6,039	1.4%
Carolina Beverage Group (fka Cold Spring Brewing Company)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	—	(8)	(11)	—%
CM7 Restaurant Holdings, LLC(6)(20)	First lien senior secured loan	L + 8.75%	5/22/2023	5,795	5,699	5,535	1.3%
CM7 Restaurant Holdings, LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	—	—	(29)	—%
CM7 Restaurant Holdings, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	136	134	122	—%
H-Food Holdings, LLC(6)(20)	First lien senior secured loan	L + 4.00%	5/23/2025	9,429	9,232	9,194	2.1%
H-Food Holdings, LLC(6)(20)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,762	17,654	4.0%
Hometown Food Company(6)(20)	First lien senior secured loan	L + 5.25%	8/31/2023	3,304	3,242	3,205	0.7%
Hometown Food Company(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	—	(9)	(14)	—%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(20)	First lien senior secured loan	L + 4.50%	7/30/2025	4,000	3,918	3,880	0.9%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	133	113	103	—%
Manna Development Group, LLC(6)(20)	First lien senior secured loan	L + 6.00%	10/24/2022	8,769	8,655	8,594	2.0%
Manna Development Group, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	110	120	—%
Ultimate Baked Goods Midco, LLC(6)(20)	First lien senior secured loan	L + 4.00%	8/11/2025	3,000	2,945	2,910	0.7%
Ultimate Baked Goods Midco, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	—	(12)	(17)	—%
				59,093	57,861	57,285	13.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(6)(15)(20)	First lien senior secured loan	L + 6.85%	12/1/2021	19,938	19,754	19,738	4.5%
GI Chill Acquisition (dba California Cryobank)(7)(19)(20)	First lien senior secured loan	L + 4.00%	8/6/2025	2,993	2,978	2,948	0.7%
GI Chill Acquisition (dba California Cryobank)(7)(20)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,000	11,884	11,760	2.7%
TC Holdings, LLC (dba TrialCard)(7)(20)	First lien senior secured loan	L + 4.50%	11/14/2023	5,723	5,617	5,608	1.3%
TC Holdings, LLC (dba TrialCard)(7)(12)(19)(20)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	78	70	69	—%
TC Holdings, LLC (dba TrialCard)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	—	(40)	(18)	—%
				40,732	40,263	40,105	9.2%
Healthcare technology
Bracket Intermediate Holding Corp.(7)(20)	First lien senior secured loan	L + 4.25%	9/5/2025	7,522	7,472	7,466	1.7%
Bracket Intermediate Holding Corp.(7)(20)	Second lien senior secured loan	L + 8.13%	9/5/2026	3,750	3,677	3,666	0.8%
				11,272	11,149	11,132	2.5%
Household products
Hayward Industries, Inc.(6)(20)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,594	4,652	1.1%
Infrastructure and environmental services
LineStar Integrity Services LLC(7)(20)	First lien senior secured loan	L + 7.25%	2/12/2024	8,271	8,124	8,105	1.8%
LineStar Integrity Services LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	—	(36)	(42)	—%
				8,271	8,088	8,063	1.8%
Internet software and services
Genesis Acquisition Co. (dba Procare Software)(6)(20)	First lien senior secured loan	L + 4.00%	7/31/2024	2,017	1,979	1,957	0.4%
Genesis Acquisition Co. (dba Procare Software)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	—	(5)	(11)	—%
Genesis Acquisition Co. (dba Procare Software)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	—	(5)	(9)	—%
IQN Holding Corp. (dba Beeline)(7)(20)	First lien senior secured loan	L + 5.50%	8/20/2024	22,332	22,013	21,774	5.0%
IQN Holding Corp. (dba Beeline)(7)(12)(19)(20)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	822	786	757	0.2%
Lightning Midco, LLC (dba Vector Solutions)(7)(20)	First lien senior secured loan	L + 5.50%	11/21/2025	14,828	14,681	14,679	3.3%
Lightning Midco, LLC (dba Vector Solutions)(9)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	952	918	917	0.2%
Lightning Midco, LLC (dba Vector Solutions)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	—	(17)	(17)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(19)(20)	First lien senior secured loan	L + 6.50%	6/17/2024	23,771	23,539	23,533	5.4%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(2)	(2)	—%
				64,722	63,887	63,578	14.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(7)(15)(16)(20)	First lien senior secured term loan A and B	L + 6.38% (TLA: L + 3.5%; TLB: L + 7.1%)	9/29/2023	23,336	23,034	23,336	5.3%
Troon Golf, L.L.C.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.38%	9/29/2023	—	(7)	—	—%
				23,336	23,027	23,336	5.3%
Manufacturing
Ideal Tridon Holdings, Inc.(7)(20)	First lien senior secured loan	L + 6.50%	7/31/2023	1,725	1,698	1,699	0.4%
Ideal Tridon Holdings, Inc.(7)(12)(19)(20)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	132	130	128	—%
Professional Plumbing Group, Inc.(7)(20)	First lien senior secured loan	L + 6.75%	4/16/2024	6,806	6,713	6,636	1.5%
Professional Plumbing Group, Inc.(7)(12)(19)(20)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	343	328	314	0.1%
				9,006	8,869	8,777	2.0%
Oil and gas
Black Mountain Sand Eagle Ford LLC(7)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.25%	6/30/2019	5,108	5,000	4,944	1.1%
Brigham Minerals, LLC(6)(20)	First lien senior secured loan	L + 5.50%	7/27/2024	10,000	9,905	9,800	2.2%
Brigham Minerals, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/27/2019	4,000	3,944	3,880	0.9%
Brigham Minerals, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	7/27/2024	—	(7)	(16)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(20)	First lien senior secured loan	L + 5.50%	12/21/2024	13,133	12,893	12,871	2.9%
				32,241	31,735	31,479	7.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(7)(20)	First lien senior secured loan	L + 5.75%	7/2/2024	17,495	17,209	17,057	3.9%
AmSpec Services Inc.(9)(12)(19)(20)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	405	365	343	0.1%
Cardinal US Holdings, Inc.(7)(17)(20)	First lien senior secured loan	L + 5.00%	7/31/2023	15,824	15,457	15,745	3.6%
DMT Solutions Global Corporation(8)(20)	First lien senior secured loan	L + 7.00%	7/2/2024	8,775	8,446	8,424	1.9%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(17)(20)	First lien senior secured loan	L + 6.50%	6/15/2025	12,289	12,057	12,043	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(12)(13)(14)(17)(19)(20)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2019	—	(110)	(119)	—%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(12)(14)(17)(19)(20)	First lien senior secured multi-draw term loan	L + 6.50%	6/15/2020	1,987	1,915	1,888	0.4%
GC Agile Holdings Limited (dba Apex Fund Services)(12)(13)(17)(19)(20)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(49)	(34)	—%
Gerson Lehrman Group, Inc.(7)(20)	First lien senior secured loan	L + 4.25%	12/12/2024	37,398	37,027	37,023	8.4%
Gerson Lehrman Group, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(26)	(26)	—%
				94,173	92,291	92,344	21.0%
Specialty retail
EW Holdco, LLC (dba European Wax)(6)(20)	First lien senior secured loan	L + 4.50%	9/25/2024	9,975	9,879	9,776	2.2%
Galls, LLC(6)(20)	First lien senior secured loan	L + 6.25%	1/31/2025	14,982	14,814	14,682	3.4%
Galls, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	1,292	1,247	1,228	0.3%
Galls, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	1,571	1,524	1,502	0.3%
				27,820	27,464	27,188	6.2%
Telecommunications
DB Datacenter Holdings Inc.(6)(19)(20)	First lien senior secured loan	L + 3.75%	10/3/2024	10,467	10,446	10,446	2.4%
DB Datacenter Holdings Inc.(6)(20)	Second lien senior secured loan	L + 7.50%	4/3/2025	5,000	4,934	4,900	1.1%
				15,467	15,380	15,346	3.5%
Transportation
Lytx, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	8/31/2023	2,020	1,969	2,020	0.5%
Lytx, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(2)	—	—%
Motus, LLC and Runzheimer International LLC(7)(20)	First lien senior secured loan	L + 6.75%	1/17/2024	7,345	7,184	7,161	1.6%
Motus, LLC and Runzheimer International LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	—	(12)	(15)	—%
Uber Technologies, Inc.(10)(19)(20)(21)	Unsecured note	7.50%	11/1/2023	8,800	8,800	8,498	1.9%
Uber Technologies, Inc.(10)(19)(20)(21)	Unsecured note	8.00%	11/1/2026	13,200	13,200	12,720	2.9%
				31,365	31,139	30,384	6.9%
Total Debt Investments				$742,497	$730,302	$727,157	165.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share and per share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(10)(19)(20)	LLC Interest	N/A	N/A	54	54	30	—%
H-Food Holdings, LLC(10)(19)(20)	LLC Interest	N/A	N/A	16	1,625	1,625	0.4%
				70	1,679	1,655	0.4%
Total Equity Investments				$70	$1,679	$1,655	0.4%
Total Investments				$742,567	$731,981	$728,812	166.0%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2018 was 2.50%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2018 was 2.81%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2018 was 2.88%.
(9)	The interest rate on these loans is subject to Prime, which as of December 31, 2018 was 5.50%.
(10)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $22.9 million, or 5.2% of the Company’s net assets.

(11)

As of December 31, 2018, the net estimated unrealized loss of U.S. federal income tax purposes was $4.7 million based on a tax cost basis of $733.6 million. As of December 31, 2018, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $6.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $1.6 million.

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

(17)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2018, non-qualifying assets represented 4.0% of total assets as calculated in accordance with the regulatory requirements.

(18)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See Note 6 “Debt.”
(19)	Investment is not pledged as collateral on the SPV Asset Facility.
(20)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  See Note 3 “Agreements and Related Party Transactions.”

(21)	Level 2 investment.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	Years Ended December 31,
	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$14,964	$1,471
Net unrealized gain (loss) on investments	(3,262)	92
Net realized gain (loss) on investments	737	5
Net Increase (Decrease) in Net Assets Resulting from Operations	12,439	1,568
Distributions
Distributions declared from earnings(1)	(17,313)	(1,664)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(17,313)	(1,664)
Capital Share Transactions
Issuance of shares of common stock	348,287	88,652
Reinvestment of shareholders' distributions	7,241	526
Repurchased shares	(1,527)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	354,001	89,178
Total Increase in Net Assets	349,127	89,082
Net Assets, at beginning of period	89,083	1
Net Assets, at end of period	$438,210	$89,083

________________

(1)	For the year ended December 31, 2017, net investment income (loss), net realized gain (loss) and distributions in excess of net investment income have been consolidated for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,439	$1,568
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(811,551)	(68,206)
Proceeds from investments, net	148,225	2,263
Net change in unrealized (gain) loss on investments	3,262	(92)
Net realized (gain) loss on investments	(737)	(5)
Paid-in-kind interest	(221)	—
Net amortization of discount on investments	(1,654)	(96)
Amortization of debt issuance costs	998	53
Amortization of offering costs	3,933	96
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	167	(167)
(Increase) decrease in interest receivable	(3,074)	(288)
(Increase) decrease in prepaid expenses and other assets	(5,444)	(497)
Increase (decrease) in payable for investments purchased	8,270	2,443
Increase (decrease) in management fee payable	(375)	375
Increase (decrease) in payables to affiliates	5,298	—
Increase (decrease) in accrued performance based incentive fees	(19)	19
Increase (decrease) in accrued expenses and other liabilities	1,114	856
Net cash used in operating activities	(639,369)	(61,678)
Cash Flows from Financing Activities
Borrowings on debt	467,000	60,589
Repayments of debt	(184,500)	(40,589)
Debt issuance costs	(2,264)	(2,489)
Proceeds from issuance of common shares	348,504	88,435
Distributions paid to shareholders	(10,072)	(1,138)
Repurchased shares	(1,527)	—
Net cash provided by financing activities	617,141	104,808
Net increase (decrease) in cash	(22,228)	43,130
Cash, beginning of period	43,131	1
Cash, end of period	$20,903	$43,131

Supplemental and Non-Cash Information
Interest paid during the period	$5,782	$47
Distributions declared during the period	$17,313	$1,664
Subscriptions receivable	$—	$217
Reinvestment of distributions during the period	$7,241	$526

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

In April 2017, the Company commenced operations and made its first portfolio company investment. On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California.

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through December 31, 2018, the Company has issued 48,173,275 shares of its common stock for gross proceeds of approximately $449.0 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of February 27, 2019, the Company has issued 55,047,733 shares of its common stock and has raised total gross proceeds of approximately $512.7 million, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Interest and Dividend Income Recognition

Interest income is recognized on the accrual basis and includes amortization of discounts or premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, no investments are on non-accrual status.

Dividend income on preferred equity securities is recognized on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2017 and intends to qualify as a RIC for the taxable year ending December 31, 2018. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions for the years ended December 31, 2018 and 2017. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local authorities.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

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

Receivables

In March 2017, the FASB issued ASU  2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU No. 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Fair Valuation

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

For the years ended December 31, 2018 and 2017, the Company incurred expenses of approximately $1.0 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the years ended December 31, 2018 and 2017, the Company incurred management fees (gross of waivers) of approximately $6.5 million and $0.4 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.875% are also adjusted for the actual number of days in each calendar quarter.

For the year ended December 31, 2018, the Company incurred performance based incentive fees (gross of waivers) based on net investment income of $2.3 million. For the year ended December 31, 2017, the Company did not incur performance based incentive fees (gross of waivers) based on net investment income.

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

For the year ended December 31, 2018, the Company recognized a reduction in performance based incentive fees (gross of waivers) based on capital gains of $19 thousand. For the year ended December 31, 2017, the company accrued performance based incentive fees (gross of waivers) based on capital gains of $19 thousand.

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

On February 27, 2019, the Adviser agreed to waive 100% of the incentive fee on net investment income for the year ended December 31, 2018, as calculated in accordance with U.S. GAAP.  Any portion of the incentive fee on net investment income waived shall not be subject to recoupment.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

For the years ended December 31, 2018 and 2017, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $5.4 million and $0.9 million, respectively.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 4, 2020 and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

As of December 31, 2018, the amount of Expense Support Payments provided by the Adviser since inception is $5.6 million. During the year ended December 31, 2018, the Company recorded obligations to repay expense support from the Adviser of $1.3 million. During the year ended December 31, 2017, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	1.75%
December 31, 2017	856	—	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.75%
Total	$5,586	$1,319	$4,267

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$599,832	$598,222	$39,130	$39,173
Second-lien senior secured debt investments	108,470	107,717	26,537	26,586
Unsecured debt investments	22,000	21,218	—	—
Equity investments	1,679	1,655	377	377
Total Investments	$731,981	$728,812	$66,044	$66,136

The industry composition of investments based on fair value as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Advertising and media	6.0%	—%
Aerospace and defense	6.7	—
Automotive	3.1	—
Buildings and real estate	3.9	9.7
Business services	5.8	3.5
Chemicals	2.5	—
Consumer products	0.1	1.5
Containers and packaging	1.5	14.8
Distribution	7.0	5.9
Education	3.0	—
Energy equipment and services	1.4	2.6
Financial services	2.0	12.7
Food and beverage	8.1	—
Healthcare providers and services	5.5	11.4
Healthcare technology	1.5	—
Household products	0.6	9.7
Human resource support services	—	0.7
Infrastructure and environmental services	1.1	—
Internet software and services	8.7	1.4
Leisure and entertainment	3.3	8.8
Manufacturing	1.2	6.9
Oil and gas	4.3	8.0
Professional services	12.7	—
Specialty retail	3.7	—
Telecommunications	2.1	—
Transportation	4.2	2.4
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The geographic composition of investments based on fair value as of December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
United States:
Midwest	22.6%	20.7%
Northeast	20.5	17.0
South	31.4	38.0
West	21.4	14.5
Belgium	2.2	7.7
United Kingdom	1.9	2.1
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2018 and December 31, 2017:

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$10,446	$587,776	$598,222
Second-lien senior secured debt investments	—	—	107,717	107,717
Unsecured debt investments	—	21,218	—	21,218
Equity investments	—	—	1,655	1,655
Total Investments	$—	$31,664	$697,148	$728,812

	Fair Value Hierarchy as of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$39,173	$39,173
Second-lien senior secured debt investments	—	—	26,586	26,586
Equity investments	—	—	377	377
Total Investments	$—	$—	$66,136	$66,136

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2018 and 2017:

	As of and for the Year Ended December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net(2)	624,849	117,229	1,679	743,757
Proceeds from investments, net	(75,812)	(35,776)	(921)	(112,509)
Net change in unrealized gain (loss) on investments	(1,656)	(802)	(24)	(2,482)
Net realized gain (loss) on investments	3	54	544	601
Net amortization of discount on investments	1,219	426	—	1,645
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$587,776	$107,717	$1,655	$697,148

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Year Ended December 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	40,305	26,522	377	67,204
Proceeds from investments, net	(1,257)	—	—	(1,257)
Net change in unrealized gain (loss) on investments	43	49	—	92
Net realized gain (loss) on investments	6	(1)	—	5
Net amortization of discount on investments	76	16	—	92
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$39,173	$26,586	$377	$66,136

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018	Net change in unrealized gain (loss) for the Year Ended December 31, 2017 on Investments Held at December 31, 2017
First-lien senior secured debt investments	$(1,654)	$43
Second-lien senior secured debt investments	(782)	49
Equity investments	(24)	—
Total Investments	$(2,460)	$92

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 and 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$117,707	Recent Transaction	Transaction Price	97.3% - 99.8% (98.7%)	Increase
	426,518	Yield Analysis	Market Yield	6.4%-13.9% (10.1%)	Decrease
Second-lien senior secured debt investments	107,717	Yield Analysis	Market Yield	10.7%-12.4% (11.7%)	Decrease
Equity investments	$30	Market Approach	EBITDA Multiple	7.25x	Increase
	1,625	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $43,551, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2017
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$18,913	Recent Transaction	Transaction Price	93.0-98.0 (96.5)	Increase
	20,260	Yield Analysis	Market Yield	6.4%-10.9% (9.9%)	Decrease
Second-lien senior secured debt investments	$16,203	Recent Transaction	Transaction Price	98.0 - 99.0 (98.4)	Increase
	10,383	Yield Analysis	Market Yield	11.4%-16.6% (13.1%)	Decrease
Equity investments	$377	Recent Transaction	Transaction Price	1.0	Increase

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of December 31, 2018 and 2017, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 240% and 497% as of December 31, 2018 and 2017, respectively.

Debt obligations consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $3.7 million.

	December 31, 2017
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$200,000	$20,000	$32,156	$17,564
Promissory Note	15,000	—	15,000	—
Total Debt	$215,000	$20,000	$47,156	$17,564

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $2.4 million.

For the years ended December 31, 2018 and 2017, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2018	2017(1)
Interest expense	$6,320	$72
Amortization of debt issuance costs	998	$53
Total Interest Expense	$7,318	$125
Average interest rate	4.9%	4.6%
Average daily borrowings	$128,327	$2,487

________________

(1)	Averages reflect the period from May 18, 2017, the date of agreement, through December 31, 2017.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  In connection with the SPV Facility Amendment No. 1, the Subsidiaries entered into a cooperation agreement with Goldman Sachs Bank USA to cooperate to make certain additional changes to the terms of the SPV Asset Facility to facilitate obtaining a credit rating of the SPV Asset Facility from a rating agency.  If the Subsidiaries do not satisfy their obligations under this cooperation agreement then, subject to certain conditions and restrictions, Goldman Sachs Bank USA may increase the interest amount payable under the SPV Asset Facility until the Subsidiaries satisfy such obligations.  s

The summary below reflects the terms of the SPV Asset Facility as amended by SPV Facility Amendment No. 1 and SPV Facility Amendment No. 2.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2018 and 2017, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2018	December 31, 2017
($ in thousands)
AmSpec Services Inc.	First lien senior secured revolving loan	2,057	—
Aramsco, Inc.	First lien senior secured revolving loan	974	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,226	—
Associations, Inc.	First lien senior secured revolving loan	1,000	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	4,500	—
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	2,000	—
Brigham Minerals, LLC	First lien senior secured revolving loan	800	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	—
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	15,519	—
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	—
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2018	December 31, 2017
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	1,136	—
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured revolving loan	—	377
Discovery DJ Services, LLC (dba Discovery Midstream Partners)	First lien senior secured delayed draw term loan	—	4,150
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,526	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	6,950	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	2,250	—
Galls, LLC	First lien senior secured revolving loan	1,865	—
Galls, LLC	First lien senior secured delayed draw term loan	5,170	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	5,962	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	2,981	282
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	71
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	—
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,602	—
Hometown Food Company	First lien senior secured revolving loan	471	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	46	143
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	—
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	867	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,498	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,724	—
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	—
Lytx, Inc.	First lien senior secured revolving loan	93	92
Manna Development Group, LLC	First lien senior secured revolving loan	531	—
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	600	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	85

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2018	December 31, 2017
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	—	102
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	800	—
SABA Software, Inc.	First lien senior secured revolving loan	—	50
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	390	467
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	2,253	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	58
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	—
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	565	—
Total Unfunded Portfolio Company Commitments		$89,855	$8,704

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $3.8 million for the period from October 15, 2015 (Inception) to December 31, 2017, of which $0.9 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2018, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	38,365,220	$358,134	9,807,955	$90,894
Reinvestment of distributions	797,371	7,241	58,161	526
Repurchased Shares	(168,106)	(1,527)	—	—
Shares/gross proceeds from the continuous public offering	38,994,485	363,848	9,866,116	91,420
Sales load	—	(9,847)	—	(2,242)
Total shares/net proceeds	38,994,485	$354,001	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

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

On November 6, 2018 the Board declared regular weekly distributions for January 2019 through March 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On February 27, 2019, the Board declared regular weekly distributions for April 2019 through June 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through December 31, 2018, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gain (loss) on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gain (loss) on investments	—	5	0.3
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

Share Repurchases

On August 22, 2017, the Company conducted a tender offer to repurchase up to $14 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects the net offering price per share in effect as of September 20, 2017). The offer to purchase expired on September 19, 2017. No shares were repurchased in connection with the offer to purchase.  On November 13, 2017, the Company conducted a tender offer to repurchase up to $121 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.04 per share (which reflects the net offering price per share in effect as of December 13, 2017). The offer to purchase expired on December 12, 2017. No shares were repurchased in connection with the offer to purchase.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

On March 12, 2018, the Company conducted a tender offer to repurchase up to $528 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On May 21, 2018, the Company conducted a tender offer to repurchase up to $1.3 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On August 20, 2018, the Company conducted a tender offer to repurchase up to $2.6 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

On November 19, 2018, the Company conducted a tender offer to repurchase up to $3.6 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.09 per share (which reflects the net offering price per share in effect as of December 19, 2018). The offer expired on December 17, 2018, with 33,243 shares purchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
($ in thousands, except per share amounts)	2018	2017
Increase (decrease) in net assets resulting from operations	$12,439	$1,568
Weighted average shares of common stock outstanding—basic and diluted	26,555,178	3,500,950
Earnings per common share-basic and diluted	$0.47	$0.45

Note 10. Income Taxes

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or distributable earnings, as appropriate.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2018(1)	2017
Increase in net assets resulting from operations	$12,439	$1,568
Adjustments:
Net unrealized gain (loss) on investments	3,262	(92)
Deferred organization costs	224	-
Other book-tax differences	1,386	188
Taxable Income	$17,311	$1,664

________________

(1)	Tax information for the fiscal year ended December 31, 2018 are estimates and are not final until the Company files its tax returns.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

For the year ended December 31, 2018

Substantially all of the distributions declared for the year ended December 31, 2018 were derived from ordinary income determined on tax basis. Total distributions declared of $17.3 million consisted of approximately $16.5 million of ordinary income and $0.8 million of long-term capital gains. For the calendar year ended December 31, 2018 the Company did not have any undistributed ordinary income on a tax basis. For the year ended December 31, 2018, 92.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2018, the Company did not have any material permanent differences between book and tax income.

As of December 31, 2018, the net estimated unrealized loss of U.S. federal income tax purposes was $4.7 million based on a tax cost basis of $733.6 million. As of December 31, 2018, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $6.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $1.6 million

For the year ended December 31, 2017

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2018	2017
Per share data:
Net asset value, at beginning of period	$9.03	$9.00
Results of operations:
Net investment income(1)	0.56	0.42
Net realized and unrealized gain (loss) on investments(5)	0.05	0.10
Net increase in net assets resulting from operations	0.61	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.59)	(0.43)
Distributions from net realized gains(2)	(0.03)	—
Distributions in excess of net investment income(2)	(0.06)	(0.06)
Net decrease in net assets from shareholders' distributions	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	0.01	—
Net increase in net assets resulting from capital share transactions	0.01	—
Net asset value, at end of period	$8.97	$9.03

Total Return(3)(7)	6.7%	5.9%

Ratios
Ratio of total expenses to average net assets(4)(6)	7.7%	1.5%
Ratio of net investment income to average net assets(4)(6)	6.2%	4.0%
Portfolio turnover rate	35.5%	7.0%

Supplemental Data
Weighted-average shares outstanding	26,555,178	3,500,950
Shares outstanding, end of period	48,860,700	9,866,216
Net assets, end of period	$438,210	$89,083

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the years ended December 31, 2018 and 2017, the total operating expenses to average net assets were 9.6% and 9.5%, respectively, prior to expense support provided by the Adviser and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

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

(6)	For 2017 figures, ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.
(7)

Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 12. Selected Quarterly Financial Data

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$3,089	$6,364	$10,760	$13,948
Net operating expenses	1,256	3,411	6,832	7,698
Net investment income (loss)	1,833	2,953	3,928	6,250
Net realized and unrealized gain (loss) on investments	439	778	1,200	(4,942)
Increase (decrease) in net assets resulting from operations	$2,272	$3,731	$5,128	$1,308
Net asset value per share as of the end of the quarter	$9.06	$9.07	$9.08	$8.97
Earnings (losses) per share - basic and diluted	$0.18	$0.18	$0.17	$0.03

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$—	$148	$522	$1,353
Net operating expenses	—	29	42	481
Net investment income (loss)	—	119	480	872
Net realized and unrealized gain (loss) on investments	—	(1)	15	83
Increase (decrease) in net assets resulting from operations	$—	$118	$495	$955
Net asset value per share as of the end of the quarter	$9.00	$9.03	$9.04	$9.03
Earnings (losses) per share - basic and diluted	$-	$0.14	$0.17	$0.14

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of shareholders.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

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

10.3

First Omnibus Amendment to Credit Agreement between ORCC II Financing and OR Lending II LLC and Goldman Sachs USA, dated April 30, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed on May 9, 2018).

10.4	Amended and Restated Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on November 6, 2018).

10.5*	Waiver Agreement, dated June 8, 2018, between the Company and the Adviser.

10.6*	Waiver Agreement, dated February 27, 2019, between the Company and the Adviser.

21.1*	Subsidiaries

24	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*   Filed herewith.

________________

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: February 27, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 27, 2019.

Name	Title
/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer
/s/ Alan Kirshenbaum	Chief Operating Officer, Chief Financial Officer and Director
Alan Kirshenbaum
/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover
/s/ Edward D’Alelio _	Director and Chairman of the Board of Directors
Edward D’Alelio
/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple
/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye
/s/ Brian Finn	Director

Brian Finn