Form 10-Q
period 2019-03-31
Owl Rock Capital Corp II
filed 2019-05-08
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 8, 2019, the registrant had 67,680,054 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $919,223 and $731,981, respectively)	$921,261	$728,812
Cash	35,188	20,903
Due from Adviser	—	—
Interest receivable	6,132	3,362
Prepaid expenses and other assets	1,936	1,912
Total Assets	$964,517	$754,989
Liabilities
Debt (net of deferred unamortized debt issuance costs of $4,611 and $3,703, respectively)	363,948	298,798
Payable for investments purchased	23,250	10,713
Payables to affiliates	4,264	5,298
Accrued expenses and other liabilities	1,893	1,970
Total Liabilities	393,355	316,779
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 300,000,000 shares authorized; 63,075,760 and 48,860,700 shares issued and outstanding, respectively	631	489
Additional paid-in-capital	570,742	442,551
Distributable earnings	(211)	(4,830)
Total Net Assets	571,162	438,210
Total Liabilities and Net Assets	$964,517	$754,989
Net Asset Value Per Share	$9.06	$8.97

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$18,596	$2,883
Other income	332	206
Total investment income from non-controlled, non-affiliated investments	18,928	3,089
Total Investment Income	18,928	3,089
Operating Expenses
Offering costs	1,099	1,142
Interest expense	4,961	434
Management fee	3,657	618
Performance based incentive fees	2,297	88
Professional fees	690	483
Directors' fees	149	58
Other general and administrative	456	304
Total Operating Expenses	13,309	3,127
Management and incentive fees waived (Note 3)	(810)	—
Expense support	(1,835)	(1,871)
Recoupment of expense support	—	—
Net Operating Expenses	10,664	1,256
Net Investment Income (Loss)	$8,264	$1,833
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$5,279	$439
Translation of assets and liabilities in foreign currencies	$(38)	$—
Total Net Unrealized Gain (Loss)	5,241	439
Net realized gain (loss):
Non-controlled, non-affiliated investments	210	—
Foreign currency transactions	23	—
Total Net Realized Gain (Loss)	233	—
Total Net Realized and Unrealized Gain (Loss) on Investments	5,474	439
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,738	$2,272
Earnings Per Share - Basic and Diluted	$0.25	$0.18
Weighted Average Shares Outstanding - Basic and Diluted	55,370,607	12,832,605

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(7)(20)(21)	First lien senior secured loan	L + 4.50%	11/28/2025	$24,938	$24,698	$24,543	4.3%
Swipe Acquisition Corporation (dba PLI)(6)(20)	First lien senior secured loan	L + 7.75%	6/29/2024	20,064	19,699	19,662	3.4%
Swipe Acquisition Corporation (dba PLI)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(27)	(10)	—%
				45,002	44,370	44,195	7.7%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(7)(20)	First lien senior secured loan	L + 5.50%	1/4/2025	18,000	17,739	17,730	3.1%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	22,276	22,107	21,831	3.8%
Space Exploration Technologies Corp.(6)(20)	First lien senior secured loan	L + 4.25%	11/21/2025	24,938	24,700	24,688	4.3%
				65,214	64,546	64,249	11.2%
Automotive
Mavis Tire Express Services Corp.(6)(20)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,537	22,425	3.9%
Mavis Tire Express Services Corp.(6)(12)(14)(19)(20)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	215	177	162	—%
				23,215	22,714	22,587	3.9%
Buildings and real estate
Associations, Inc.(7)(20)	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	20,257	20,030	20,105	3.5%
Associations, Inc.(7)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	2,443	2,387	2,405	0.4%
Associations, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(11)	(15)	—%
Cheese Acquisition, LLC(7)(20)	First lien senior secured loan	L + 4.75%	11/28/2024	17,922	17,661	17,698	3.1%
Imperial Parking Canada(8)(20)	First lien senior secured loan	C + 5.00%	11/28/2024	4,715	4,709	4,656	0.8%
Cheese Acquisition, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(26)	(28)	—%
				45,337	44,750	44,821	7.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(20)	Second lien senior secured loan	L + 7.75%	2/27/2026	11,617	11,511	11,501	2.0%
CIBT Global, Inc.(7)(20)	Second lien senior secured loan	L + 7.75%	6/2/2025	10,500	10,247	10,348	1.8%
ConnectWise, LLC(7)(19)(20)	First lien senior secured loan	L + 5.50%	2/28/2025	24,849	24,542	24,539	4.3%
ConnectWise, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(33)	(33)	—%
Transperfect Global, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	5/7/2024	29,700	29,177	29,849	5.2%
Vistage International, Inc.(6)(20)	Second lien senior secured loan	L + 8.00%	2/8/2026	6,500	6,451	6,435	1.1%
				83,166	81,895	82,639	14.4%
Chemicals
Douglas Products and Packaging Company LLC(7)(20)	First lien senior secured loan	L + 5.75%	10/19/2022	18,375	18,210	18,189	3.2%
Douglas Products and Packaging Company LLC(7)(12)(19)(20)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	458	448	442	0.1%
Innovative Water Care Global Corporation(7)(20)	First lien senior secured loan	L + 5.00%	2/27/2026	25,000	23,254	23,250	4.1%
				43,833	41,912	41,881	7.4%
Consumer products
Feradyne Outdoors, LLC(7)(20)	First lien senior secured loan	L + 6.25%	5/25/2023	983	974	879	0.2%
WU Holdco, Inc. (dba Weiman Products, LLC)(7)(20)	First lien senior secured loan	L + 5.50%	3/26/2026	20,170	19,768	19,767	3.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	3/26/2021	—	(28)	(28)	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	—	(40)	(40)	—%
				21,153	20,674	20,578	3.7%
Containers and packaging
Pregis Holding I Corporation(7)	First lien senior secured loan	L + 3.50%	5/20/2021	3,978	3,864	3,939	0.7%
Pregis Holding I Corporation(7)(20)	Second lien senior secured loan	L + 7.25%	5/20/2022	7,000	6,888	6,930	1.2%
				10,978	10,752	10,869	1.9%
Distribution
Aramsco, Inc.(6)(20)	First lien senior secured loan	L + 5.25%	8/28/2024	6,922	6,762	6,749	1.2%
Aramsco, Inc.(6)(12)(19)(20)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	35	11	9	—%
Dade Paper & Bag, LLC (dba Imperial-Dade)(6)(20)	First lien senior secured loan	L + 7.44%	6/10/2024	4,431	4,365	4,429	0.8%
Dealer Tire, LLC(6)(20)	First lien senior secured loan	L + 5.50%	12/15/2025	20,250	19,270	19,744	3.5%
Endries Acquisition, Inc.(6)(20)	First lien senior secured loan	L + 6.25%	12/10/2025	20,000	19,661	19,650	3.4%
Endries Acquisition, Inc.(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	1,160	1,044	1,038	0.2%
Endries Acquisition, Inc.(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	700	650	648	0.1%
				53,498	51,763	52,267	9.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Education
Learning Care Group (US) No. 2 Inc.(7)(20)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,909	4,900	0.9%
Severin Acquisition, LLC (dba PowerSchool)(7)(20)	Second lien senior secured loan	L + 6.75%	8/3/2026	7,500	7,429	7,388	1.3%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(7)(20)	First lien senior secured loan	L + 6.00%	5/14/2024	9,766	9,551	9,522	1.7%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(14)	(17)	—%
				22,266	21,875	21,793	3.9%
Energy equipment and services
Hillstone Environmental Partners, LLC(7)(20)	First lien senior secured loan	L + 7.75%	4/25/2023	10,292	10,156	10,292	1.8%
Hillstone Environmental Partners, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	—	(7)	—	—%
Liberty Oilfield Services LLC(6)(17)(20)	First lien senior secured loan	L + 7.63%	9/19/2022	1,113	1,098	1,118	0.2%
				11,405	11,247	11,410	2.0%
Financial services
Blackhawk Network Holdings, Inc.(6)(20)	Second lien senior secured loan	L + 7.00%	6/15/2026	11,054	10,928	10,833	1.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(20)	First lien senior secured loan	L + 6.75%	9/6/2022	3,752	3,684	3,621	0.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	56	55	53	—%
				14,862	14,667	14,507	2.5%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(6)(20)	First lien senior secured loan	L + 5.50%	5/15/2024	6,177	6,069	6,054	1.1%
Carolina Beverage Group (fka Cold Spring Brewing Company)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	5/15/2024	—	(8)	(9)	—%
CM7 Restaurant Holdings, LLC(6)(20)	First lien senior secured loan	L + 8.75%	5/22/2023	5,795	5,704	5,535	1.0%
CM7 Restaurant Holdings, LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	—	—	(29)	—%
CM7 Restaurant Holdings, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 8.75%	5/21/2019	136	134	122	—%
H-Food Holdings, LLC(6)(20)(21)	First lien senior secured loan	L + 4.00%	5/23/2025	7,411	7,271	7,282	1.3%
H-Food Holdings, LLC(6)(20)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,773	17,745	3.1%
Hometown Food Company(6)(20)	First lien senior secured loan	L + 5.25%	8/31/2023	3,203	3,146	3,139	0.5%
Hometown Food Company(6)(12)(19)(20)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	24	15	14	—%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(20)	First lien senior secured loan	L + 4.50%	7/30/2025	3,990	3,911	3,900	0.7%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	93	74	71	—%
Manna Development Group, LLC(6)(20)	First lien senior secured loan	L + 6.00%	10/24/2022	8,769	8,662	8,638	1.5%
Manna Development Group, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	112	123	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Ultimate Baked Goods Midco, LLC(6)(20)	First lien senior secured loan	L + 4.00%	8/11/2025	3,000	2,946	2,924	0.5%
Ultimate Baked Goods Midco, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	35	24	21	—%
				56,966	55,833	55,530	9.7%
Healthcare providers and services
Geodigm Corporation (dba National Dentex)(6)(15)(20)	First lien senior secured loan	L + 6.87%	12/1/2021	19,888	19,719	19,689	3.4%
GI Chill Acquisition (dba California Cryobank)(7)(19)(20)	First lien senior secured loan	L + 4.00%	8/6/2025	2,985	2,971	2,955	0.5%
GI Chill Acquisition (dba California Cryobank)(7)(20)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,000	11,886	11,819	2.1%
Premier Imaging, LLC (dba LucidHealth)(6)(20)	First lien senior secured loan	L + 5.50%	1/2/2025	5,985	5,870	5,865	1.0%
RxSense Holdings, LLC(6)(20)	First lien senior secured loan	L + 6.00%	2/15/2024	25,472	25,097	25,090	4.4%
RxSense Holdings, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	—	(22)	(23)	—%
TC Holdings, LLC (dba TrialCard)(6)(20)	First lien senior secured loan	L + 4.50%	11/14/2023	5,708	5,607	5,622	1.0%
TC Holdings, LLC (dba TrialCard)(6)(12)(19)(20)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	39	31	32	—%
TC Holdings, LLC (dba TrialCard)(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.50%	6/30/2019	899	861	865	0.2%
				72,976	72,020	71,914	12.6%
Healthcare technology
Bracket Intermediate Holding Corp.(6)(20)	Second lien senior secured loan	L + 8.13%	9/5/2026	3,750	3,679	3,675	0.6%
VVC Holding Corp. (dba athenahealth, Inc.)(7)(20)(21)	First lien senior secured loan	L + 4.50%	2/11/2026	25,000	24,503	24,624	4.3%
				28,750	28,182	28,299	4.9%
Household products
Hayward Industries, Inc.(6)(20)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,596	4,675	0.8%
Infrastructure and environmental services
LineStar Integrity Services LLC(7)(20)	First lien senior secured loan	L + 7.25%	2/12/2024	8,250	8,110	8,126	1.4%
LineStar Integrity Services LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	—	(34)	(21)	—%
				8,250	8,076	8,105	1.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Internet software and services
Apptio, Inc.(6)(20)	First lien senior secured loan	L + 7.25%	1/10/2025	5,885	5,770	5,767	1.0%
Apptio, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(9)	(10)	—%
Genesis Acquisition Co. (dba Procare Software)(7)(20)	First lien senior secured loan	L + 4.00%	7/31/2024	2,012	1,976	1,972	0.3%
Genesis Acquisition Co. (dba Procare Software)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	—	(5)	(5)	—%
Genesis Acquisition Co. (dba Procare Software)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	—	(5)	(6)	—%
IQN Holding Corp. (dba Beeline)(7)(20)	First lien senior secured loan	L + 5.50%	8/20/2024	22,276	21,969	21,831	3.8%
IQN Holding Corp. (dba Beeline)(7)(12)(19)(20)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	822	788	770	0.1%
Lightning Midco, LLC (dba Vector Solutions)(7)(20)	First lien senior secured loan	L + 5.50%	11/21/2025	14,790	14,648	14,642	2.6%
Lightning Midco, LLC (dba Vector Solutions)(7)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	1,225	1,192	1,190	0.2%
Lightning Midco, LLC (dba Vector Solutions)(7)(12)(19)(20)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	693	677	676	0.1%
MINDBODY, Inc.(6)(20)	First lien senior secured loan	L + 7.00%	2/14/2025	10,179	10,078	10,077	1.8%
MINDBODY, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(11)	(11)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(19)(20)	First lien senior secured loan	L + 6.50%	6/17/2024	23,710	23,487	23,591	4.1%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(2)	(1)	—%
				81,592	80,553	80,483	14.0%
Leisure and entertainment
Troon Golf, L.L.C.(7)(15)(16)(20)	First lien senior secured term loan A and B	L + 6.00% (TLA: L + 3.5%; TLB: L + 6.6%)	3/29/2025	27,120	26,774	27,120	4.7%
Troon Golf, L.L.C.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	3/29/2025	—	(6)	—	—%
				27,120	26,768	27,120	4.7%
Manufacturing
Ideal Tridon Holdings, Inc.(7)(20)	First lien senior secured loan	L + 6.50%	7/31/2023	1,721	1,695	1,704	0.3%
Ideal Tridon Holdings, Inc.(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.50%	7/31/2022	146	144	145	—%
Professional Plumbing Group, Inc.(7)(20)	First lien senior secured loan	L + 6.75%	4/16/2024	6,789	6,700	6,619	1.2%
Professional Plumbing Group, Inc.(7)(12)(19)(20)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	571	558	543	0.1%
				9,227	9,097	9,011	1.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Oil and gas
Black Mountain Sand Eagle Ford LLC(7)(19)(20)	First lien senior secured loan	L + 10.25% PIK	8/17/2022	9,797	9,697	9,748	1.7%
Brigham Minerals, LLC(6)(20)	First lien senior secured loan	L + 5.50%	7/27/2024	10,000	9,909	9,850	1.7%
Brigham Minerals, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 5.50%	10/27/2019	4,800	4,747	4,710	0.8%
Brigham Minerals, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 5.50%	7/27/2024	—	(7)	(12)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(20)	First lien senior secured loan	L + 5.50%	12/21/2024	13,133	12,901	12,871	2.3%
				37,730	37,247	37,167	6.5%
Professional services
AmSpec Services Inc.(7)(20)	First lien senior secured loan	L + 5.75%	7/2/2024	17,451	17,176	17,015	3.0%
AmSpec Services Inc.(9)(12)(19)(20)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	951	914	890	0.2%
Cardinal US Holdings, Inc.(7)(17)(20)	First lien senior secured loan	L + 5.00%	7/31/2023	15,783	15,433	15,783	2.8%
DMT Solutions Global Corporation(7)(20)	First lien senior secured loan	L + 7.00%	7/2/2024	8,662	8,349	8,316	1.5%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(17)(19)(20)	First lien senior secured loan	L + 7.00%	6/15/2025	14,680	14,415	14,387	2.5%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(12)(14)(17)(19)(20)	First lien senior secured multi-draw term loan	L + 7.00%	6/15/2020	3,914	3,845	3,815	0.7%
GC Agile Holdings Limited (dba Apex Fund Services)(12)(13)(17)(19)(20)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(46)	(34)	—%
Gerson Lehrman Group, Inc.(6)(20)	First lien senior secured loan	L + 4.25%	12/12/2024	29,980	29,693	29,680	5.2%
Gerson Lehrman Group, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(20)	(21)	—%
				91,421	89,759	89,831	15.9%
Specialty retail
EW Holdco, LLC (dba European Wax)(6)(20)	First lien senior secured loan	L + 4.50%	9/25/2024	9,950	9,858	9,801	1.7%
Galls, LLC(6)(20)	First lien senior secured loan	L + 6.25%	1/31/2025	14,945	14,782	14,795	2.6%
Galls, LLC(6)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	1,432	1,386	1,418	0.2%
Galls, LLC(6)(12)(19)(20)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	1,767	1,723	1,733	0.3%
				28,094	27,749	27,747	4.8%
Telecommunications
DB Datacenter Holdings Inc.(6)(19)	First lien senior secured loan	L + 3.75%	10/3/2024	10,441	10,420	10,441	1.8%
DB Datacenter Holdings Inc.(6)(20)	Second lien senior secured loan	L + 7.50%	4/3/2025	5,000	4,936	4,925	0.9%
				15,441	15,356	15,366	2.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Transportation
Lytx, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	8/31/2023	2,014	1,966	2,014	0.4%
Lytx, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(2)	—	—%
Motus, LLC and Runzheimer International LLC(7)(20)	First lien senior secured loan	L + 6.75%	1/17/2024	7,345	7,190	7,198	1.3%
Motus, LLC and Runzheimer International LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.75%	1/17/2023	—	(11)	(12)	—%
Uber Technologies, Inc.(10)(19)(20)(21)	Unsecured note	7.50%	11/1/2023	8,800	8,800	9,161	1.6%
Uber Technologies, Inc.(10)(19)(20)(21)	Unsecured note	8.00%	11/1/2026	13,200	13,200	14,016	2.5%
				31,359	31,143	32,377	5.8%
Total Debt Investments				$933,530	$917,544	$919,421	161.0%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(10)(19)(20)	LLC Interest	N/A	N/A	54	54	43	—%
H-Food Holdings, LLC(10)(19)(20)	LLC Interest	N/A	N/A	16	1,625	1,797	0.3%
				70	1,679	1,840	0.3%
Total Equity Investments				$70	$1,679	$1,840	0.3%
Total Investments				$933,600	$919,223	$921,261	161.3%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2019 was 2.49%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2019 was 2.60%.
(8)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2019 was 2.00%.
(9)	The interest rate on these loans is subject to Prime, which as of March 31, 2019 was 5.50%.
(10)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $25.0 million, or 4.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018

(11)

As of March 31, 2019, the net estimated unrealized loss of U.S. federal income tax purposes was $0.4 million based on a tax cost basis of $920.9 million. As of March 31, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $4.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $4.4 million.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

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

(16)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.9 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(17)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2019, non-qualifying assets represented 4.7% of total assets as calculated in accordance with the regulatory requirements.

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

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2018

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(18)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(11)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(6)(20)	First lien senior secured loan	L + 4.50%	11/28/2025	$25,000	$24,753	$24,313	5.5%
Swipe Acquisition Corporation (dba PLI)(6)(20)	First lien senior secured loan	L + 7.75%	6/29/2024	20,191	19,812	19,787	4.5%
Swipe Acquisition Corporation (dba PLI)(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(28)	(10)	—%
				45,191	44,537	44,090	10.0%
Aerospace and defense
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	24,808	24,601	24,187	5.5%
Space Exploration Technologies Corp.(6)(19)(20)	First lien senior secured loan	L + 4.25%	11/21/2025	25,000	24,752	24,750	5.6%
				49,808	49,353	48,937	11.1%
Automotive
Mavis Tire Express Services Corp.(6)(20)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,526	22,424	5.1%
Mavis Tire Express Services Corp.(6)(12)(14)(19)(20)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	215	175	162	—%
				23,215	22,701	22,586	5.1%
Buildings and real estate
Associations, Inc.(7)(20)	First lien senior secured loan	L + 4.00% (3.00% PIK)	7/30/2024	20,103	19,867	19,852	4.5%
Associations, Inc.(7)(12)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.00% (3.00% PIK)	7/30/2021	1,784	1,726	1,697	0.4%
Associations, Inc.(12)(13)(19)(20)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(12)	(20)	—%
Cheese Acquisition, LLC(7)(20)	First lien senior secured loan	L + 4.75%	11/28/2024	7,208	7,119	7,118	1.6%
Cheese Acquisition, LLC(12)(13)(14)(19)(20)	First lien senior secured delayed draw term loan	L + 4.75%	4/19/2020	—	(86)	(19)	—%
Cheese Acquisition, LLC(12)(13)(19)(20)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(28)	(28)	—%
				29,095	28,586	28,600	6.5%
Business services
Access CIG, LLC(7)(20)	Second lien senior secured loan	L + 7.75%	2/27/2026	5,394	5,347	5,313	1.2%
CIBT Global, Inc.(7)(20)	Second lien senior secured loan	L + 7.75%	6/2/2025	1,000	979	990	0.2%
Transperfect Global, Inc.(6)(20)	First lien senior secured loan	L + 6.75%	5/7/2024	29,775	29,230	29,774	6.8%
Vistage International, Inc.(6)(20)	Second lien senior secured loan	L + 8.00%	2/8/2026	6,500	6,449	6,403	1.5%
				42,669	42,005	42,480	9.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

(Amounts in thousands, except share amounts)

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

(Amounts in thousands, except share amounts)

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

(Amounts in thousands, except share amounts)

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

(Amounts in thousands, except share amounts)

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

(Amounts in thousands, except share amounts)

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

(Amounts in thousands, except share amounts)

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$8,264	$1,833
Net unrealized gain (loss) on investments	5,241	439
Net realized gain (loss) on investments	233	—
Net Increase (Decrease) in Net Assets Resulting from Operations	13,738	2,272
Distributions
Distributions declared from earnings(1)	(9,119)	(2,075)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(9,119)	(2,075)
Capital Share Transactions
Issuance of shares of common stock	124,461	58,842
Reinvestment of shareholders' distributions	3,872	832
Repurchased shares	—	—
Net Increase in Net Assets Resulting from Capital Share Transactions	128,333	59,674
Total Increase in Net Assets	132,952	59,871
Net Assets, at beginning of period	438,210	89,083
Net Assets, at end of period	$571,162	$148,954

________________

(1)

For the three months ended March 31, 2018, distributions from net investment income, and distributions in excess of net investment income were $1,833 thousand and $242 thousand, respectively, and have been consolidated for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,738	$2,272
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(219,254)	(154,428)
Proceeds from investments, net	33,185	11,389
Net change in unrealized (gain) loss on investments	(5,279)	(439)
Net change in unrealized (gain) losses on translation of assets and liabilities in foreign currencies	38	—
Net realized (gain) loss on investments	(210)	—
Paid-in-kind interest	(357)	—
Net amortization of discount on investments	(605)	(132)
Amortization of debt issuance costs	332	187
Amortization of offering costs	1,099	1,142
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	—	167
(Increase) decrease in interest receivable	(2,771)	(765)
(Increase) decrease in prepaid expenses and other assets	(1,123)	(971)
Increase (decrease) in payable for investments purchased	12,537	1,534
Increase (decrease) in management fee payable	—	(375)
Increase (decrease) in due to Adviser	—	912
Increase (decrease) in payables to affiliates	(1,034)	—
Increase (decrease) in accrued performance based incentive fees	—	88
Increase (decrease) in accrued expenses and other liabilities	(77)	99
Net cash used in operating activities	(169,781)	(139,320)
Cash Flows from Financing Activities
Borrowings on debt	110,776	121,000
Repayments of debt	(44,684)	(64,250)
Debt issuance costs	(1,240)	(100)
Proceeds from issuance of common shares	124,461	59,058
Distributions paid to shareholders	(5,247)	(1,243)
Repurchased shares	—	—
Net cash provided by financing activities	184,066	114,465
Net increase (decrease) in cash	14,285	(24,855)
Cash, beginning of period	20,903	43,131
Cash, end of period	$35,188	$18,276

Supplemental and Non-Cash Information
Interest paid during the period	$3,952	$180
Distributions declared during the period	$9,119	$2,075
Reinvestment of distributions during the period	$3,872	$832

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business

Owl Rock Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

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

In April 2017, the Company commenced operations and made its first portfolio company investment. On March 15, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through March 31, 2019, the Company has issued 61,959,202 shares of its common stock for gross proceeds of approximately $576.5 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of May 8, 2019, the Company has issued 66,492,347 shares of its common stock and has raised total gross proceeds of approximately $618.5 million, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•	cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•	purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s SPV Asset Facility to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, no investments are on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2017 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2018. The 2015 through 2017 tax years remain subject to examination by U.S. federal, state and local authorities.

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

Management has adopted the aforementioned accounting pronouncements and does not believe that they had a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of March 31, 2019 and December 31, 2018, the Company had payables to affiliates of $4.3 million and $5.3 million, respectively, primarily comprised of amounts reimbursable to the Adviser pursuant to the Administration Agreement, management fees and incentive fees pursuant to the Investment Advisory Agreement, and Expense Support and Expense Support recoupment pursuant to the Expense Support Agreement.

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

For the three months ended March 31, 2019 and 2018, the Company incurred expenses of approximately $0.4 million and $0.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

The continuation of the Administration Agreement was approved by the Board on February 27, 2019 and unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year thereafter if approved annually by (1) the vote of the Company’s Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three months ended March 31, 2019 and 2018, the Company incurred management fees (gross of waivers) of approximately $3.7 million and $0.6 million, respectively.

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

For the three months ended March 31, 2019, the Company incurred performance based incentive fees (gross of waivers) based on net investment income of $1.7 million. For the three months ended March 31, 2018, the Company did not incur performance based incentive fees (gross of waivers) based on net investment income.

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

For the three months ended March 31, 2019, the Company accrued performance based incentive fees (gross of waivers) based on capital gains of $609 thousand. For the three months ended March 31, 2018, the Company accrued performance based incentive fees (gross of waivers) based on capital gains of $88 thousand.

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

For the three months ended March 31, 2019 and 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $1.0 million and $0.9 million, respectively.

The continuation of the Investment Advisory Agreement was approved by the Board on February 27, 2019 and unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 4, 2020 and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act.

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

As of March 31, 2019, the amount of Expense Support Payments provided by the Adviser since inception is $7.4 million. During the three months ended March 31, 2019 and 2018, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	June 30, 2020	1.75%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	1.75%
December 31, 2017	856	—	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.75%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	1.75%
Total	$7,421	$1,319	$6,102

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$771,597	$772,483	$599,832	$598,222
Second-lien senior secured debt investments	123,947	123,761	108,470	107,717
Unsecured debt investments	22,000	23,177	22,000	21,218
Equity investments	1,679	1,840	1,679	1,655
Total Investments	$919,223	$921,261	$731,981	$728,812

The industry composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Advertising and media	4.8%	6.0%
Aerospace and defense	7.0	6.7
Automotive	2.5	3.1
Buildings and real estate	4.9	3.9
Business services	9.0	5.8
Chemicals	4.5	2.5
Consumer products	2.2	0.1
Containers and packaging	1.1	1.5
Distribution	5.7	7.0
Education	2.4	3.0
Energy equipment and services	1.2	1.4
Financial services	1.6	2.0
Food and beverage	6.2	8.1
Healthcare providers and services	7.8	5.5
Healthcare technology	3.1	1.5
Household products	0.5	0.6
Infrastructure and environmental services	0.9	1.1
Internet software and services	8.7	8.7
Leisure and entertainment	2.9	3.3
Manufacturing	1.0	1.2
Oil and gas	4.0	4.3
Professional services	9.8	12.7
Specialty retail	3.0	3.7
Telecommunications	1.7	2.1
Transportation	3.5	4.2
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
United States:
Midwest	20.5%	22.6%
Northeast	20.1	20.5
South	35.6	31.4
West	20.1	21.4
Belgium	1.7	2.2
United Kingdom	2.0	1.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2019 and December 31, 2018:

	Fair Value Hierarchy as of March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$56,449	$716,034	$772,483
Second-lien senior secured debt investments	$—	$—	$123,761	123,761
Unsecured debt investments	$—	$23,177	$—	23,177
Equity investments	$—	$—	$1,840	1,840
Total Investments	$—	$79,626	$841,635	$921,261

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$10,446	$587,776	$598,222
Second-lien senior secured debt investments	—	—	107,717	107,717
Unsecured debt investments	—	21,218	—	21,218
Equity investments	—	—	1,655	1,655
Total Investments	$—	$31,664	$697,148	$728,812

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2019 and 2018:

	As of and for the Three Months Ended March 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	174,762	15,424	—	190,186
Proceeds from investments, net	(26,040)	—	—	(26,040)
Net change in unrealized gain (loss) on investments	2,045	566	185	2,796
Net realized gain (loss) on investments	22	—	—	22
Net amortization of discount on investments	534	54	—	588
Transfers into (out of) Level 3(1)	(23,065)	—	—	(23,065)
Fair value, end of period	$716,034	$123,761	$1,840	$841,635

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Three Months Ended March 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	85,715	56,112	—	141,827
Proceeds from investments, net	(8,366)	(3,000)	—	(11,366)
Net change in unrealized gain (loss) on investments	372	67	—	439
Net realized gain (loss) on investments	—	—	—	—
Net amortization of discount on investments	93	39	—	132
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$116,987	$79,804	$377	$197,168

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2019 on Investments Held at March 31, 2019	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2018 on Investments Held at March 31, 2018
First-lien senior secured debt investments	$2,039	$382
Second-lien senior secured debt investments	566	92
Equity investments	185	—
Total Investments	$2,790	$474

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$131,940	Recent Transaction	Transaction Price	93.0% - 99.0% (97.5%)	Increase
	584,094	Yield Analysis	Market Yield	6.2%-14.1% (9.2%)	Decrease
Second-lien senior secured debt investments	123,761	Yield Analysis	Market Yield	10.2%-12.2% (11.3%)	Decrease
Equity investments	$1,840	Market Approach	EBITDA Multiple	7.0x - 11.5x (11.4x)	Increase

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$117,707	Recent Transaction	Transaction Price	97.3% - 99.8% (98.7%)	Increase
	426,518	Yield Analysis	Market Yield	6.4%-13.9% (10.1%)	Decrease
Second-lien senior secured debt investments	$107,717	Yield Analysis	Market Yield	10.7%-12.4% (11.7%)	Decrease
Equity investments	$30	Market Approach	EBITDA Multiple	7.25x	Increase
	1,625	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $43,551, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 246% and 240% as of March 31, 2019 and December 31, 2018, respectively.

Debt obligations consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$500,000	$368,559	$57,372	$363,948
Promissory Note	50,000	—	50,000	—
Total Debt	$550,000	$368,559	$107,372	$363,948

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $4.6 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $3.7 million.

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Interest expense	$4,629	$247
Amortization of debt issuance costs	332	$187
Total Interest Expense	$4,961	$434
Average interest rate	5.2%	4.4%
Average daily borrowings	$354,817	$22,200

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  On March 11, 2019, the parties to the SPV Asset Facility amended and restated the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 2”) to establish and modify certain Lender and Administration Agent consent rights, increase the maximum principal amount of the SPV Asset Facility and add new lenders.  On April 29, 2019, the parties to the SPV Asset Facility amended and restated the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 3”) to increase the maximum principal amount of the SPV Asset Facility and make certain other changes, including dividing the loans under the SPV Asset Facility into two separate Classes, Class A and Class B. The terms of the two classes of loans are generally the same, for example they have the same interest rate and maturity date, but differ with respect to certain make-whole payments, minimum spread payments, unused commitment fees, consent rights and other terms.

The summary below reflects the terms of the SPV Asset Facility as amended by SPV Facility Amendment No. 1, SPV Facility Amendment No. 2, and SPV Facility Amendment No. 3.

From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these contributions. Proceeds from the SPV Asset Facility have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $750 million (increased from $500 million on April 29, 2019 pursuant to the Second Amended and Restated Credit Agreement); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for a reinvestment period up to and including November 30, 2021 (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.

The SPV Asset Facility will mature on November 30, 2022. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month LIBOR rate loans. If LIBOR ceases to exist, we will have to renegotiate the terms of the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the Lenders will not be available to pay the debts of the Company.

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

Promissory Note

On May 18, 2017, the Board authorized the Company, as borrower, to enter into a series of Promissory Notes with the Adviser, as lender, to borrow up to an aggregate of $10 million from the Adviser. On October 19, 2017, the Board increased the approved amount to an aggregate of $15 million. On March 2, 2018, the Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, the Board increased the approved amount to an aggregate of $35 million. On March 8, 2019, the Board increased the approved amount to an aggregate of $50 million. The borrower may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and the Company.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2019	December 31, 2018
($ in thousands)
AmSpec Services Inc.	First lien senior secured revolving loan	1,510	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	1,009	974
Associations, Inc.	First lien senior secured delayed draw term loan	2,581	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	1,200	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	800	800

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2019	December 31, 2018
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	441
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	15,519
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	1,136	1,136
ConnectWise, LLC	First lien senior secured revolving loan	2,651	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,068	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,791	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	2,300	2,250
Galls, LLC	First lien senior secured revolving loan	1,669	1,865
Galls, LLC	First lien senior secured delayed draw term loan	3,092	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	1,054	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,091	2,602
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	542	—
Hometown Food Company	First lien senior secured revolving loan	447	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	32	46
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	907	867
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,222	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,031	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	4,167
Lytx, Inc.	First lien senior secured revolving loan	93	93

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2019	December 31, 2018
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	3,480
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	600	600
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	29
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	571	800
RxSense Holdings, LLC	First lien senior secured revolving loan	1,529	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	429	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	1,352	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	529	565
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,841	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$64,657	$89,855

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $7.7 million for the period from October 15, 2015 (Inception) to March 31, 2019, of which $7.7 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2019, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	13,785,927	$127,441	6,490,715	$60,493
Reinvestment of distributions	429,133	3,872	91,958	832
Repurchased Shares	—	—	—	—
Shares/gross proceeds from the continuous public offering	14,215,060	131,313	6,582,673	61,325
Sales load	—	(2,980)	—	(1,651)
Total shares/net proceeds	14,215,060	$128,333	6,582,673	$59,674

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
Total	$0.17	$9,119

The following table presents cash distributions per share that were declared during the three months ended March 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
Total	$0.17	$2,075

On February 27, 2019, the Board declared regular weekly distributions for April 2019 through June 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On May 8, 2019, the Board declared regular weekly distributions for July 2019 through September 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through March 31, 2019, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$8,264	90.6%
Net realized gain (loss) on investments(1)	—	233	2.6
Distributions in excess of net investment income	0.01	622	6.8
Total	$0.17	$9,119	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Three Months Ended March 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.15	$1,833	88.3%
Distributions in excess of net investment income	0.02	242	11.7
Total	$0.17	$2,075	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Share Repurchases

On March 12, 2018, the Company conducted a tender offer to repurchase up to $528 thousand of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of April 11, 2018). The offer expired on April 6, 2018, with 4,425 shares purchased in connection with the repurchase offer.

On March 4, 2019, the Company conducted a tender offer to repurchase up to $6.2 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2019	2018
Increase (decrease) in net assets resulting from operations	$13,738	$2,272
Weighted average shares of common stock outstanding—basic and diluted	55,370,607	12,832,605
Earnings per common share-basic and diluted	$0.25	$0.18

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, at beginning of period	$8.97	$9.03
Results of operations:
Net investment income(1)	0.15	0.14
Net realized and unrealized gain (loss) on investments(5)	0.11	0.05
Net increase in net assets resulting from operations	0.26	0.19
Shareholder distributions:
Distributions from net investment income(2)	(0.16)	(0.15)
Distributions from net realized gains(2)(8)	—	—
Distributions in excess of net investment income(2)	(0.01)	(0.02)
Net decrease in net assets from shareholders' distributions	(0.17)	(0.17)
Capital share transactions:
Issuance of common stock above net asset value	—	0.01
Net increase in net assets resulting from capital share transactions	—	0.01
Net asset value, at end of period	$9.06	$9.06

Total Return(3)(6)	1.5%	2.0%

Ratios
Ratio of net expenses to average net assets(4)(7)	8.5%	4.2%
Ratio of net investment income to average net assets(4)(7)	6.5%	6.2%
Portfolio turnover rate	3.6%	8.1%

Supplemental Data
Weighted-average shares outstanding	55,370,607	12,832,605
Shares outstanding, end of period	63,075,760	16,448,889
Net assets, end of period	$571,162	$148,954

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2019 and 2018, the total operating expenses to average net assets were 10.5% and 10.5%, respectively, prior to expense support provided by the Adviser and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

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

(6)

Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).

(7)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

(8)	The per share amount rounds to less than $0.01 per share.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2018, and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through March 31, 2019, we have issued 61,959,202 shares of our common stock for gross proceeds of approximately $576.5 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of May 8, 2019, we have issued 66,492,347 shares of our common stock and have raised total gross proceeds of approximately $618.5 million, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. As of March 31, 2019, Owl Rock Capital Corporation had $5.5 billion in total capital commitments from investors.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2019, our Adviser and its affiliates have originated $12.7 billion aggregate principal amount of investments, of which $11.4 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. These investments may include high-yield bonds, which are often referred to as “junk bonds”, and broadly syndicated loans. In addition, we may invest a portion of our portfolio in opportunistic investments, such as in large U.S. companies or foreign companies, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

As of March 31, 2019, our average investment size in each of our portfolio companies was approximately $13.5 million based on fair value. As of March 31, 2019, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.4% of our total portfolio based on fair value, had weighted average annual revenue of $583 million and weighted average annual EBITDA of $108 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2019, 97.5% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2019, the amount of Expense Support payments provided by our Adviser since inception is $7.4 million.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.26 trillion as of March 2019, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2019, based on fair value, our portfolio consisted of 83.9% first lien debt investments, 13.4% second-lien debt investments, 2.5% unsecured debt investments and 0.2% equity investments.

As of March 31, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.9% and 9.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.0% and 9.0%, respectively.

As of March 31, 2019 we had investments in 68 portfolio companies with an aggregate fair value of $921.3 million.

Our investment activity for the three months ended March 31, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31,
	2019	2018
New investment commitments
Gross originations	$199,985	$197,749
Less: Sell downs	(2,625)	(26,853)
Total new investment commitments	$197,360	$170,896
Principal amount of investment funded:
First-lien senior secured debt investments	$163,066	$92,219
Second-lien senior secured debt investments	20,723	56,921
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments funded	$183,789	$149,140
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(17,389)	$(1,251)
Second-lien senior secured debt investments	(5,000)	(3,000)
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(22,389)	$(4,251)
Number of new investment commitments in new portfolio companies(1)	9	11
Average new investment commitment amount	$19,014	$12,245
Weighted average term for new investment commitments (in years)	6.1	6.7
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.3%	8.7%
Weighted average spread over LIBOR of new floating rate investment commitments	5.7%	6.4%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.60% and 2.31% as of March 31, 2019 and 2018, respectively.

Investments at fair value and amortized cost consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$771,597	$772,483	$599,832	$598,222
Second-lien senior secured debt investments	123,947	123,761	108,470	107,717
Unsecured debt investments	22,000	23,177	22,000	21,218
Equity investments	1,679	1,840	1,679	1,655
Total Investments	$919,223	$921,261	$731,981	$728,812

The table below describes investments by industry composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Advertising and media	4.8%	6.0%
Aerospace and defense	7.0	6.7
Automotive	2.5	3.1
Buildings and real estate	4.9	3.9
Business services	9.0	5.8
Chemicals	4.5	2.5
Consumer products	2.2	0.1
Containers and packaging	1.1	1.5
Distribution	5.7	7.0
Education	2.4	3.0
Energy equipment and services	1.2	1.4
Financial services	1.6	2.0
Food and beverage	6.2	8.1
Healthcare providers and services	7.8	5.5
Healthcare technology	3.1	1.5
Household products	0.5	0.6
Infrastructure and environmental services	0.9	1.1
Internet software and services	8.7	8.7
Leisure and entertainment	2.9	3.3
Manufacturing	1.0	1.2
Oil and gas	4.0	4.3
Professional services	9.8	12.7
Specialty retail	3.0	3.7
Telecommunications	1.7	2.1
Transportation	3.5	4.2
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
United States:
Midwest	20.5%	22.6%
Northeast	20.1	20.5
South	35.6	31.4
West	20.1	21.4
Belgium	1.7	2.2
United Kingdom	2.0	1.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted average total yield of portfolio	8.9%	9.0%
Weighted average total yield of debt and income producing securities	9.0%	9.1%
Weighted average interest rate of debt securities	8.5%	8.6%
Weighted average spread over LIBOR of all floating rate investments	5.8%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$80,559	8.7%	$76,644	10.5%
2	830,478	90.2	641,911	88.1
3	10,224	1.1	10,257	1.4
4	—	—	—	—
5	—	—	—	—
Total	$921,261	100.0%	$728,812	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$917,544	100.0%	$730,302	100.0%
Non-accrual	—	—	—	—
Total	$917,544	100.0%	$730,302	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Total Investment Income	$18,928	$3,089
Less: Net Operating Expenses	10,664	1,256
Net Investment Income (loss)	8,264	1,833
Net realized gain (loss) on investments	233	—
Net change in unrealized gain (loss) on investments	5,241	439
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,738	$2,272

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Interest income from investments	$18,596	$2,883
Other income	332	206
Total investment income	$18,928	$3,089

For the Three Months Ended March 31, 2019 and 2018

Investment income increased to $18.9 million for the three months ended March 31, 2019 from $3.1 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the three months ended March 31, 2019.

Expenses

Expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Offering costs	1,099	1,142
Interest expense	4,961	434
Management fee	3,657	618
Performance based incentive fees	2,297	88
Professional fees	690	483
Directors' fees	149	58
Other general and administrative	456	304
Total operating expenses	$13,309	$3,127
Management and incentive fees waived	(810)	—
Expense Support	(1,835)	(1,871)
Net operating expenses	$10,664	$1,256

For the Three Months Ended March 31, 2019 and 2018

Net operating expenses increased to $10.7 million for the three months ended March 31, 2019 from $1.3 million for the same period in prior year due to increases in other general and administrative expenses, interest expense, professional fees, directors’ fees, management fees and performance based incentive fees of $0.2 million, $4.5 million, $0.2 million, $0.1 million, $3.0 million, and $2.2 million, respectively, which were partially offset by an increase in management and incentive fees waived of $0.8 million.

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

For the three months ended March 31, 2019 and 2018, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net unrealized gain on investments	$5,519	$563
Net unrealized loss on investments	(240)	(124)
Translation of assets and liabilities in foreign currencies	(38)	—
Net unrealized gain (loss) on investments	$5,241	$439

For the three months ended March 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of March 31, 2019, the fair value of our debt investments as a percentage of principal was 98.5% as compared to 97.9% as of December 31, 2018.

For the three months ended March 31, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2017. As of March 31, 2018, the fair value of our debt investments as a percentage of principal was 98.48% as compared to 97.72% as of December 31, 2017.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2019 and 2018 were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net realized gain (loss) on investments	$233	$—
Net realized gain (loss) on investments	$233	$—

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2019 and December 31, 2018, our asset coverage ratios were 246% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2019 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2019, we had $35.2 million in cash. During the three months ended March 31, 2019, we used $169.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $219.3 million, partially offset by sales of portfolio investments of $33.2 million, and other operating activity of $16.3 million. Lastly, cash provided by financing activities was $184.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $66.1 million and proceeds from the issuance of shares of $124.5 million, partially offset by distributions paid of $5.2 million and debt issuance costs of $1.2 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	13,785,927	$127,441	6,490,715	$60,493
Reinvestment of distributions	429,133	3,872	91,958	832
Repurchased Shares	—	—	—	—
Shares/gross proceeds from the continuous public offering	14,215,060	131,313	6,582,673	61,325
Sales load	—	(2,980)	—	(1,651)
Total shares/net proceeds	14,215,060	$128,333	6,582,673	$59,674

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
Total	$0.17	$9,119

The following table presents cash distributions per share that were declared during the three months ended March 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
Total	$0.17	$2,075

On February 27, 2019, the Board declared regular weekly distributions for April 2019 through June 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On May 8, 2019, the Board declared regular weekly distributions for July 2019 through September 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through March 31, 2019, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$8,264	90.6%
Net realized gain (loss) on investments(1)	—	233	2.6
Distributions in excess of net investment income	0.01	622	6.8
Total	$0.17	$9,119	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Three Months Ended March 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.15	$1,833	88.3%
Distributions in excess of net investment income	0.02	242	11.7
Total	$0.17	$2,075	100.0%

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

On March 4, 2019, we conducted a tender offer to repurchase up to $6.2 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to March 31, 2019 was 16.5% (without upfront sales load) and 10.7% (with maximum upfront sales load).  The following table presents cumulative total returns for the three months ended March 31, 2019, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)	1.5%	7.7%	N/A	N/A	8.2%	16.5%	10.7%

________________

(1)	Compounded monthly.

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2019 and 2018:

	March 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$500,000	$368,559	$57,372	$363,948
Promissory Note	50,000	—	50,000	—
Total Debt	$550,000	$368,559	$107,372	$363,948
________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $4.6 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Interest expense	$4,629	$247
Amortization of debt issuance costs	332	$187
Total Interest Expense	$4,961	$434
Average interest rate	5.2%	4.4%
Average daily borrowings	$354,817	$22,200

SPV Asset Facility

On December 1, 2017 (the “Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us, entered into a Credit Agreement (the “SPV Asset Facility”). Parties to the SPV Asset Facility include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility amended the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility, extend the reinvestment period and scheduled maturity of the SPV Asset Facility, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility.  On March 11, 2019, the parties to the SPV Asset Facility amended and restated the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 2”) to establish and modify certain Lender and Administration Agent consent rights, increase the maximum principal amount of the SPV Asset Facility and add new lenders.  On April 29, 2019, the parties to the SPV Asset Facility amended and restated the SPV Asset Facility and the related transaction documents (the “SPV Facility Amendment No. 3”) to increase the maximum principal amount of the SPV Asset Facility and make certain other changes, including dividing the loans under the SPV Asset Facility into two separate Classes, Class A and Class B. The terms of the two classes of loans are generally the same, for example they have the same interest rate and maturity date, but differ with respect to certain make-whole payments, minimum spread payments, unused commitment fees, consent rights and other terms.

The summary below reflects the terms of the SPV Asset Facility as amended by SPV Facility Amendment No. 1, SPV Facility Amendment No. 2, and SPV Facility Amendment No. 3.

From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these contributions. Proceeds from the SPV Asset Facility have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $750 million (increased from $500 million on April 29, 2019 pursuant to the Second Amended and Restated Credit Agreement); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility provides for a reinvestment period up to and including November 30, 2021. (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.

The SPV Asset Facility will mature on November 30, 2022. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month LIBOR rate loans. If LIBOR ceases to exist, we will have to renegotiate the terms of the SPV Asset Facility. The SPV Asset Facility contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the Lenders will not be available to pay our debts.

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

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, our Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On November 6, 2018, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, our Board increased the approved amount to an aggregate of $35 million. On March 8, 2019, the Board increased the approved amount to an aggregate of $50 million. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2019 and 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2019	December 31, 2018
($ in thousands)
AmSpec Services Inc.	First lien senior secured revolving loan	1,510	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	1,009	974
Associations, Inc.	First lien senior secured delayed draw term loan	2,581	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	1,200	2,000

Portfolio Company	Investment	March 31, 2019	December 31, 2018
Brigham Minerals, LLC	First lien senior secured revolving loan	800	800
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	441
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	15,519
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	318	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	1,136	1,136
ConnectWise, LLC	First lien senior secured revolving loan	2,651	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,068	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,791	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	2,300	2,250
Galls, LLC	First lien senior secured revolving loan	1,669	1,865
Galls, LLC	First lien senior secured delayed draw term loan	3,092	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	1,054	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,091	2,602
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	542	—
Hometown Food Company	First lien senior secured revolving loan	447	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	32	46
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	907	867
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,222	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,031	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	4,167	4,167
Lytx, Inc.	First lien senior secured revolving loan	93	93

Portfolio Company	Investment	March 31, 2019	December 31, 2018
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	3,480
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	600	600
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	29	29
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	571	800
RxSense Holdings, LLC	First lien senior secured revolving loan	1,529	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	429	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	1,352	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	529	565
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,841	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$64,657	$89,855

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $7.7 million for the period from October 15, 2015 (Inception) to March 31, 2019, of which $7.7 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser had incurred organization and offering costs on behalf of us in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million had been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of March 31, 2019, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$368,559	$—	$—	$368,559	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$368,559	$—	$—	$368,559	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Our Board has authorized us to enter into a series of Promissory Notes with our Adviser to borrow up to $50 million.  See “ITEM 1. – Notes to Consolidated Financial Statements – Note. 6 Debt” for further details.

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2018 and “ITEM 1A. – RISK FACTORS.”

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2017, and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

As of March 31, 2019, 97.5% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$27.4	$10.9	$16.5
Up 200 basis points	$18.3	$7.3	$11.0
Up 100 basis points	$9.1	$3.6	$5.5
Down 100 basis points	$(9.1)	$(3.6)	$(5.5)
Down 200 basis points	$(15.2)	$(7.3)	$(7.9)
Down 300 basis points	$(16.3)	$(9.5)	$(6.8)

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC for the fiscal year ended December 31, 2018, and the risk factors set forth below, which could materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2019, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price
January 30, 2019	January 29, 2019	155,685	$8.99
February 27, 2019	February 26, 2019	132,347	$9.04
March 27, 2019	March 26, 2019	141,101	$9.04

On March 4, 2019, we conducted a tender offer to repurchase up to $6.2 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

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

10.1

Amended and Restated Credit Agreement, dated as of March 11, 2019, among ORCC II Financing LLC and OR Lending II LLC, as borrowers, the Lenders referred to in the Credit Agreement, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and collateral agent and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 12, 2019).

10.2

Termination of Cooperation Agreement dated as of March 11, 2019, among ORCC II Financing LLC and OR Lending II LLC as borrowers and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 12, 2019).

10.3

Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of March 11, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 12, 2019).

10.4

Second Amended and Restated Credit Agreement, dated as of April 29, 2019, among ORCC II Financing LLC and OR Lending II LLC, as borrowers, the Lenders referred to in the Credit Agreement, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and collateral agent and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 80K, filed April 30, 2019).

10.5

Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of April 29, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 80K, filed April 30, 2019).

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

Owl Rock Capital Corporation II

Date: May 8, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 8, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer