Form 10-Q
period 2019-06-30
Owl Rock Capital Corp II
filed 2019-08-07
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the registrant had 80,480,571 shares of common stock, $0.01 par value per share, outstanding.

i

ii

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $1,104,849 and $731,981, respectively)	$1,108,966	$728,812
Cash	38,954	20,903
Interest receivable	5,867	3,362
Prepaid expenses and other assets	1,849	1,912
Total Assets	$1,155,636	$754,989
Liabilities
Debt (net of deferred unamortized debt issuance costs of $6,687 and $3,703, respectively)	431,957	298,798
Payable for investments purchased	26,545	10,713
Payables to affiliates	6,046	5,298
Accrued expenses and other liabilities	1,971	1,970
Total Liabilities	466,519	316,779
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 and 300,000,000 shares authorized, respectively; 75,877,365 and 48,860,700 shares issued and outstanding, respectively	759	489
Additional paid-in-capital	686,717	442,551
Distributable earnings	1,641	(4,830)
Total Net Assets	689,117	438,210
Total Liabilities and Net Assets	$1,155,636	$754,989
Net Asset Value Per Share	$9.08	$8.97

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$23,157	$6,020	$41,753	$8,903
Other income	342	344	674	550
Total investment income from non-controlled, non-affiliated investments	23,499	6,364	42,427	9,453
Total Investment Income	23,499	6,364	42,427	9,453
Operating Expenses
Offering costs	900	836	1,999	1,978
Interest expense	5,376	1,218	10,337	1,652
Management fee	4,500	1,268	8,156	1,887
Performance based incentive fees	2,795	156	5,092	243
Professional fees	786	571	1,476	1,054
Directors' fees	153	65	302	123
Other general and administrative	417	253	873	558
Total Operating Expenses	14,927	4,367	28,235	7,495
Management and incentive fees waived (Note 3)	(992)	(181)	(1,801)	(181)
Expense support	(1,776)	(775)	(3,611)	(2,646)
Net Operating Expenses	12,159	3,411	22,823	4,668
Net Investment Income (Loss)	$11,340	$2,953	$19,604	$4,785
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$1,981	$778	$7,260	$1,217
Translation of assets and liabilities in foreign currencies	13	—	(25)	—
Total Net Unrealized Gain (Loss)	1,994	778	7,235	1,217
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	—	210	—
Foreign currency transactions	(27)	—	(4)	—
Total Net Realized Gain (Loss)	(27)	—	206	—
Total Net Realized and Unrealized Gain (Loss) on Investments	1,967	778	7,441	1,217
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,307	$3,731	$27,045	$6,002
Earnings Per Share - Basic and Diluted	$0.19	$0.18	$0.43	$0.36
Weighted Average Shares Outstanding - Basic and Diluted	69,110,851	20,861,952	62,240,308	16,869,332

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(8)(22)(23)	First lien senior secured loan	L + 4.50%	11/28/2025	$24,875	$24,643	$24,783	3.6%
Swipe Acquisition Corporation (dba PLI)(6)(22)	First lien senior secured loan	L + 7.75%	6/29/2024	19,936	19,587	19,537	2.8%
Swipe Acquisition Corporation (dba PLI)(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(26)	(10)	—%
				44,811	44,204	44,310	6.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(22)	First lien senior secured loan	L + 5.50%	1/4/2025	17,963	17,712	17,783	2.6%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	22,276	22,124	21,831	3.2%
Space Exploration Technologies Corp.(6)(22)	First lien senior secured loan	L + 4.25%	11/21/2025	24,875	24,648	24,626	3.6%
Valence Surface Technologies LLC(9)(22)	First lien senior secured loan	L + 5.75%	6/28/2025	25,000	24,625	24,625	3.5%
Valence Surface Technologies LLC(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	—	(19)	(19)	—%
Valence Surface Technologies LLC(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(37)	(38)	—%
				90,114	89,053	88,808	12.9%
Automotive
Mavis Tire Express Services Corp.(6)(22)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,549	22,540	3.3%
Mavis Tire Express Services Corp.(6)(14)(16)(21)(22)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	215	178	180	—%
				23,215	22,727	22,720	3.3%
Buildings and real estate
Associations, Inc.(8)(22)	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	27,409	27,103	27,203	3.9%
Associations, Inc.(7)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	2,924	2,871	2,887	0.4%
Associations, Inc.(14)(15)(21)(22)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(11)	(15)	—%
Cheese Acquisition, LLC(8)(22)	First lien senior secured loan	L + 4.75%	11/28/2024	18,839	18,574	18,603	2.7%
Imperial Parking Canada(10)(22)	First lien senior secured loan	C + 5.00%	11/28/2024	3,814	3,729	3,767	0.5%
Cheese Acquisition, LLC(14)(15)(21)(22)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(25)	(28)	—%
				52,986	52,241	52,417	7.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(22)	Second lien senior secured loan	L + 7.75%	2/27/2026	22,486	22,375	22,430	3.3%
CIBT Global, Inc.(8)(22)	Second lien senior secured loan	L + 7.75%	6/2/2025	10,500	10,254	10,369	1.5%
ConnectWise, LLC(8)(22)	First lien senior secured loan	L + 5.50%	2/28/2025	24,787	24,491	24,477	3.6%
ConnectWise, LLC(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(31)	(33)	—%
Vistage International, Inc.(6)(22)	Second lien senior secured loan	L + 8.00%	2/8/2026	5,200	5,162	5,148	0.7%
				62,973	62,251	62,391	9.1%
Chemicals
Douglas Products and Packaging Company LLC(8)(22)	First lien senior secured loan	L + 5.75%	10/19/2022	18,328	18,175	18,144	2.6%
Douglas Products and Packaging Company LLC(8)(14)(21)(22)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	458	449	442	0.1%
Innovative Water Care Global Corporation(8)(22)	First lien senior secured loan	L + 5.00%	2/27/2026	24,938	23,241	23,317	3.4%
				43,724	41,865	41,903	6.1%
Consumer products
Feradyne Outdoors, LLC(8)(22)	First lien senior secured loan	L + 6.25%	5/25/2023	980	972	877	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(22)	First lien senior secured loan	L + 5.50%	3/26/2026	20,120	19,729	19,718	2.9%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.50%	3/26/2021	—	(27)	(28)	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	—	(38)	(40)	—%
				21,100	20,636	20,527	3.0%
Containers and packaging
Pregis Holding I Corporation(7)	First lien senior secured loan	L + 3.50%	5/20/2021	3,968	3,866	3,968	0.6%
Pregis Holding I Corporation(8)(22)	Second lien senior secured loan	L + 7.25%	5/20/2022	7,000	6,896	7,070	1.0%
				10,968	10,762	11,038	1.6%
Distribution
Aramsco, Inc.(6)(22)	First lien senior secured loan	L + 5.25%	8/28/2024	10,568	10,360	10,304	1.5%
Aramsco, Inc.(11)(14)(21)(22)	First lien senior secured revolving loan	P + 4.25%	8/28/2024	104	82	78	—%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(22)(23)	First lien senior secured loan	L + 4.00%	6/11/2026	5,013	4,963	4,963	0.7%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(14)(16)(21)(22)(23)	First lien senior secured delayed draw term loan	L + 4.00%	6/11/2021	—	—	—	—%
Dealer Tire, LLC(6)(22)	First lien senior secured loan	L + 5.50%	12/15/2025	20,199	19,250	19,694	2.9%
Endries Acquisition, Inc.(8)(22)	First lien senior secured loan	L + 6.25%	12/10/2025	19,950	19,622	19,651	2.8%
Endries Acquisition, Inc.(8)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	1,157	1,045	1,053	0.2%
Endries Acquisition, Inc.(8)(14)(21)(22)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	800	752	755	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
Offen, Inc.(8)(22)	First lien senior secured loan	L + 5.00%	6/22/2026	3,673	3,636	3,636	0.5%
Offen, Inc.(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(13)	(13)	—%
				61,464	59,697	60,121	8.7%
Education
2U, Inc.(6)(19)(22)	First lien senior secured loan	L + 5.75%	5/22/2024	20,000	19,705	19,700	2.9%
Learning Care Group (US) No. 2 Inc.(8)(22)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,911	4,925	0.7%
Severin Acquisition, LLC (dba PowerSchool)(8)(22)	Second lien senior secured loan	L + 6.75%	8/3/2026	27,000	26,907	26,968	3.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(22)	First lien senior secured loan	L + 6.00%	5/14/2024	9,741	9,537	9,546	1.4%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(14)(21)(22)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	192	178	178	—%
				61,933	61,238	61,317	8.9%
Energy equipment and services
Hillstone Environmental Partners, LLC(8)(22)	First lien senior secured loan	L + 7.75%	4/25/2023	12,330	12,170	12,330	1.8%
Hillstone Environmental Partners, LLC(8)(21)(22)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	1,560	1,539	1,560	0.2%
Hillstone Environmental Partners, LLC(8)(14)(21)(22)	First lien senior secured delayed draw term loan	L + 7.75%	4/25/2023	1,528	1,402	1,528	0.2%
Liberty Oilfield Services LLC(6)(19)(22)	First lien senior secured loan	L + 7.63%	9/19/2022	1,113	1,099	1,118	0.2%
				16,531	16,210	16,536	2.4%
Financial services
Blackhawk Network Holdings, Inc.(6)(22)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,477	18,336	18,430	2.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(22)	First lien senior secured loan	L + 6.75%	9/6/2022	3,743	3,678	3,649	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(14)(21)(22)	First lien senior secured revolving loan	L + 6.75%	9/6/2022	31	29	29	—%
Transact Holdings, Inc.(7)(22)	First lien senior secured loan	L + 4.75%	4/30/2026	9,000	8,867	8,865	1.3%
				31,251	30,910	30,973	4.5%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(6)(22)	First lien senior secured loan	L + 5.25%	5/15/2024	6,161	6,057	6,038	0.9%
Carolina Beverage Group (fka Cold Spring Brewing Company)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.25%	5/15/2024	—	(7)	(9)	—%
CM7 Restaurant Holdings, LLC(6)(22)	First lien senior secured loan	L + 8.75%	5/22/2023	5,931	5,843	5,814	0.8%
H-Food Holdings, LLC(6)(22)(23)	First lien senior secured loan	L + 4.00%	5/23/2025	7,392	7,257	7,301	1.1%
H-Food Holdings, LLC(6)(22)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,784	17,836	2.6%
Hometown Food Company(6)(22)	First lien senior secured loan	L + 5.00%	8/31/2023	3,203	3,148	3,139	0.5%
Hometown Food Company(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(8)	(9)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(22)	First lien senior secured loan	L + 4.50%	7/30/2025	3,980	3,904	3,900	0.6%
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)(6)(14)(21)(22)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	547	528	527	0.1%
Manna Development Group, LLC(6)(22)	First lien senior secured loan	L + 6.00%	10/24/2022	8,747	8,647	8,616	1.3%
Manna Development Group, LLC(6)(14)(21)(22)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	113	123	—%
Ultimate Baked Goods Midco, LLC(6)(22)	First lien senior secured loan	L + 4.00%	8/11/2025	2,993	2,941	2,933	0.4%
Ultimate Baked Goods Midco, LLC(6)(14)(21)(22)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	233	223	222	—%
				57,520	56,430	56,431	8.3%
Healthcare providers and services
Confluent Health, LLC.(8)(22)	First lien senior secured loan	L + 5.00%	6/24/2026	4,500	4,455	4,455	0.6%
Geodigm Corporation (dba National Dentex)(6)(17)(22)	First lien senior secured loan	L + 6.87%	12/1/2021	19,838	19,683	19,639	2.8%
GI Chill Acquisition (dba California Cryobank)(8)(22)	First lien senior secured loan	L + 4.00%	8/6/2025	2,978	2,964	2,948	0.4%
GI Chill Acquisition (dba California Cryobank)(8)(21)(22)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,261	12,189	1.8%
Premier Imaging, LLC (dba LucidHealth)(6)(22)	First lien senior secured loan	L + 5.50%	1/2/2025	5,970	5,860	5,880	0.9%
RxSense Holdings, LLC(6)(22)	First lien senior secured loan	L + 6.00%	2/15/2024	25,153	24,799	24,776	3.6%
RxSense Holdings, LLC(6)(14)(21)(22)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	764	743	741	0.1%
TC Holdings, LLC (dba TrialCard)(6)(22)	First lien senior secured loan	L + 4.50%	11/14/2023	6,589	6,479	6,589	1.0%
TC Holdings, LLC (dba TrialCard)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(7)	—	—%
				78,167	77,237	77,217	11.2%
Healthcare technology
Bracket Intermediate Holding Corp.(8)(22)	Second lien senior secured loan	L + 8.13%	9/5/2026	3,750	3,680	3,675	0.5%
Interoperability Bidco, Inc.(6)(22)	First lien senior secured loan	L + 5.75%	6/25/2026	19,300	19,059	19,059	2.8%
Interoperability Bidco, Inc.(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(3)	—%
Interoperability Bidco, Inc.(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(12)	(13)	—%
VVC Holding Corp. (dba athenahealth, Inc.)(7)(22)(23)	First lien senior secured loan	L + 4.50%	2/11/2026	24,938	24,457	24,855	3.6%
				47,988	47,182	47,573	6.9%
Household products
Hayward Industries, Inc.(6)(22)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,598	4,675	0.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
LineStar Integrity Services LLC(8)(22)	First lien senior secured loan	L + 7.25%	2/12/2024	8,229	8,095	8,147	1.2%
LineStar Integrity Services LLC(8)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 7.25%	8/12/2019	1,563	1,515	1,547	0.2%
				9,792	9,610	9,694	1.4%
Insurance
Asurion, LLC(6)(22)(23)	Second lien senior secured loan	L + 6.50%	8/4/2025	10,000	10,138	10,131	1.5
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(22)	First lien senior secured loan	L + 4.00%	6/3/2026	7,800	7,549	7,557	1.1
KWOR Acquisition, Inc. (dba Worley Claims Services)(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(25)	(24)	—
KWOR Acquisition, Inc. (dba Worley Claims Services)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 3.75%	6/3/2024	—	(29)	(41)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(22)	Second lien senior secured loan	L + 7.75%	11/30/2026	12,400	12,215	12,214	1.8
				30,200	29,848	29,837	4.4%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(19)(22)	First lien senior secured loan	L + 5.75%	5/13/2025	6,870	6,786	6,784	1.0%
3ES Innovation Inc. (dba Aucerna)(14)(19)(21)(22)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(8)	(9)	—%
Apptio, Inc.(6)(22)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,224	7,253	1.1%
Apptio, Inc.(14)(15)(22)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(9)	(7)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(22)	First lien senior secured loan	L + 4.00%	7/31/2024	2,007	1,972	1,967	0.3%
Genesis Acquisition Co. (dba Procare Software)(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	—	(4)	(5)	—%
Genesis Acquisition Co. (dba Procare Software)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	—	(5)	(6)	—%
IQN Holding Corp. (dba Beeline)(8)(22)	First lien senior secured loan	L + 5.50%	8/20/2024	22,220	21,926	21,887	3.1%
IQN Holding Corp. (dba Beeline)(8)(14)(21)(22)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	822	790	783	0.1%
Lightning Midco, LLC (dba Vector Solutions)(8)(22)	First lien senior secured loan	L + 5.50%	11/21/2025	14,753	14,616	14,606	2.1%
Lightning Midco, LLC (dba Vector Solutions)(8)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	1,221	1,190	1,187	0.2%
Lightning Midco, LLC (dba Vector Solutions)(8)(14)(21)(22)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	1,038	1,023	1,021	0.1%
Litera Bidco LLC(9)(22)	First lien senior secured loan	L + 5.75%	5/31/2026	6,328	6,250	6,249	0.9%
Litera Bidco LLC(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.75%	5/31/2020	—	(22)	(22)	—%
Litera Bidco LLC(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	—	(6)	(6)	—%
MINDBODY, Inc.(6)(22)	First lien senior secured loan	L + 7.00%	2/14/2025	10,179	10,082	10,077	1.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
MINDBODY, Inc.(14)(15)(21)(22)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(10)	(11)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(21)(22)	First lien senior secured loan	L + 6.50%	6/17/2024	23,651	23,437	23,533	3.4%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(2)	(1)	—%
				96,453	95,230	95,280	13.8%
Leisure and entertainment
Troon Golf, L.L.C.(8)(17)(18)(22)	First lien senior secured term loan A and B	L + 6.00% (TLA: L + 3.5%; TLB: L + 6.6%)	3/29/2025	27,052	26,717	27,052	3.9%
Troon Golf, L.L.C.(14)(15)(21)(22)	First lien senior secured revolving loan	L + 6.00%	3/29/2025	—	(6)	—	—%
				27,052	26,711	27,052	3.9%
Manufacturing
Ideal Tridon Holdings, Inc.(6)(22)	First lien senior secured loan	L + 5.75%	7/31/2024	13,301	13,046	13,221	1.9%
Ideal Tridon Holdings, Inc.(8)(14)(21)(22)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	73	49	65	—%
Ideal Tridon Holdings, Inc.(14)(15)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	—	(11)	—	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 5.00%	4/26/2020	1,500	1,442	1,440	0.2%
Professional Plumbing Group, Inc.(8)(22)	First lien senior secured loan	L + 6.75%	4/16/2024	6,771	6,686	6,602	1.0%
Professional Plumbing Group, Inc.(8)(14)(21)(22)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	857	844	829	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(22)	First lien senior secured loan	L + 4.50%	6/28/2026	3,387	3,353	3,353	0.5%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(14)(15)(16)(21)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	—	(4)	(4)	—%
				25,889	25,405	25,506	3.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(21)(22)	First lien senior secured loan	L + 8.25%	8/17/2022	10,114	10,020	10,063	1.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(22)	First lien senior secured loan	L + 5.75%	5/14/2026	5,813	5,741	5,740	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(14)(15)(21)(22)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(7)	(7)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(22)	First lien senior secured loan	L + 5.50%	12/21/2024	13,133	12,909	12,871	1.9%
				29,060	28,663	28,667	4.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(8)(22)	First lien senior secured loan	L + 5.75%	7/2/2024	17,407	17,144	16,972	2.5%
AmSpec Services Inc.(9)(14)(21)(22)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	2,182	2,146	2,121	0.3%
Cardinal US Holdings, Inc.(8)(19)(22)	First lien senior secured loan	L + 5.00%	7/31/2023	31,197	30,791	31,197	4.5%
DMT Solutions Global Corporation(8)(22)	First lien senior secured loan	L + 7.00%	7/2/2024	8,550	8,252	8,208	1.2%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(20)(22)	First lien senior secured loan	L + 7.00%	6/15/2025	26,687	26,224	26,154	3.8%
GC Agile Holdings Limited (dba Apex Fund Services)(14)(15)(20)(21)(22)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(44)	(34)	—%
Gerson Lehrman Group, Inc.(6)(22)	First lien senior secured loan	L + 4.25%	12/12/2024	29,905	29,629	29,606	4.3%
Gerson Lehrman Group, Inc.(14)(15)(21)(22)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(19)	(21)	—%
				115,928	114,123	114,203	16.6%
Specialty retail
EW Holdco, LLC (dba European Wax)(6)(22)	First lien senior secured loan	L + 4.50%	9/25/2024	11,258	11,156	11,145	1.6%
EW Holdco, LLC (dba European Wax)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 4.50%	8/30/2019	—	—	—	—%
Galls, LLC(6)(22)	First lien senior secured loan	L + 6.25%	1/31/2025	14,907	14,750	14,758	2.1%
Galls, LLC(6)(14)(16)(21)(22)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	1,698	1,621	1,681	0.2%
Galls, LLC(6)(14)(21)(22)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	2,749	2,707	2,714	0.4%
				30,612	30,234	30,298	4.3%
Telecommunications
DB Datacenter Holdings Inc.(7)(21)	First lien senior secured loan	L + 3.75%	10/3/2024	10,414	10,395	10,414	1.5%
DB Datacenter Holdings Inc.(6)(22)	Second lien senior secured loan	L + 7.50%	4/3/2025	5,000	4,938	4,950	0.7%
				15,414	15,333	15,364	2.2%
Transportation
Lytx, Inc.(6)(22)	First lien senior secured loan	L + 6.75%	8/31/2023	2,009	1,963	2,009	0.3%
Lytx, Inc.(14)(15)(21)(22)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(2)	—	—%
Motus, LLC and Runzheimer International LLC(8)(17)(22)	First lien senior secured loan	L + 6.33%	1/17/2024	6,431	6,302	6,367	0.9%
Uber Technologies, Inc.(12)(21)(22)(23)	Unsecured note	7.50%	11/1/2023	8,800	8,800	9,332	1.4%
Uber Technologies, Inc.(12)(21)(22)(23)	Unsecured note	8.00%	11/1/2026	13,200	13,200	14,041	1.9%
				30,440	30,263	31,749	4.5%
Total Debt Investments				$1,120,260	$1,102,661	$1,106,607	160.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(13)	Fair Value	Percentage of Net Assets
Equity Investments
Energy equipment and services
Hillstone Environmental Partners, LLC(12)(21)(22)	LLC Interest	N/A	N/A	509	509	509	0.1%
Food and beverage
CM7 Restaurant Holdings, LLC(12)(21)(22)	LLC Interest	N/A	N/A	54	54	45	—%
H-Food Holdings, LLC(12)(21)(22)	LLC Interest	N/A	N/A	16	1,625	1,805	0.3%
				70	1,679	1,850	0.3%
Total Equity Investments				$579	$2,188	$2,359	0.4%
Total Investments				$1,120,839	$1,104,849	$1,108,966	160.9%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2019 was 2.40%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2019 was 2.33%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2019 was 2.32%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2019 was 2.20%.
(10)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2019 was 2.00%.
(11)	The interest rate on these loans is subject to Prime, which as of June 30, 2019 was 5.50%.
(12)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $25.7 million, or 3.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hillstone Environmental Partners, LLC	LLC Interest	May 13, 2019
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018
Uber Technologies, Inc.	Unsecured Notes	October 18, 2018

(13)

As of June 30, 2019, the net estimated unrealized gain of U.S. federal income tax purposes was $2.6 million based on a tax cost basis of $1,106.3 million. As of June 30, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $3.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $5.6 million.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

(14)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(15)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(16)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(17)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(18)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.8 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(19)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2019, non-qualifying assets represented 9.3% of total assets as calculated in accordance with the regulatory requirements.

(20)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See Note 6 “Debt.”
(21)	Investment is not pledged as collateral on the SPV Asset Facility.
(22)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  See Note 3 “Agreements and Related Party Transactions.”

(23)	Level 2 investment.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$11,340	$2,953	$19,604	$4,785
Net unrealized gain (loss) on investments	1,994	778	7,235	1,217
Net realized gain (loss) on investments	(27)	—	206	—
Net Increase (Decrease) in Net Assets Resulting from Operations	13,307	3,731	27,045	6,002
Distributions
Distributions declared from earnings(1)	(11,455)	(3,391)	(20,574)	(5,466)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(11,455)	(3,391)	(20,574)	(5,466)
Capital Share Transactions
Issuance of shares of common stock	113,160	82,023	237,621	140,866
Reinvestment of shareholders' distributions	4,938	1,415	8,810	2,247
Repurchased shares	(1,995)	(149)	(1,995)	(149)
Net Increase in Net Assets Resulting from Capital Share Transactions	116,103	83,289	244,436	142,964
Total Increase in Net Assets	117,955	83,629	250,907	143,500
Net Assets, at beginning of period	571,162	148,954	438,210	89,083
Net Assets, at end of period	$689,117	$232,583	$689,117	$232,583

________________

(1)

For the three months ended June 30, 2018, distributions from net investment income, and distributions in excess of net investment income were $3.0 million and $0.4 million, respectively, and have been consolidated for comparative purposes. For the six months ended June 30, 2018, distributions from net investment income, and distributions in excess of net investment income were $4.8 million and $0.7 million, respectively, and have been consolidated for comparative purposes

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,045	$6,002
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(459,501)	(311,814)
Proceeds from investments and investment repayments, net	89,675	17,335
Net change in unrealized (gain) loss on investments	(7,260)	(1,217)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	25	—
Net realized (gain) loss on investments	(210)	—
Net realized (gain) loss on foreign currency transactions relating to investments	25	—
Paid-in-kind interest	(842)	—
Net amortization of discount on investments	(2,015)	(376)
Amortization of debt issuance costs	862	377
Amortization of offering costs	1,999	1,978
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	—	167
(Increase) decrease in interest receivable	(2,505)	(1,094)
(Increase) decrease in prepaid expenses and other assets	(1,936)	(2,233)
Increase (decrease) in payable for investments purchased	15,832	26,851
Increase (decrease) in management fee payable	—	(375)
Increase (decrease) in payables to affiliates	748	1,938
Increase (decrease) in accrued performance based incentive fees	—	244
Increase (decrease) in accrued expenses and other liabilities	1	734
Net cash used in operating activities	(338,057)	(261,483)
Cash Flows from Financing Activities
Borrowings on debt	218,776	208,000
Repayments of debt	(82,684)	(99,750)
Debt issuance costs	(3,846)	(137)
Proceeds from issuance of common shares	237,621	141,083
Distributions paid to shareholders	(11,764)	(3,368)
Repurchased shares	(1,995)	—
Net cash provided by financing activities	356,108	245,828
Net increase (decrease) in cash	18,051	(15,655)
Cash, beginning of period	20,903	43,131
Cash, end of period	$38,954	$27,476

Supplemental and Non-Cash Information
Interest paid during the period	$8,760	$1,073
Distributions declared during the period	$20,574	$5,466
Reinvestment of distributions during the period	$8,810	$2,247

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through June 30, 2019, the Company has issued 74,436,279 shares of its common stock for gross proceeds of approximately $691.8 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of August 7, 2019, the Company has issued 78,794,875 shares of its common stock and has raised total gross proceeds of approximately $732.1 million, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, no investments are on non-accrual status.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 3. Agreements and Related Party Transactions

As of June 30, 2019, the Company had payables to affiliates of $6.0 million, primarily comprised of $3.9 million of management fees (net of waivers) and $4.5 million of accrued performance based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $3.6 million of Expense Support pursuant to the Expense Support Agreement.

As of December 31, 2018, the Company had payables to affiliates of $5.3 million, primarily comprised of $2.3 million of management fees (net of waivers) and $1.9 million of offering costs pursuant to the Investment Advisory Agreement, and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by Expense Support pursuant to the Expense Support Agreement.

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

For the three and six months ended June 30, 2019, the Company incurred expenses of approximately $0.3 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2018, the Company incurred expenses of approximately $0.2 million and $0.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and six months ended June 30, 2019, the Company incurred management fees (net of waivers) of approximately $3.9 million and $7.0 million, respectively. For the three and six months ended June 30, 2018, the Company incurred management fees (net of waivers) of approximately $1.1 million and $1.7 million, respectively.

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

For the three and six months ended June 30, 2019, the Company incurred performance based incentive fees (net of waivers) based on net investment income of $2.0 million and $3.6 million. For the three and six months ended June 30, 2018, the Company did not incur performance based incentive fees (net of waivers) based on net investment income.

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

For the three and six months ended June 30, 2019, the Company accrued performance based incentive fees (net of waivers) based on capital gains of $0.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2018, the Company accrued performance based incentive fees (net of waivers) based on capital gains of $156 thousand and $243 thousand, respectively.

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

For the three and six months ended June 30, 2019, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.7 million and $1.7 million, respectively. For the three and six months ended June 30, 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $1.3 million and $2.2 million, respectively.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORCPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other portfolio funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

As of June 30, 2019, the amount of Expense Support Payments provided by the Adviser since inception is $9.2 million. During the three and six months ended June 30, 2019 and 2018, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	1.75%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	1.75%
December 31, 2017	856	—	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.75%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	1.75%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	1.75%
Total	$9,197	$1,319	$7,878

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$897,479	$899,504	$599,832	$598,222
Second-lien senior secured debt investments	183,182	183,730	108,470	107,717
Unsecured debt investments	22,000	23,373	22,000	21,218
Equity investments	2,188	2,359	1,679	1,655
Total Investments	$1,104,849	$1,108,966	$731,981	$728,812

The industry composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Advertising and media	4.0%	6.0%
Aerospace and defense	8.0	6.7
Automotive	2.0	3.1
Buildings and real estate	4.7	3.9
Business services	5.6	5.8
Chemicals	3.8	2.5
Consumer products	1.9	0.1
Containers and packaging	1.0	1.5
Distribution	5.4	7.0
Education	5.5	3.0
Energy equipment and services	1.5	1.4
Financial services	2.8	2.0
Food and beverage	5.3	8.1
Healthcare providers and services	7.0	5.5
Healthcare technology	4.3	1.5
Household products	0.4	0.6
Infrastructure and environmental services	0.9	1.1
Insurance	2.7	-
Internet software and services	8.6	8.7
Leisure and entertainment	2.4	3.3
Manufacturing	2.3	1.2
Oil and gas	2.6	4.3
Professional services	10.3	12.7
Specialty retail	2.7	3.7
Telecommunications	1.4	2.1
Transportation	2.9	4.2
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
United States:
Midwest	18.1%	22.6%
Northeast	16.1	20.5
South	38.1	31.4
West	21.9	21.4
Belgium	2.8	2.2
Canada	0.6	-
United Kingdom	2.4	1.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$61,902	$837,602	$899,504
Second-lien senior secured debt investments	$—	$10,131	$173,599	183,730
Unsecured debt investments	$—	$23,373	$—	23,373
Equity investments	$—	$—	$2,359	2,359
Total Investments	$—	$95,406	$1,013,560	$1,108,966

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$10,446	$587,776	$598,222
Second-lien senior secured debt investments	—	—	107,717	107,717
Unsecured debt investments	—	21,218	—	21,218
Equity investments	—	—	1,655	1,655
Total Investments	$—	$31,664	$697,148	$728,812

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2019 and 2018:

	As of and for the Three Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$716,034	$123,761	$1,840	$841,635
Purchases of investments, net(2)	174,796	50,327	509	225,632
Proceeds from investments, net	(55,045)	(1,300)	—	(56,345)
Net change in unrealized gain (loss)	505	741	10	1,256
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	1,312	70	—	1,382
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$837,602	$173,599	$2,359	$1,013,560

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Six Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	349,559	65,750	509	415,818
Proceeds from investments, net	(81,085)	(1,300)	—	(82,385)
Net change in unrealized gain (loss) on investments	2,549	1,307	195	4,051
Net realized gain (loss) on investments	22	—	—	22
Net amortization of discount on investments	1,846	125	—	1,971
Transfers into (out of) Level 3(1)	(23,065)	—	—	(23,065)
Fair value, end of period	$837,602	$173,599	$2,359	$1,013,560

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$116,987	$79,804	$377	$197,168
Purchases of investments, net	136,434	10,920	54	147,408
Proceeds from investments, net	(2,977)	(2,922)	—	(5,899)
Net change in unrealized gain (loss)	504	88	150	742
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	189	49	—	238
Transfers into (out of) Level 3(1)	(4,955)	—	—	(4,955)
Fair value, end of period	$246,182	$87,939	$581	$334,702

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	217,161	67,032	54	284,247
Proceeds from investments, net	(11,343)	(5,922)	—	(17,265)
Net change in unrealized gain (loss) on investments	920	153	150	1,223
Net realized gain (loss) on investments	—	—	—	—
Net amortization of discount on investments	271	90	—	361
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$246,182	$87,939	$581	$334,702

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents information with respect to the net change in unrealized gains on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2019 on Investments Held at June 30, 2019	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2018 on Investments Held at June 30, 2018
First-lien senior secured debt investments	$2,543	$541
Second-lien senior secured debt investments	1,307	91
Equity investments	195	150
Total Investments	$4,045	$782

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2019 on Investments Held at June 30, 2019	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2018 on Investments Held at June 30, 2018
First-lien senior secured debt investments	$2,549	$922
Second-lien senior secured debt investments	1,307	179
Equity investments	195	150
Total Investments	$4,051	$1,251

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$111,264	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	726,338	Yield Analysis	Market Yield	5.5%-14.1% (8.8%)	Decrease
Second-lien senior secured debt investments	$30,644	Recent Transaction	Transaction Price	98.5%-98.9% (98.8%)	Increase
	142,955	Yield Analysis	Market Yield	9.0%-11.8% (10.5%)	Decrease
Equity investments	$1,850	Market Approach	EBITDA Multiple	7.0x - 11.5x (11.4x)	Increase
	509	Recent Transaction	Transaction Price	1.00	Increase

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$117,707	Recent Transaction	Transaction Price	97.3% - 99.8% (98.7%)	Increase
	426,518	Yield Analysis	Market Yield	6.4%-13.9% (10.1%)	Decrease
Second-lien senior secured debt investments	$107,717	Yield Analysis	Market Yield	10.7%-12.4% (11.7%)	Decrease
Equity investments	$30	Market Approach	EBITDA Multiple	7.25x	Increase
	1,625	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $43,551, which the Company valued using indicative bid prices obtained from brokers.

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 248% and 240% as of June 30, 2019 and December 31, 2018, respectively.

Debt obligations consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$438,644	$36,518	$431,957
Promissory Note	50,000	—	50,000	—
Total Debt	$800,000	$438,644	$86,518	$431,957

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $6.7 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $3.7 million.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$4,846	$1,028	$9,475	$1,275
Amortization of debt issuance costs	530	190	862	$377
Total Interest Expense	$5,376	$1,218	$10,337	$1,652
Average interest rate	4.9%	4.8%	5.0%	4.7%
Average daily borrowings	$385,681	$85,299	$372,212	$53,924

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$—
AmSpec Services Inc.	First lien senior secured revolving loan	279	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	939	974
Associations, Inc.	First lien senior secured delayed draw term loan	2,116	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	987	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	800
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	441

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2019	December 31, 2018
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	15,519
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	1,136
ConnectWise, LLC	First lien senior secured revolving loan	2,651	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,068	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,790	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	2,200	2,250
EW Holdco, LLC (dba European Wax)	First lien senior secured delayed draw term loan	1,333	—
Galls, LLC	First lien senior secured revolving loan	687	1,865
Galls, LLC	First lien senior secured delayed draw term loan	4,756	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,091	2,602
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	—	—
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	10,697	—
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	1,094	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,200	46
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,790	1,789
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	453	867

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2019	December 31, 2018
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	780	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,222	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	686	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	2,604	4,167
Litera Bidco LLC	First lien senior secured delayed draw term loan	3,544	—
Litera Bidco LLC	First lien senior secured revolving loan	506	—
Lytx, Inc.	First lien senior secured revolving loan	93	93
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	3,480
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	4,500	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,072	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	600
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	55	29
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	286	800
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	—
RxSense Holdings, LLC	First lien senior secured revolving loan	764	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	413	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	332	565

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2019	December 31, 2018
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	7,500	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,841	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$94,660	$89,855

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $8.5 million for the period from October 15, 2015 (Inception) to June 30, 2019, of which $8.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2019, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 300,000,000 to 450,000,000. Pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-213716), the Company registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	26,263,005	$242,787	15,534,318	$144,508
Reinvestment of distributions	973,642	8,810	247,703	2,247
Repurchased Shares	(219,982)	(1,995)	(16,397)	(149)
Shares/gross proceeds from the continuous public offering	27,016,665	249,602	15,765,624	146,606
Sales load	—	(5,166)	—	(3,642)
Total shares/net proceeds	27,016,665	$244,436	15,765,624	$142,964

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	12,477,078	$115,346	9,043,603	$84,014
Reinvestment of distributions	544,509	4,938	155,745	1,415
Repurchased Shares	(219,982)	(1,995)	(16,397)	(149)
Shares/gross proceeds from the continuous public offering	12,801,605	118,289	9,182,951	85,280
Sales load	—	(2,186)	—	(1,991)
Total shares/net proceeds	12,801,605	$116,103	9,182,951	$83,289

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2019

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
Total	$0.34	$20,574

The following table presents cash distributions per share that were declared during the six months ended June 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,391
Total	$0.34	$5,466

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

On July 30, 2019, the Board declared regular weekly distributions for October 2019 through December 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through June 30, 2019, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33	$19,604	95.3%
Net realized gain (loss) on investments(1)	—	206	1.0
Distributions in excess of net investment income	0.01	764	3.7
Total	$0.34	$20,574	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Six Months Ended June 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$4,785	87.5%
Distributions in excess of net investment income	0.04	681	12.5
Total	$0.34	$5,466	100.0%

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

On May 21, 2018, the Company conducted a tender offer to repurchase $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On March 4, 2019, the Company conducted a tender offer to repurchase up to $6.2 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

On May 13, 2019, the Company conducted a tender offer to repurchase up to $9.0 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 12, 2019). The offer expired on June 10, 2019, with approximately 100,108 shares purchased in connection with the repurchase offer.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations	$13,307	$3,731	$27,045	$6,002
Weighted average shares of common stock outstanding—basic and diluted	69,110,851	20,861,952	62,240,308	16,869,332
Earnings per common share-basic and diluted	$0.19	$0.18	$0.43	$0.36

Note 10. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, at beginning of period	$8.97	$9.03
Results of operations:
Net investment income(1)	0.31	0.28
Net realized and unrealized gain (loss)(5)	0.14	0.08
Net increase in net assets resulting from operations	0.45	0.36
Shareholder distributions:
Distributions from net investment income(2)	(0.33)	(0.30)
Distributions from net realized gains(2)(8)	—	—
Distributions in excess of net investment income(2)	(0.01)	(0.04)
Net decrease in net assets from shareholders' distributions	(0.34)	(0.34)
Capital share transactions:
Issuance of common stock above net asset value	—	0.02
Net increase in net assets resulting from capital share transactions	—	0.02
Net asset value, at end of period	$9.08	$9.07

Total Return(3)(6)	3.7%	4.0%

Ratios
Ratio of net expenses to average net assets(4)(7)	8.1%	5.8%
Ratio of net investment income to average net assets(4)(7)	6.9%	6.2%
Portfolio turnover rate	9.0%	7.2%

Supplemental Data
Weighted-average shares outstanding	62,240,308	16,869,332
Shares outstanding, end of period	75,877,365	25,631,839
Net assets, end of period	$689,117	$232,583

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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
(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2019 and 2018, the total operating expenses to average net assets were 10.0% and 9.2%, respectively, prior to expense support provided by the Adviser and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through June 30, 2019, we have issued 74,436,279 shares of our common stock for gross proceeds of approximately $691.8 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of August 7, 2019, we have issued 78,794,875 shares of our common stock and have raised total gross proceeds of approximately $732.1 million, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. On July 18, 2019, Owl Rock Capital Corporation's common stock began trading on the New York Stock Exchange under the symbol "ORCC" and on July 22, 2019, Owl Rock Closed its initial public offering.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2019, our Adviser and its affiliates have originated $14.8 billion aggregate principal amount of investments, of which $13.5 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of June 30, 2019, our average investment size in each of our portfolio companies was approximately $14.0 million based on fair value. As of June 30, 2019, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 94.3% of our total portfolio based on fair value, had weighted average annual revenue of $544 million and weighted average annual EBITDA of $104 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2019, 97.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2019, the amount of Expense Support payments provided by our Adviser since inception is $9.2 million.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of June 30, 2019, based on fair value, our portfolio consisted of 81.1% first lien debt investments, 16.6% second-lien debt investments, 2.1% unsecured debt investments and 0.2% equity investments.

As of June 30, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.7% and 8.7%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.7% and 8.7%, respectively.

As of June 30, 2019 we had investments in 79 portfolio companies with an aggregate fair value of $1,109.0 million.

Our investment activity for the three months ended June 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended June 30,
	2019	2018
New investment commitments
Gross originations	$273,636	$197,667
Less: Sell downs	—	(17,909)
Total new investment commitments	$273,636	$179,758
Principal amount of investment funded:
First-lien senior secured debt investments	$168,187	$144,777
Second-lien senior secured debt investments	60,567	10,394
Unsecured debt investments	—	—
Equity investments	509	54
Total principal amount of investments funded	$229,263	$155,225
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(47,724)	$(1,848)
Second-lien senior secured debt investments	(1,300)	(2,922)
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(49,024)	$(4,770)
Number of new investment commitments in new portfolio companies(1)	14	12
Average new investment commitment amount	$12,035	$11,225
Weighted average term for new investment commitments (in years)	6.1	5.5
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.3%	8.8%
Weighted average spread over LIBOR of new floating rate investment commitments	5.9%	6.5%
________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.32% and 2.34% as of June 30, 2019 and 2018, respectively.

Investments at fair value and amortized cost consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$897,479	$899,504	$599,832	$598,222
Second-lien senior secured debt investments	183,182	183,730	108,470	107,717
Unsecured debt investments	22,000	23,373	22,000	21,218
Equity investments	2,188	2,359	1,679	1,655
Total Investments	$1,104,849	$1,108,966	$731,981	$728,812

The table below describes investments by industry composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Advertising and media	4.0%	6.0%
Aerospace and defense	8.0	6.7
Automotive	2.0	3.1
Buildings and real estate	4.7	3.9
Business services	5.6	5.8
Chemicals	3.8	2.5
Consumer products	1.9	0.1
Containers and packaging	1.0	1.5
Distribution	5.4	7.0
Education	5.5	3.0
Energy equipment and services	1.5	1.4
Financial services	2.8	2.0
Food and beverage	5.3	8.1
Healthcare providers and services	7.0	5.5
Healthcare technology	4.3	1.5
Household products	0.4	0.6
Infrastructure and environmental services	0.9	1.1
Insurance	2.7	-
Internet software and services	8.6	8.7
Leisure and entertainment	2.4	3.3
Manufacturing	2.3	1.2
Oil and gas	2.6	4.3
Professional services	10.3	12.7
Specialty retail	2.7	3.7
Telecommunications	1.4	2.1
Transportation	2.9	4.2
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
United States:
Midwest	18.1%	22.6%
Northeast	16.1	20.5
South	38.1	31.4
West	21.9	21.4
Belgium	2.8	2.2
Canada	0.6	-
United Kingdom	2.4	1.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted average total yield of portfolio	8.7%	9.0%
Weighted average total yield of debt and income producing securities	8.7%	9.1%
Weighted average interest rate of debt securities	8.3%	8.6%
Weighted average spread over LIBOR of all floating rate investments	5.9%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$82,703	7.5%	$76,644	10.5%
2	1,015,849	91.6	641,911	88.1
3	10,414	0.9	10,257	1.4
4	—	—	—	—
5	—	—	—	—
Total	$1,108,966	100.0%	$728,812	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,102,661	100.0%	$730,302	100.0%
Non-accrual	—	—	—	—
Total	$1,102,661	100.0%	$730,302	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Total Investment Income	$23,499	$6,364	$42,427	$9,453
Less: Net Operating Expenses	12,159	3,411	22,823	4,668
Net Investment Income (Loss)	11,340	2,953	19,604	4,785
Net realized gain (loss)	(27)	—	206	—
Net change in unrealized gain (loss)	1,994	778	7,235	1,217
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,307	$3,731	$27,045	$6,002

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest income from investments	$23,157	$6,020	$41,753	$8,903
Other income	342	344	674	550
Total investment income	$23,499	$6,364	$42,427	$9,453

For the Three Months Ended June 30, 2019 and 2018

Investment income increased to $23.5 million for the three months ended June 30, 2019 from $6.4 million in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, as well as an increase in interest income from the acceleration of the amortization of upfront fees and prepayment fees as a result of receiving full paydowns from four investments. Our investment portfolio, at par, increased from $0.4 billion as of June 30, 2018, to $1.1 billion as of June 30, 2019.

For the Six Months Ended June 30, 2019 and 2018

Investment income increased to $42.4 million for the six months ended June 30, 2019 from $9.5 million in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, as well as an increase in interest income from the acceleration of the amortization of upfront fees and prepayment fees as a result of receiving full paydowns from four investments. Our investment portfolio, at par, increased from $0.4 billion as of June 30, 2018, to $1.1 billion as of June 30, 2019.

Expenses

Expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Offering costs	900	836	1,999	1,978
Interest expense	5,376	1,218	10,337	1,652
Management fee	4,500	1,268	8,156	1,887
Performance based incentive fees	2,795	156	5,092	243
Professional fees	786	571	1,476	1,054
Directors' fees	153	65	302	123
Other general and administrative	417	253	873	558
Total operating expenses	$14,927	$4,367	$28,235	$7,495
Management and incentive fees waived	(992)	(181)	(1,801)	(181)
Expense Support	(1,776)	(775)	(3,611)	(2,646)
Net operating expenses	$12,159	$3,411	$22,823	$4,668

For the Three Months Ended June 30, 2019 and 2018

Net operating expenses increased to $12.2 million for the three months ended June 30, 2019 from $3.4 million for the same period in prior year primarily due to increases in interest expense and management fees.  The increase in interest expense of $4.2 million was driven by an increase in average daily borrowings to $386 million from $85 million period over period. The increase in management fees of $3.2 million is primarily due to an increase in gross assets.

For the Six Months Ended June 30, 2019 and 2018

Net operating expenses increased to $22.8 million for the six months ended June 30, 2019 from $4.7 million for the same period in prior year primarily due to increases in interest expense and management fees. The increase in interest expense of $8.7 million was driven by an increase in average daily borrowings to $372 million from $54 million period over period.  The increase in management fees of $6.3 million is primarily due to an increase in gross assets.

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

For the three and six months ended June 30, 2019 and 2018, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net unrealized gain on investments	$2,728	$992	$8,247	$1,416
Net unrealized loss on investments	(747)	(214)	(987)	(199)
Translation of assets and liabilities in foreign currencies	13	—	(25)	—
Net unrealized gain (loss)	$1,994	$778	$7,235	$1,217

For the Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2019. As of June 30, 2019, the fair value of our debt investments as a percentage of principal was 98.8% as compared to 98.5% as of March 31, 2019.

For the three months ended June 30, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2018. As of June 30, 2018, the fair value of our debt investments as a percentage of principal was 98.6% as compared to 98.5% as of March 31, 2018.

For the Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of June 30, 2019, the fair value of our debt investments as a percentage of principal was 98.8% as compared to 97.9% as of December 31, 2018.

For the six months ended June 30, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2017. As of June 30, 2018, the fair value of our debt investments as a percentage of principal was 98.6% as compared to 97.7% as of December 31, 2017.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2019 and 2018 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net realized gain (loss) on investments	$—	$—	$210	$—
Net realized gain (loss) on foreign currency transactions	$(27)	$—	$(4)	$—
Net realized gain (loss)	$(27)	$—	$206	$—

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2019 and December 31, 2018, our asset coverage ratios were 248% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2019 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2019, we had $39.0 million in cash. During the six months ended June 30, 2019, we used $338.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $459.5 million, partially offset by sales of portfolio investments of $89.7 million, and other operating activity of $31.7 million. Lastly, cash provided by financing activities was $356.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $136.1 million and proceeds from the issuance of shares of $237.6 million, partially offset by distributions paid of $11.8 million, repurchased shares of $2.0 million and debt issuance costs of $3.8 million.

Net Assets

Share Issuances

In connection with our formation, we have the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, we amended our charter to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 450,000,000. Pursuant to our Registration Statement on Form N-2 (File No. 333-213716), we registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share.

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

The following table summarizes transactions with respect to shares of our common stock during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	26,263,005	$242,787	15,534,318	$144,508
Reinvestment of distributions	973,642	8,810	247,703	2,247
Repurchased Shares	(219,982)	(1,995)	(16,397)	(149)
Shares/gross proceeds from the continuous public offering	27,016,665	249,602	15,765,624	146,606
Sales load	—	(5,166)	—	(3,642)
Total shares/net proceeds	27,016,665	$244,436	15,765,624	$142,964

The following table summarizes transactions with respect to shares of our common stock during the three months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	12,477,078	$115,346	9,043,603	$84,014
Reinvestment of distributions	544,509	4,938	155,745	1,415
Repurchased Shares	(219,982)	(1,995)	(16,397)	(149)
Shares/gross proceeds from the continuous public offering	12,801,605	118,289	9,182,951	85,280
Sales load	—	(2,186)	—	(1,991)
Total shares/net proceeds	12,801,605	$116,103	9,182,951	$83,289

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
Total	$0.34	$20,574

The following table presents cash distributions per share that were declared during the six months ended June 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,391
Total	$0.34	$5,466

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

On July 30, 2019, the Board declared regular weekly distributions for October 2019 through December 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through June 30, 2019, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33	$19,604	95.3%
Net realized gain (loss) on investments(1)	—	206	1.0
Distributions in excess of net investment income	0.01	764	3.7
Total	$0.34	$20,574	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Six Months Ended June 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$4,785	87.5%
Distributions in excess of net investment income	0.04	681	12.5
Total	$0.34	$5,466	100.0%

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

On May 21, 2018, we conducted a tender offer to repurchase $1.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 20, 2018). The offer expired on June 18, 2018, with 11,973 shares purchased in connection with the repurchase offer.

On March 4, 2019, we conducted a tender offer to repurchase up to $6.2 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

On May 13, 2019, we conducted a tender offer to repurchase up to $9.0 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 12, 2019). The offer expired on June 10, 2019, with approximately 100,108 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to June 30, 2019 was 19.2% (without upfront sales load) and 13.2% (with maximum upfront sales load).  The following table presents cumulative total returns for the six months ended June 30, 2019, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	3.7%	8.1%	N/A	N/A	8.5%	19.2%	13.2%

________________

(1)	Compounded monthly.
(2)

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2019 and 2018:

	June 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$438,644	$36,518	$431,957
Promissory Note	50,000	—	50,000	—
Total Debt	$800,000	$438,644	$86,518	$431,957

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $6.7 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$4,846	$1,028	$9,475	$1,275
Amortization of debt issuance costs	530	190	862	$377
Total Interest Expense	$5,376	$1,218	$10,337	$1,652
Average interest rate	4.9%	4.8%	5.0%	4.7%
Average daily borrowings	$385,681	$85,299	$372,212	$53,924

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$—
AmSpec Services Inc.	First lien senior secured revolving loan	279	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	939	974
Associations, Inc.	First lien senior secured delayed draw term loan	2,116	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	987	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	800
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	441
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	15,519
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	1,136
ConnectWise, LLC	First lien senior secured revolving loan	2,651	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,068	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,790	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	2,200	2,250
EW Holdco, LLC (dba European Wax)	First lien senior secured delayed draw term loan	1,333	—
Galls, LLC	First lien senior secured revolving loan	687	1,865
Galls, LLC	First lien senior secured delayed draw term loan	4,756	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	2,981

Portfolio Company	Investment	June 30, 2019	December 31, 2018
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	293	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,091	2,602
Hillstone Environmental Partners, LLC	First lien senior secured revolving loan	—	—
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	10,697	—
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	1,094	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,200	46
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,790	1,789
KSLB Holdings, LLC (dba Sara Lee Frozen Bakery)	First lien senior secured revolving loan	453	867
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	780	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,222	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	686	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	2,604	4,167
Litera Bidco LLC	First lien senior secured delayed draw term loan	3,544	—
Litera Bidco LLC	First lien senior secured revolving loan	506	—
Lytx, Inc.	First lien senior secured revolving loan	93	93
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	3,480
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	4,500	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,072	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	600
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	55	29

Portfolio Company	Investment	June 30, 2019	December 31, 2018
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	286	800
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	—
RxSense Holdings, LLC	First lien senior secured revolving loan	764	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	413	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	332	565
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	7,500	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,841	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$94,660	$89,855

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $8.5 million for the period from October 15, 2015 (Inception) to June 30, 2019, of which $8.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of June 30, 2019, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$438,644	$—	$—	$438,644	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$438,644	$—	$—	$438,644	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

As of June 30, 2019, 97.9% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$32.9	$13.2	$19.7
Up 200 basis points	$22.0	$8.8	$13.2
Up 100 basis points	$11.0	$4.4	$6.6
Down 100 basis points	$(10.9)	$(4.4)	$(6.5)
Down 200 basis points	$(16.2)	$(8.8)	$(7.4)
Down 300 basis points	$(17.0)	$(10.2)	$(6.8)

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors discuss in Part I, "ITEM 1A. RISK FACTORS" in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the three months ended June 30, 2019, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price
January 30, 2019	January 29, 2019	155,685	$8.99
February 27, 2019	February 26, 2019	132,347	$9.04
March 27, 2019	March 26, 2019	141,101	$9.04
May 1, 2019	April 30, 2019	191,022	$9.07
May 29, 2019	May 28, 2019	170,492	$9.07
June 26, 2019	June 25, 2019	182,995	$9.07

On March 4, 2019, we conducted a tender offer to repurchase up to $6.2 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

On May 13, 2019, we conducted a tender offer to repurchase up to $9.0 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.07 per share (which reflects the net offering price per share in effect as of June 12, 2019). The offer expired on June 10, 2019, with approximately 100,108 shares purchased in connection with the repurchase offer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 30, 2019, our Board appointed Bryan Cole, our Chief Accounting Officer and Controller, to serve as our Chief Financial Officer effective August 8, 2019. Mr. Cole will continue in his role as Chief Accounting Officer and Controller. The role of Chief Financial Officer was previously held by Alan Kirshenbaum, who will continue to serve as the Company's Chief Operating Officer and as a director.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 18, 2019).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

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

10.2

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

Owl Rock Capital Corporation II

Date: August 7, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 7, 2019	By:	/s/ Alan Kirshenbaum
Alan Kirshenbaum
Chief Operating Officer and Chief Financial Officer