Form 10-Q
period 2019-09-30
Owl Rock Capital Corp II
filed 2019-11-06
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 94,634,278 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $1,285,486 and $731,981, respectively)	$1,283,647	$728,812
Cash	18,147	20,903
Interest receivable	9,077	3,362
Receivable for investments sold	5,283	—
Prepaid expenses and other assets	2,174	1,912
Total Assets	$1,318,328	$754,989
Liabilities
Debt (net of deferred unamortized debt issuance costs of $6,242 and $3,703, respectively)	512,350	298,798
Payable for investments purchased	—	10,713
Payables to affiliates	7,808	5,298
Accrued expenses and other liabilities	2,179	1,970
Total Liabilities	522,337	316,779
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 and 300,000,000 shares authorized, respectively; 88,175,617 and 48,860,700 shares issued and outstanding, respectively	882	489
Additional paid-in-capital	798,262	442,551
Distributable earnings	(3,153)	(4,830)
Total Net Assets	795,991	438,210
Total Liabilities and Net Assets	$1,318,328	$754,989
Net Asset Value Per Share	$9.03	$8.97

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$27,123	$10,566	$68,876	$19,469
Other income	601	194	1,275	744
Total investment income from non-controlled, non-affiliated investments	27,724	10,760	70,151	20,213
Total Investment Income	27,724	10,760	70,151	20,213
Operating Expenses
Offering costs	919	853	2,918	2,831
Interest expense	6,704	2,492	17,041	4,144
Management fee	5,302	1,884	13,458	3,771
Performance based incentive fees	1,864	240	6,956	483
Professional fees	764	395	2,240	1,449
Directors' fees	162	103	464	226
Other general and administrative	514	299	1,387	857
Total Operating Expenses	16,229	6,266	44,464	13,761
Management and incentive fees waived (Note 3)	(991)	(333)	(2,792)	(513)
Expense support	(1,081)	—	(4,692)	(2,646)
Recoupment of expense support	—	899	—	899
Net Operating Expenses	14,157	6,832	36,980	11,501
Net Investment Income (Loss)	$13,567	$3,928	$33,171	$8,712
Net Realized and Unrealized Gain (Loss) on Investments
Net unrealized gain (loss):
Non-controlled, non-affiliated investments	$(5,551)	$513	$1,709	$1,730
Translation of assets and liabilities in foreign currencies	(354)	—	(379)	—
Total Net Unrealized Gain (Loss)	(5,905)	513	1,330	1,730
Net realized gain (loss):
Non-controlled, non-affiliated investments	1,112	687	1,322	687
Foreign currency transactions	(4)	—	(8)	—
Total Net Realized Gain (Loss)	1,108	687	1,314	687
Total Net Realized and Unrealized Gain (Loss) on Investments	(4,797)	1,200	2,644	2,417
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,770	$5,128	$35,815	$11,129
Earnings Per Share - Basic and Diluted	$0.11	$0.17	$0.52	$0.52
Weighted Average Shares Outstanding - Basic and Diluted	81,841,262	30,328,039	68,895,710	21,404,867

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(7)(21)	First lien senior secured loan	L + 4.50%	11/28/2025	$24,813	$24,589	$23,835	3.0%
Swipe Acquisition Corporation (dba PLI)(6)(21)	First lien senior secured loan	L + 7.75%	6/29/2024	19,808	19,476	19,313	2.4%
Swipe Acquisition Corporation (dba PLI)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 7.75%	9/30/2019	—	(25)	(21)	—%
				44,621	44,040	43,127	5.4%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(7)(21)	First lien senior secured loan	L + 5.75%	1/4/2025	24,502	24,096	24,256	3.0%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	22,276	22,142	21,831	2.7%
Space Exploration Technologies Corp.(6)(21)	First lien senior secured loan	L + 4.25%	11/21/2025	24,813	24,594	24,440	3.1%
Valence Surface Technologies LLC(6)(21)	First lien senior secured loan	L + 5.75%	6/28/2025	24,938	24,577	24,563	3.1%
Valence Surface Technologies LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	—	(18)	(113)	—%
Valence Surface Technologies LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(36)	(38)	—%
				96,529	95,355	94,939	11.9%
Automotive
Mavis Tire Express Services Corp.(6)(21)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,561	22,540	2.8%
Mavis Tire Express Services Corp.(6)(13)(15)(21)	Second lien senior secured delayed draw term loan	L + 7.50%	3/20/2020	215	179	180	—%
				23,215	22,740	22,720	2.8%
Buildings and real estate
Associations, Inc.(7)(21)	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	27,563	27,270	27,288	3.4%
Associations, Inc.(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	2,945	2,895	2,884	0.4%
Associations, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(10)	(15)	—%
Cheese Acquisition, LLC(7)(21)	First lien senior secured loan	L + 4.75%	11/28/2024	18,794	18,542	18,512	2.3%
Cheese Acquisition, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(24)	(34)	—%
Imperial Parking Canada(9)(21)	First lien senior secured loan	C + 5.00%	11/28/2024	3,753	3,720	3,696	0.5%
Velocity Commercial Capital, LLC(6)(21)	First lien senior secured loan	L + 7.50%	8/29/2024	27,500	27,162	27,157	3.4%
				80,555	79,555	79,488	10.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(21)	Second lien senior secured loan	L + 7.75%	2/27/2026	22,486	22,378	22,430	2.8%
CIBT Global, Inc.(7)(21)	Second lien senior secured loan	L + 7.75%	6/2/2025	10,500	10,262	10,395	1.3%
ConnectWise, LLC(7)(21)	First lien senior secured loan	L + 5.50%	2/28/2025	24,725	24,441	24,478	3.1%
ConnectWise, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(30)	(27)	—%
Entertainment Benefits Group, LLC(6)(21)	First lien senior secured loan	L + 5.75%	9/27/2025	20,500	20,193	20,193	2.5%
Entertainment Benefits Group, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 5.75%	9/27/2024	600	555	555	0.1%
Vistage International, Inc.(6)(21)	Second lien senior secured loan	L + 8.00%	2/8/2026	5,200	5,163	5,174	0.7%
				84,011	82,962	83,198	10.5%
Chemicals
Douglas Products and Packaging Company LLC(7)(21)	First lien senior secured loan	L + 5.75%	10/19/2022	18,281	18,141	18,008	2.3%
Douglas Products and Packaging Company LLC(7)(13)(20)(21)	First lien senior secured revolving loan	L + 5.75%	10/19/2022	153	144	130	—%
Innovative Water Care Global Corporation(7)(21)	First lien senior secured loan	L + 5.00%	2/27/2026	24,875	23,232	22,388	2.8%
				43,309	41,517	40,526	5.1%
Consumer products
Feradyne Outdoors, LLC(6)(21)	First lien senior secured loan	L + 6.25%	5/25/2023	978	970	890	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(7)(21)	First lien senior secured loan	L + 5.50%	3/26/2026	20,070	19,691	19,568	2.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.50%	3/26/2021	420	390	374	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	—	(36)	(50)	—%
				21,468	21,015	20,782	2.6%
Containers and packaging
Pregis Topco LLC(7)(21)	Second lien senior secured loan	L + 8.00%	7/30/2027	28,667	28,101	28,093	3.5%
				28,667	28,101	28,093	3.5%
Distribution
Aramsco, Inc.(6)(21)	First lien senior secured loan	L + 5.25%	8/28/2024	10,541	10,343	10,331	1.3%
Aramsco, Inc.(6)(13)(20)(21)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	452	431	431	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(6)(21)(22)	First lien senior secured loan	L + 4.00%	6/11/2026	668	662	659	0.1%
BCPE Empire Holdings, Inc. (dba Imperial-Dade)(13)(14)(15)(20)(21)(22)	First lien senior secured delayed draw term loan	L + 4.00%	6/11/2021	—	—	(1)	—%
Dealer Tire, LLC(6)(21)	First lien senior secured loan	L + 5.50%	12/15/2025	20,149	19,230	20,187	2.5%
Endries Acquisition, Inc.(6)(21)	First lien senior secured loan	L + 6.25%	12/10/2025	19,900	19,582	19,502	2.5%
Endries Acquisition, Inc.(6)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	1,207	1,099	1,068	0.1%
Endries Acquisition, Inc.(13)(20)(21)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(45)	(60)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Offen, Inc.(7)(21)	First lien senior secured loan	L + 5.00%	6/22/2026	3,663	3,628	3,627	0.5%
Offen, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(13)	(13)	—%
				56,580	54,917	55,731	7.1%
Education
2U, Inc.(6)(18)(21)	First lien senior secured loan	L + 5.75%	5/22/2024	20,000	19,718	19,600	2.5%
Learning Care Group (US) No. 2 Inc.(6)(21)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,000	4,914	4,950	0.6%
Severin Acquisition, LLC (dba PowerSchool)(7)(21)	Second lien senior secured loan	L + 6.75%	8/3/2026	27,000	26,909	26,865	3.4%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(7)(21)	First lien senior secured loan	L + 6.00%	5/14/2024	9,717	9,520	9,522	1.2%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(7)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	192	179	178	—%
				61,909	61,240	61,115	7.7%
Energy equipment and services
Hillstone Environmental Partners, LLC(7)(21)	First lien senior secured loan	L + 7.75%	4/25/2023	12,330	12,179	12,514	1.6%
Hillstone Environmental Partners, LLC(7)(20)(21)	First lien senior secured revolving loan	L + 7.75%	4/25/2023	1,560	1,541	1,560	0.2%
Hillstone Environmental Partners, LLC(7)(13)(20)(21)	First lien senior secured delayed draw term loan	L + 7.75%	4/25/2023	3,056	2,930	3,102	0.4%
Liberty Oilfield Services LLC(6)(18)(21)	First lien senior secured loan	L + 7.63%	9/19/2022	1,104	1,091	1,110	0.1%
				18,050	17,741	18,286	2.3%
Financial services
Blackhawk Network Holdings, Inc.(6)(21)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,477	18,339	18,430	2.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(21)	First lien senior secured loan	L + 6.00%	9/6/2022	3,733	3,673	3,677	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	9/6/2022	5	4	4	—%
Transact Holdings, Inc.(7)(21)	First lien senior secured loan	L + 4.75%	4/30/2026	9,000	8,871	8,820	1.1%
				31,215	30,887	30,931	3.9%
Food and beverage
Carolina Beverage Group (fka Cold Spring Brewing Company)(6)(21)	First lien senior secured loan	L + 4.75%	5/15/2024	5,600	5,510	5,516	0.7%
Carolina Beverage Group (fka Cold Spring Brewing Company)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.75%	5/15/2024	—	(7)	(7)	—%
CM7 Restaurant Holdings, LLC(6)(21)	First lien senior secured loan	L + 8.75%	5/22/2023	5,931	5,848	5,814	0.7%
H-Food Holdings, LLC(6)(21)(22)	First lien senior secured loan	L + 4.00%	5/23/2025	6,710	6,599	6,338	0.8%
H-Food Holdings, LLC(6)(21)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,796	17,108	2.1%
Hometown Food Company(6)(21)	First lien senior secured loan	L + 5.00%	8/31/2023	3,203	3,151	3,155	0.4%
Hometown Food Company(13)(20)(21)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	173	165	165	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Manna Development Group, LLC(6)(21)	First lien senior secured loan	L + 6.00%	10/24/2022	8,703	8,610	8,573	1.1%
Manna Development Group, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	115	123	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(21)	First lien senior secured loan	L + 4.50%	7/30/2025	4,299	4,222	4,213	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(13)(20)(21)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	613	596	593	0.1%
Ultimate Baked Goods Midco, LLC(6)(21)	First lien senior secured loan	L + 4.00%	8/11/2025	2,978	2,928	2,918	0.4%
Ultimate Baked Goods Midco, LLC(10)(13)(20)(21)	First lien senior secured revolving loan	P + 3.00%	8/9/2023	212	202	200	—%
				56,755	55,735	54,709	6.8%
Healthcare providers and services
Confluent Health, LLC.(7)(21)	First lien senior secured loan	L + 5.00%	6/24/2026	4,489	4,445	4,421	0.6%
Covenant Surgical Partners, Inc.(6)(21)	First lien senior secured loan	L + 4.00%	7/1/2026	5,167	5,116	5,115	0.6%
Covenant Surgical Partners, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.00%	7/1/2021	—	(10)	(10)	—%
Geodigm Corporation (dba National Dentex)(6)(16)(21)	First lien senior secured loan	L + 6.87%	12/1/2021	19,788	19,649	19,491	2.4%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(7)(21)	First lien senior secured loan	L + 4.00%	8/6/2025	1,602	1,595	1,602	0.2%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(7)(21)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,263	12,251	1.5%
Nelipak Holding Company(6)(21)	First lien senior secured loan	L + 4.25%	7/2/2026	5,741	5,630	5,627	0.7%
Nelipak Holding Company(20)(21)(23)	First lien senior secured loan	E + 4.50%	7/2/2026	5,625	5,663	5,512	0.7%
Nelipak Holding Company(6)(13)(20)(21)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	320	303	302	—%
Nelipak Holding Company(13)(20)(21)(23)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	52	36	32	—%
Nelipak Holding Company(6)(21)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,877	7,874	1.0%
Nelipak Holding Company(20)(21)(23)	Second lien senior secured loan	E + 8.50%	7/2/2027	7,817	7,906	7,700	1.0%
Premier Imaging, LLC (dba LucidHealth)(6)(21)	First lien senior secured loan	L + 5.50%	1/2/2025	5,955	5,849	5,895	0.7%
RxSense Holdings, LLC(6)(21)	First lien senior secured loan	L + 6.00%	2/15/2024	24,835	24,502	24,462	3.1%
RxSense Holdings, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	764	744	741	0.1%
TC Holdings, LLC (dba TrialCard)(6)(21)	First lien senior secured loan	L + 4.50%	11/14/2023	6,573	6,469	6,573	0.8%
TC Holdings, LLC (dba TrialCard)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(6)	—	—%
				109,097	108,031	107,588	13.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Healthcare technology
Bracket Intermediate Holding Corp.(6)(21)	Second lien senior secured loan	L + 8.13%	9/5/2026	3,750	3,682	3,675	0.5%
Definitive Healthcare Holdings, LLC(7)(21)	First lien senior secured loan	L + 5.50%	7/16/2026	27,444	27,176	27,170	3.4%
Definitive Healthcare Holdings, LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(30)	(30)	—%
Definitive Healthcare Holdings, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(15)	(15)	—%
Interoperability Bidco, Inc.(6)(21)	First lien senior secured loan	L + 5.75%	6/25/2026	19,252	19,018	19,011	2.4%
Interoperability Bidco, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(3)	—%
Interoperability Bidco, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(12)	(13)	—%
VVC Holding Corp. (dba athenahealth, Inc.)(7)(21)(22)	First lien senior secured loan	L + 4.50%	2/11/2026	24,875	24,411	24,783	3.1%
				75,321	74,228	74,578	9.4%
Household products
Hayward Industries, Inc.(6)(21)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,600	4,629	0.6%
				4,675	4,600	4,629	0.6%
Infrastructure and environmental services
LineStar Integrity Services LLC(7)(21)	First lien senior secured loan	L + 7.25%	2/12/2024	14,514	14,275	14,369	1.8%
				14,514	14,275	14,369	1.8%
Insurance
Asurion, LLC(6)(21)(22)	Second lien senior secured loan	L + 6.50%	8/4/2025	10,000	10,134	10,155	1.3%
Integrity Marketing Acquisition, LLC(7)(21)	First lien senior secured loan	L + 5.75%	8/27/2025	17,244	16,988	16,985	2.1%
Integrity Marketing Acquisition, LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	12/27/2019	—	(42)	(42)	—%
Integrity Marketing Acquisition, LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	—	(25)	(25)	—%
Integrity Marketing Acquisition, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(28)	(28)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(21)	First lien senior secured loan	L + 4.00%	6/3/2026	7,781	7,537	7,547	0.9%
KWOR Acquisition, Inc. (dba Worley Claims Services)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(24)	(23)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(27)	(39)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(21)	Second lien senior secured loan	L + 7.75%	11/30/2026	12,400	12,220	12,152	1.5%
Norvax, LLC (dba GoHealth)(6)(21)	First lien senior secured loan	L + 6.50%	9/12/2025	27,273	26,866	26,864	3.4%
Norvax, LLC (dba GoHealth)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(41)	(41)	—
				74,698	73,558	73,505	9.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(18)(21)	First lien senior secured loan	L + 5.75%	5/13/2025	7,100	7,015	6,976	0.9%
3ES Innovation Inc. (dba Aucerna)(13)(14)(18)(20)(21)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(8)	(12)	—%
Apptio, Inc.(7)(21)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,229	7,253	0.9%
Apptio, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(9)	(7)	—%
Genesis Acquisition Co. (dba Procare Software)(7)(21)	First lien senior secured loan	L + 3.75%	7/31/2024	2,002	1,969	1,962	0.2%
Genesis Acquisition Co. (dba Procare Software)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	—	(4)	(5)	—%
Genesis Acquisition Co. (dba Procare Software)(13)(20)(21)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	103	98	97	—%
IQN Holding Corp. (dba Beeline)(7)(21)	First lien senior secured loan	L + 5.50%	8/20/2024	22,163	21,881	21,832	2.7%
IQN Holding Corp. (dba Beeline)(7)(13)(20)(21)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	822	792	783	0.1%
Lightning Midco, LLC (dba Vector Solutions)(7)(21)	First lien senior secured loan	L + 5.50%	11/21/2025	14,716	14,584	14,496	1.8%
Lightning Midco, LLC (dba Vector Solutions)(7)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2020	3,206	3,176	3,155	0.4%
Lightning Midco, LLC (dba Vector Solutions)(7)(13)(20)(21)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	1,038	1,024	1,012	0.1%
Litera Bidco LLC(8)(21)	First lien senior secured loan	L + 5.75%	5/31/2026	10,632	10,486	10,499	1.3%
Litera Bidco LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	—	(12)	(13)	—%
MINDBODY, Inc.(6)(21)	First lien senior secured loan	L + 7.00%	2/14/2025	10,179	10,085	10,077	1.3%
MINDBODY, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(10)	(11)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(20)(21)	First lien senior secured loan	L + 6.50%	6/17/2024	23,591	23,387	23,356	2.9%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(2)	(2)	—%
				102,916	101,681	101,448	12.6%
Leisure and entertainment
Troon Golf, L.L.C.(7)(16)(17)(21)	First lien senior secured term loan A and B	L + 6.00% (TLA: L + 3.5%; TLB: L + 6.6%)	3/29/2025	26,984	26,662	26,984	3.4%
Troon Golf, L.L.C.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.00%	3/29/2025	—	(6)	—	—%
				26,984	26,656	26,984	3.4%
Manufacturing
Ideal Tridon Holdings, Inc.(7)(21)	First lien senior secured loan	L + 5.75%	7/31/2024	13,268	13,024	13,201	1.7%
Ideal Tridon Holdings, Inc.(7)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	634	618	631	0.1%
Ideal Tridon Holdings, Inc.(7)(13)(20)(21)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	73	51	67	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC(dba Material Handling Services)(7)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.00%	4/26/2020	5,176	5,122	5,086	0.6%
PHM Netherlands Midco B.V. (dba Loparex)(7)(21)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,068	26,040	3.3%
Professional Plumbing Group, Inc.(7)(21)	First lien senior secured loan	L + 6.75%	4/16/2024	6,754	6,673	6,585	0.8%
Professional Plumbing Group, Inc.(7)(13)(20)(21)	First lien senior secured revolving loan	L + 6.75%	4/16/2024	857	845	829	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(21)	First lien senior secured loan	L + 4.50%	6/28/2026	3,378	3,346	3,345	0.4%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	—	(4)	(4)	—%
				58,140	55,743	55,780	7.0%
Oil and gas
Black Mountain Sand Eagle Ford LLC(7)(20)(21)	First lien senior secured loan	L + 8.25%	8/17/2022	10,113	10,028	10,113	1.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(7)(21)	First lien senior secured loan	L + 5.75%	5/14/2026	5,798	5,728	5,697	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(7)	(10)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(21)	First lien senior secured loan	L + 5.50%	12/21/2024	13,133	12,917	12,805	1.6%
				29,044	28,666	28,605	3.6%
Professional services
AmSpec Services Inc.(7)(21)	First lien senior secured loan	L + 6.25%	7/2/2024	19,205	18,909	18,821	2.4%
AmSpec Services Inc.(10)(13)(20)(21)	First lien senior secured revolving loan	P + 4.25%	7/2/2024	185	150	135	—%
Cardinal US Holdings, Inc.(7)(18)(21)	First lien senior secured loan	L + 5.00%	7/31/2023	31,118	30,737	31,118	3.9%
DMT Solutions Global Corporation(8)(21)	First lien senior secured loan	L + 7.00%	7/2/2024	8,437	8,155	8,184	1.0%
GC Agile Holdings Limited (dba Apex Fund Services)(7)(18)(20)(21)	First lien senior secured loan	L + 7.00%	6/15/2025	26,628	26,182	26,095	3.3%
GC Agile Holdings Limited (dba Apex Fund Services)(13)(14)(15)(18)(20)(21)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(41)	(34)	—%
Gerson Lehrman Group, Inc.(6)(21)	First lien senior secured loan	L + 4.25%	12/12/2024	29,830	29,565	29,382	3.7%
Gerson Lehrman Group, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(18)	(31)	—%
				115,403	113,639	113,670	14.3%
Specialty retail
EW Holdco, LLC (dba European Wax)(6)(21)	First lien senior secured loan	L + 4.50%	9/25/2024	12,565	12,455	12,440	1.6%
Galls, LLC(7)(21)	First lien senior secured loan	L + 6.25%	1/31/2025	14,869	14,719	14,572	1.8%
Galls, LLC(6)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	1,694	1,621	1,654	0.2%
Galls, LLC(7)(13)(20)(21)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	2,749	2,700	2,665	0.3%
				31,877	31,495	31,331	3.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Telecommunications
DB Datacenter Holdings Inc.(6)(21)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,686	6,705	0.8%
				6,773	6,686	6,705	0.8%
Transportation
Lytx, Inc.(6)(21)	First lien senior secured loan	L + 6.75%	8/31/2023	2,004	1,961	2,004	0.3%
Lytx, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(2)	—	—%
Motus, LLC and Runzheimer International LLC(7)(16)(21)	First lien senior secured loan	L + 6.33%	1/17/2024	6,398	6,276	6,302	0.8%
				8,402	8,235	8,306	1.1%
Total Debt Investments				$1,304,728	$1,283,298	$1,281,143	160.7%
Equity Investments
Energy equipment and services
Hillstone Environmental Partners, LLC(11)(20)(21)	LLC Interest	N/A	N/A	509	509	672	0.1%
				509	509	672	0.1%
Food and beverage
CM7 Restaurant Holdings, LLC(11)(20)(21)	LLC Interest	N/A	N/A	54	54	48	—%
H-Food Holdings, LLC(11)(20)(21)	LLC Interest	N/A	N/A	16	1,625	1,784	0.2%
				70	1,679	1,832	0.2%
Total Equity Investments				$579	$2,188	$2,504	0.3%
Total Investments				$1,305,307	$1,285,486	$1,283,647	161.0%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2019 was 2.02%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2019 was 2.09%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2019 was 2.06%.
(9)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2019 was 2.02%.
(10)	The interest rate on these loans is subject to Prime, which as of September 30, 2019 was 5.00%.
(11)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $2.5 million, or 0.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hillstone Environmental Partners, LLC	LLC Interest	May 13, 2019

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2019

(Amounts in thousands, except share amounts)

(Unaudited)

(12)

As of September 30, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $3.0 million based on a tax cost basis of $1,286.7 million. As of September 30, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $7.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $4.3 million.

(13)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(14)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(15)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(17)

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

(18)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2019, non-qualifying assets represented 6.4% of total assets as calculated in accordance with the regulatory requirements.

(19)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See Note 6 “Debt.”
(20)	Investment is not pledged as collateral on the SPV Asset Facility.
(21)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  See Note 3 “Agreements and Related Party Transactions.”

(22)	Level 2 investment.
(23)	The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2019 was (0.4)%.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$13,567	$3,928	$33,171	$8,712
Net unrealized gain (loss) on investments	(5,905)	513	1,330	1,730
Net realized gain (loss) on investments	1,108	687	1,314	687
Net Increase (Decrease) in Net Assets Resulting from Operations	8,770	5,128	35,815	11,129
Distributions
Distributions declared from earnings(1)	(13,564)	(4,986)	(34,138)	(10,451)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(13,564)	(4,986)	(34,138)	(10,451)
Capital Share Transactions
Issuance of shares of common stock	107,656	86,393	345,277	227,259
Reinvestment of shareholders' distributions	6,143	2,061	14,953	4,308
Repurchased shares	(2,131)	(1,075)	(4,126)	(1,224)
Net Increase in Net Assets Resulting from Capital Share Transactions	111,668	87,379	356,104	230,343
Total Increase in Net Assets	106,874	87,521	357,781	231,021
Net Assets, at beginning of period	689,117	232,583	438,210	89,083
Net Assets, at end of period	$795,991	$320,104	$795,991	$320,104

________________

(1)

For the three months ended September 30, 2018, distributions from net investment income, realized gain, and distributions in excess of net investment income were $3.9 million, $0.7 million and $0.4 million, respectively, and have been consolidated for comparative purposes. For the nine months ended September 30, 2018, distributions from net investment income, realized gains, and distributions in excess of net investment income were $8.7 million, $0.7 million and $1.1 million, respectively, and have been consolidated for comparative purposes

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$35,815	$11,129
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(705,547)	(539,288)
Proceeds from investments and investment repayments, net	157,541	122,445
Net change in unrealized (gain) loss on investments	(1,709)	(1,730)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	379	—
Net realized (gain) loss on investments	(1,322)	(687)
Net realized (gain) loss on foreign currency transactions relating to investments	25	—
Paid-in-kind interest	(1,188)	(106)
Net amortization of discount on investments	(3,014)	(980)
Amortization of debt issuance costs	1,458	664
Amortization of offering costs	2,918	2,831
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	—	167
(Increase) decrease in interest receivable	(5,715)	(2,316)
(Increase) decrease in receivable for investments sold	(5,283)
(Increase) decrease in prepaid expenses and other assets	(3,180)	(3,569)
Increase (decrease) in payable for investments purchased	(10,713)	7,507
Increase (decrease) in management fee payable	—	(375)
Increase (decrease) in payables to affiliates	2,510	4,618
Increase (decrease) in accrued performance based incentive fees	—	421
Increase (decrease) in accrued expenses and other liabilities	209	586
Net cash used in operating activities	(536,816)	(398,683)
Cash Flows from Financing Activities
Borrowings on debt	308,775	321,000
Repayments of debt	(92,684)	(165,000)
Debt issuance costs	(3,997)	(2,224)
Proceeds from issuance of common shares	345,277	227,476
Distributions paid to shareholders	(19,185)	(7,367)
Repurchased shares	(4,126)	—
Net cash provided by financing activities	534,060	373,885
Net increase (decrease) in cash	(2,756)	(24,798)
Cash, beginning of period	20,903	43,131
Cash, end of period	$18,147	$18,333

Supplemental and Non-Cash Information
Interest paid during the period	$15,374	$3,202
Distributions declared during the period	$34,138	$10,451
Reinvestment of distributions during the period	$14,953	$4,308

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

The Company is conducting a continuous public offering for up to 264,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through September 30, 2019, the Company has issued 86,292,681 shares of its common stock for gross proceeds of approximately $801.3 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of November 5, 2019, the Company has issued 92,458,548 shares of its common stock and has raised total gross proceeds of approximately $858.0 million, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, no investments are on non-accrual status.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2018. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local authorities.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 3. Agreements and Related Party Transactions

As of September 30, 2019, the Company had payables to affiliates of $7.8 million, primarily comprised of $4.5 million of management fees (net of waivers) and $6.1 million of accrued performance based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $4.7 million of Expense Support pursuant to the Expense Support Agreement.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses of approximately $0.4 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2018, the Company incurred expenses of approximately $0.3 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2019, the Company incurred management fees (net of waivers) of approximately $4.5 million and $11.5 million, respectively. For the three and nine months ended September 30, 2018, the Company incurred management fees (net of waivers) of approximately $1.6 million and $3.3 million, respectively.

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

For the three and nine months ended September 30, 2019, the Company incurred performance based incentive fees (net of waivers) based on net investment income of $2.5 million and $6.1 million. For the three and nine months ended September 30, 2018, the Company did not incur performance based incentive fees (net of waivers) based on net investment income.

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

For the three and nine months ended September 30, 2019, the Company accrued performance based incentive fees (net of waivers) based on capital gains of $(0.9) million and $38 thousand, respectively. For the three and nine months ended September 30, 2018, the Company accrued performance based incentive fees (net of waivers) based on capital gains of $177 thousand and $421 thousand, respectively.

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

For the three and nine months ended September 30, 2019, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.9 million and $2.6 million, respectively. For the three and nine months ended September 30, 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $1.3 million and $3.5 million, respectively.

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

As of September 30, 2019, the amount of Expense Support Payments provided by the Adviser since inception is $10.3 million. During the three and nine months ended September 30, 2019, the Company did not repay expense support to the Adviser. During the three and nine months ended September 30, 2018, the Company repaid expense support of $0.9 million and $0.9 million, respectively. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Lesser of Other Operating Expense Ratio or 1.75%(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	1.75%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	1.75%
December 31, 2017	856	—	856	7.0%	December 31, 2020	1.75%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	1.75%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.75%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	1.75%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	1.75%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	1.75%
Total	$10,278	$1,319	$8,959

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,035,260	$1,033,797	$599,832	$598,222
Second-lien senior secured debt investments	248,038	247,346	108,470	107,717
Unsecured debt investments	-	-	22,000	21,218
Equity investments	2,188	2,504	1,679	1,655
Total Investments	$1,285,486	$1,283,647	$731,981	$728,812

The industry composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Advertising and media	3.4%	6.0%
Aerospace and defense	7.4	6.7
Automotive	1.8	3.1
Buildings and real estate	6.2	3.9
Business services	6.5	5.8
Chemicals	3.2	2.5
Consumer products	1.6	0.1
Containers and packaging	2.2	1.5
Distribution	4.3	7.0
Education	4.8	3.0
Energy equipment and services	1.5	1.4
Financial services	2.4	2.0
Food and beverage	4.4	8.1
Healthcare providers and services	8.4	5.5
Healthcare technology	5.8	1.5
Household products	0.4	0.6
Infrastructure and environmental services	1.1	1.1
Insurance	5.7	-
Internet software and services	7.9	8.7
Leisure and entertainment	2.1	3.3
Manufacturing	4.3	1.2
Oil and gas	2.2	4.3
Professional services	8.9	12.7
Specialty retail	2.4	3.7
Telecommunications	0.5	2.1
Transportation	0.6	4.2
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The geographic composition of investments based on fair value as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
United States:
Midwest	19.5%	22.6%
Northeast	17.8	20.5
South	39.2	31.4
West	18.6	21.4
Belgium	2.4	2.2
Canada	0.5	-
United Kingdom	2.0	1.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2019 and December 31, 2018:

	Fair Value Hierarchy as of September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$31,779	$1,002,018	$1,033,797
Second-lien senior secured debt investments	$—	$10,155	$237,191	247,346
Equity investments	$—	$—	$2,504	2,504
Total Investments	$—	$41,934	$1,241,713	$1,283,647

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$10,446	$587,776	$598,222
Second-lien senior secured debt investments	$—	$—	$107,717	107,717
Unsecured debt investments	$—	$21,218	$—	21,218
Equity investments	$—	$—	$1,655	1,655
Total Investments	$—	$31,664	$697,148	$728,812

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2019 and 2018:

	As of and for the Three Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$837,602	$173,599	$2,359	$1,013,560
Purchases of investments, net(2)	174,732	71,658	—	246,390
Proceeds from investments, net	(32,737)	(7,000)	(11)	(39,748)
Net change in unrealized gain (loss)	(3,148)	(1,267)	145	(4,270)
Net realized gains (losses)	7	—	11	18
Net amortization of discount on investments	779	201	—	980
Transfers into (out of) Level 3(1)	24,783	—	—	24,783
Fair value, end of period	$1,002,018	$237,191	$2,504	$1,241,713

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Nine Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	524,289	142,333	509	667,131
Proceeds from investments, net	(113,946)	(13,375)	(11)	(127,332)
Net change in unrealized gain (loss) on investments	5	39	340	384
Net realized gain (loss) on investments	3	150	11	164
Net amortization of discount on investments	2,638	327	—	2,965
Transfers into (out of) Level 3(1)	1,252	—	—	1,252
Fair value, end of period	$1,002,017	$237,191	$2,504	$1,241,712

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$246,182	$87,939	$581	$334,702
Purchases of investments, net	195,357	31,055	—	226,412
Proceeds from investments, net	(55,574)	(19,854)	(921)	(76,349)
Net change in unrealized gain (loss)	536	132	(156)	512
Net realized gains (losses)	3	54	544	601
Net amortization of discount on investments	493	111	—	604
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$386,997	$99,437	$48	$486,482

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	412,517	98,088	54	510,659
Proceeds from investments, net	(66,917)	(25,776)	(921)	(93,614)
Net change in unrealized gain (loss) on investments	1,459	285	(6)	1,738
Net realized gain (loss) on investments	3	54	544	601
Net amortization of discount on investments	762	200	—	962
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$386,997	$99,437	$48	$486,482

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2019 on Investments Held at September 30, 2019	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$1,462	$536
Second-lien senior secured debt investments	381	132
Equity investments	171	(156)
Total Investments	$2,014	$512

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2019 on Investments Held at September 30, 2019	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2018 on Investments Held at September 30, 2018
First-lien senior secured debt investments	$371	$1,459
Second-lien senior secured debt investments	(52)	285
Equity investments	340	(6)
Total Investments	$659	$1,738

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$135,321	Recent Transaction	Transaction Price	92.5% - 99.0% (98.6%)	Increase
	822,675	Yield Analysis	Market Yield	5.3%-13.4% (8.8%)	Decrease
Second-lien senior secured debt investments	$69,707	Recent Transaction	Transaction Price	93.0%-98.5% (96.2%)	Increase
	167,484	Yield Analysis	Market Yield	9.0%-12.5% (10.1%)	Decrease
Equity investments	$2,504	Market Approach	EBITDA Multiple	7.0x - 12.8x (11.9x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $44,022, which the Company valued using indicative bid prices obtained from brokers

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

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 253% and 240% as of September 30, 2019 and December 31, 2018, respectively.

Debt obligations consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$518,592	$55,779	$512,350
Promissory Note	50,000	—	50,000	—
Total Debt	$800,000	$518,592	$105,779	$512,350

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $6.2 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $3.7 million.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$6,108	$2,205	$15,583	$3,480
Amortization of debt issuance costs	596	287	1,458	664
Total Interest Expense	$6,704	$2,492	$17,041	$4,144
Average interest rate	4.7%	4.8%	4.9%	4.8%
Average daily borrowings	$511,745	$178,606	$419,234	$95,941

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

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by the Adviser, and in any event due and payable in full no later than January 15, 2018. On November 7, 2017, the Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018.  On November 6, 2018, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On October 30, 2019, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2019 and December 31, 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$—
AmSpec Services Inc.	First lien senior secured revolving loan	2,277	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	591	974
Associations, Inc.	First lien senior secured delayed draw term loan	2,116	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	132	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	800

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	441
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	15,519
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	1,136
ConnectWise, LLC	First lien senior secured revolving loan	2,651	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	1,033	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,373	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,738	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	2,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,400	—
Galls, LLC	First lien senior secured revolving loan	1,423	1,865
Galls, LLC	First lien senior secured delayed draw term loan	4,756	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	190	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,091	2,602
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	9,169	—
Hometown Food Company	First lien senior secured revolving loan	298	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,200	46
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,785	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,103	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	780	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	228	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	686	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	4,167
Litera Bidco LLC	First lien senior secured revolving loan	1,013	—
Lytx, Inc.	First lien senior secured revolving loan	93	93
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	3,480
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	820	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	600
Nelipak Holding Company	First lien senior secured revolving loan	741	—
Nelipak Holding Company	First lien senior secured revolving loan	560	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	80	29
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,729	—
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	286	800
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	—
RxSense Holdings, LLC	First lien senior secured revolving loan	764	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	413	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	387	867
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	353	565
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	7,500	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,420	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$109,542	$89,855

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $9.4 million for the period from October 15, 2015 (Inception) to September 30, 2019, of which $9.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2019, management was not aware of any pending or threatened litigation.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company has the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 300,000,000 to 450,000,000. Pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-213716), the Company registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share and pursuant to the Company’s Registration Statement of Form N-2 (File No. 333-232183), the Company registered an additional 160,000,000 common shares, par value $0.01 per share, at an initial public offering price of $9.56 per share.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	38,119,408	$352,311	25,050,051	$233,570
Reinvestment of distributions	1,650,184	14,953	474,888	4,308
Repurchased Shares	(454,675)	(4,126)	(134,862)	(1,224)
Shares/gross proceeds from the continuous public offering	39,314,917	363,138	25,390,077	236,654
Sales load	—	(7,034)	—	(6,311)
Total shares/net proceeds	39,314,917	$356,104	25,390,077	$230,343

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	11,856,403	$109,524	9,515,733	$89,062
Reinvestment of distributions	676,542	6,143	227,185	2,061
Repurchased Shares	(234,693)	(2,131)	(118,465)	(1,075)
Shares/gross proceeds from the continuous public offering	12,298,252	113,536	9,624,453	90,048
Sales load	—	(1,868)	—	(2,669)
Total shares/net proceeds	12,298,252	$111,668	9,624,453	$87,379

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2019

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
Total	$0.51	$34,138

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,986
Total	$0.51	$10,451

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

On October 30, 2019, the Board declared regular weekly distributions for January 2020 through March 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through September 30, 2019, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.50	$33,171	97.2%
Net realized gain (loss) on investments	0.02	1,314	3.8
Distributions in excess of (undistributed) net investment income	(0.01)	(347)	(1.0)
Total	$0.51	$34,138	100.0%

	Nine Months Ended September 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$8,712	83.3%
Net realized gains on investments	0.03	687	6.6
Distributions in excess of net investment income	0.05	1,052	10.1
Total	$0.51	$10,451	100.0%

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

On August 20, 2018, the Company conducted a tender offer to repurchase $2.6 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

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

On August 19, 2019, the Company conducted a tender offer to repurchase up to $13.1 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 18, 2019). The offer expired on September 16, 2019, with approximately 234,693 shares purchased in connection with the repurchase offer.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations	$8,770	$5,128	$35,815	$11,129
Weighted average shares of common stock outstanding—basic and diluted	81,841,262	30,328,039	68,895,710	21,404,867
Earnings per common share-basic and diluted	$0.11	$0.17	$0.52	$0.52

Note 10. Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.

For the three and nine months ended September 30, 2019 the Company did not record expenses for U.S. federal excise tax. For the three and nine months ended September 30, 2018 the Company did not record expenses for U.S. federal excise tax.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2019	2018
Per share data:
Net asset value, at beginning of period	$8.97	$9.03
Results of operations:
Net investment income(1)	0.48	0.41
Net realized and unrealized gain (loss)(5)	0.08	0.14
Net increase in net assets resulting from operations	0.56	0.55
Shareholder distributions:
Distributions from net investment income(2)	(0.50)	(0.43)
Distributions from net realized gains(2)	(0.02)	(0.03)
Distributions in excess of net investment income(2)	0.01	(0.05)
Net decrease in net assets from shareholders' distributions	(0.51)	(0.51)
Capital share transactions:
Issuance of common stock above net asset value	0.01	0.01
Net increase in net assets resulting from capital share transactions	0.01	0.01
Net asset value, at end of period	$9.03	$9.08

Total Return(3)(6)	4.9%	6.1%

Ratios
Ratio of net expenses to average net assets(4)(7)	7.9%	7.7%
Ratio of net investment income to average net assets(4)(7)	7.1%	5.9%
Portfolio turnover rate	14.1%	38.7%

Supplemental Data
Weighted-average shares outstanding	68,895,710	21,404,867
Shares outstanding, end of period	88,175,617	35,256,292
Net assets, end of period	$795,991	$320,104

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2019 and 2018, the total operating expenses to average net assets were 9.5% and 8.9%, respectively, prior to expense support provided by the Adviser and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

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

We are conducting a continuous public offering for up to 264,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through September 30, 2019, we have issued 86,292,681 shares of our common stock for gross proceeds of approximately $801.3 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of November 5, 2019, we have issued 92,458,548 shares of our common stock and have raised total gross proceeds of approximately $858.0 million, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 as amended. On July 18, 2019, Owl Rock Capital Corporation’s common stock began trading on the New York Stock Exchange under the symbol "ORCC" and on July 22, 2019, Owl Rock Capital Corporation closed its initial public offering.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2019, our Adviser and its affiliates have originated $17.2 billion aggregate principal amount of investments, of which $15.7 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of September 30, 2019, our average investment size in each of our portfolio companies was approximately $14.9 million based on fair value. As of September 30, 2019, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.3% of our total portfolio based on fair value, had weighted average annual revenue of $488 million and weighted average annual EBITDA of $95 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Our portfolio activity also reflects the proceeds from sales of investments. We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized gains (losses) on investments in the Consolidated Statements of Operations.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2019, the amount of Expense Support payments provided by our Adviser since inception is $10.3 million.

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

Portfolio and Investment Activity

As of September 30, 2019, based on fair value, our portfolio consisted of 80.5% first lien debt investments (of which 41% we consider to be unitranche debt investments (including “last out” portions of such loans)), 19.3% second-lien debt investments and 0.2% equity investments.

As of September 30, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.6% and 8.6%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.6% and 8.6%, respectively.

As of September 30, 2019 we had investments in 86 portfolio companies with an aggregate fair value of $1.3 billion.

Our investment activity for the three months ended September 30, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended September 30,
	2019	2018
New investment commitments
Gross originations	$264,341	$255,031
Less: Sell downs	(9,205)	(23,610)
Total new investment commitments	$255,136	$231,421
Principal amount of investment funded:
First-lien senior secured debt investments	$151,214	$177,084
Second-lien senior secured debt investments	74,251	30,250
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments funded	$225,465	$207,334
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(24,870)	$(60,265)
Second-lien senior secured debt investments	(7,000)	(18,575)
Unsecured debt investments	(22,000)	—
Equity investments	—	(377)
Total principal amount of investments sold or repaid	$(53,870)	$(79,217)
Number of new investment commitments in new portfolio companies(1)	9	16
Average new investment commitment amount	$26,771	$12,509
Weighted average term for new investment commitments (in years)	6.6	6.2
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(2)	8.7%	8.0%
Weighted average spread over LIBOR of new floating rate investment commitments	6.6%	5.6%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 2.09% and 2.40% as of September 30, 2019 and 2018, respectively.

Investments at fair value and amortized cost consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,035,260	$1,033,797	(1)	$599,832	$598,222
Second-lien senior secured debt investments	248,038	247,346		108,470	107,717
Unsecured debt investments	-	-		22,000	21,218
Equity investments	2,188	2,504		1,679	1,655
Total Investments	$1,285,486	$1,283,647		$731,981	$728,812

________________

(1)	41% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Advertising and media	3.4%	6.0%
Aerospace and defense	7.4	6.7
Automotive	1.8	3.1
Buildings and real estate	6.2	3.9
Business services	6.5	5.8
Chemicals	3.2	2.5
Consumer products	1.6	0.1
Containers and packaging	2.2	1.5
Distribution	4.3	7.0
Education	4.8	3.0
Energy equipment and services	1.5	1.4
Financial services	2.4	2.0
Food and beverage	4.4	8.1
Healthcare providers and services	8.4	5.5
Healthcare technology	5.8	1.5
Household products	0.4	0.6
Infrastructure and environmental services	1.1	1.1
Insurance	5.7	-
Internet software and services	7.9	8.7
Leisure and entertainment	2.1	3.3
Manufacturing	4.3	1.2
Oil and gas	2.2	4.3
Professional services	8.9	12.7
Specialty retail	2.4	3.7
Telecommunications	0.5	2.1
Transportation	0.6	4.2
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
United States:
Midwest	19.5%	22.6%
Northeast	17.8	20.5
South	39.2	31.4
West	18.6	21.4
Belgium	2.4	2.2
Canada	0.5	-
United Kingdom	2.0	1.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted average total yield of portfolio	8.6%	9.0%
Weighted average total yield of debt and income producing securities	8.6%	9.1%
Weighted average interest rate of debt securities	8.1%	8.6%
Weighted average spread over LIBOR of all floating rate investments	6.1%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$74,098	5.8%	$76,644	10.5%
2	1,180,409	91.9	641,911	88.1
3	29,140	2.3	10,257	1.4
4	—	—	—	—
5	—	—	—	—
Total	$1,283,647	100.0%	$728,812	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,283,298	100.0%	$730,302	100.0%
Non-accrual	—	—	—	—
Total	$1,283,298	100.0%	$730,302	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Total Investment Income	$27,724	$10,760	$70,151	$20,213
Less: Net Operating Expenses	14,157	6,832	36,980	11,501
Net Investment Income (Loss)	13,567	3,928	33,171	8,712
Net realized gain (loss)	1,108	687	1,314	687
Net change in unrealized gain (loss)	(5,905)	513	1,330	1,730
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,770	$5,128	$35,815	$11,129

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest income from investments	$27,123	$10,566	$68,876	$19,469
Other income	601	194	1,275	744
Total investment income	$27,724	$10,760	$70,151	$20,213

For the Three Months Ended September 30, 2019 and 2018

Investment income increased to $27.7 million for the three months ended September 30, 2019 from $10.8 million in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $0.5 billion as of September 30, 2018, to $1.3 billion as of September 30, 2019. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $282 thousand and $197 thousand, for the three months ended September 30, 2019 and 2018, respectively.

For the Nine Months Ended September 30, 2019 and 2018

Investment income increased to $70.2 million for the nine months ended September 30, 2019 from $20.2 million in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio, as well as an increase in interest income from the acceleration of the amortization of upfront fees and prepayment fees as a result of receiving full paydowns from investments. Our investment portfolio, at par, increased from $0.5 billion as of September 30, 2018, to $1.3 billion as of September 30, 2019. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $1.7 million and $0.4 million, for the nine months ended September 30, 2019 and 2018, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Offering costs	919	853	2,918	2,831
Interest expense	6,704	2,492	17,041	4,144
Management fee	5,302	1,884	13,458	3,771
Performance based incentive fees	1,864	240	6,956	483
Professional fees	764	395	2,240	1,449
Directors' fees	162	103	464	226
Other general and administrative	514	299	1,387	857
Total operating expenses	$16,229	$6,266	$44,464	$13,761
Management and incentive fees waived	(991)	(333)	(2,792)	(513)
Expense Support	(1,081)	—	(4,692)	(2,646)
Recoupment of Expense Support	—	899	—	899
Net operating expenses	$14,157	$6,832	$36,980	$11,501

For the Three Months Ended September 30, 2019 and 2018

Net operating expenses increased to $14.2 million for the three months ended September 30, 2019 from $6.8 million for the same period in prior year primarily due to increases in interest expense and management fees.  The increase in interest expense of $4.2 million was driven by an increase in average daily borrowings to $512 million from $179 million period over period. The increase in management fees of $3.4 million is due to an increase in gross assets driven by an increase investments.

For the Nine Months Ended September 30, 2019 and 2018

Net operating expenses increased to $37.0 million for the nine months ended September 30, 2019 from $11.5 million for the same period in prior year primarily due to increases in interest expense and management fees. The increase in interest expense of $12.9 million was driven by an increase in average daily borrowings to $419 million from $96 million period over period. The increase in management fees of $9.7 million is due to an increase in gross assets driven by an increase in investments.

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

For the three and nine months ended September 30, 2019 and 2018, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net unrealized gain on investments	$1,639	$1,250	$6,332	$2,038
Net unrealized loss on investments	(7,190)	(737)	(4,623)	(308)
Translation of assets and liabilities in foreign currencies	(354)	—	(379)	—
Net unrealized gain (loss)	$(5,905)	$513	$1,330	$1,730

For the Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to June 30, 2019. As of September 30, 2019, the fair value of our debt investments as a percentage of principal was 98.2% as compared to 98.8% as of June 30, 2019.

For the three months ended September 30, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2018. As of September 30, 2018, the fair value of our debt investments as a percentage of principal was 98.60% as compared to 98.57% as of June 30, 2018.

For the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of September 30, 2019, the fair value of our debt investments as a percentage of principal was 98.2% as compared to 97.9% as of December 31, 2018.

For the nine months ended September 30, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2017. As of September 30, 2018, the fair value of our debt investments as a percentage of principal was 98.60% as compared to 97.7% as of December 31, 2017.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2019 and 2018 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net realized gain (loss) on investments	$1,112	$687	$1,322	$687
Net realized gain (loss) on foreign currency transactions	$(4)	$—	$(8)	$—
Net realized gain (loss)	$1,108	$687	$1,314	$687

Realized Gross Internal Rate of Return

Since we began investing in 2017 through September 30, 2019, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 13.3% (based on total capital invested of $180.7 million and total proceeds from these exited investments of $196.0 million). Over sixty percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 10% or greater.

IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), administrative fees, agent fees, amendment fees, accrued interest, and other fees and proceeds.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our shareholders. Initial investments are assumed to occur at time zero.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our shareholders, and would be lower if it did.

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio.

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2019 and December 31, 2018, our asset coverage ratios were 253% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2019 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2019, we had $18.1 million in cash. During the nine months ended September 30, 2019, we used $536.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $705.5 million, partially offset by sales of portfolio investments of $157.5 million, and other operating activity of $11.2 million. Lastly, cash provided by financing activities was $534.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $216.1 million and proceeds from the issuance of shares of $345.3 million, partially offset by distributions paid of $19.2 million, repurchased shares of $4.1 million and debt issuance costs of $4.0 million.

Net Assets

Share Issuances

In connection with our formation, we have the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, we amended our charter to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 450,000,000. Pursuant to our Registration Statement on Form N-2 (File No. 333-213716), we registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share and pursuant to our Registration Statement on Form N-2 (File No. 333-232183), we registered an additional 160,000,000 common shares, par value $0.01 per share, at an initial public offering price of $9.56 per share.

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

The following table summarizes transactions with respect to shares of our common stock during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	38,119,408	$352,311	25,050,051	$233,570
Reinvestment of distributions	1,650,184	14,953	474,888	4,308
Repurchased Shares	(454,675)	(4,126)	(134,862)	(1,224)
Shares/gross proceeds from the continuous public offering	39,314,917	363,138	25,390,077	236,654
Sales load	—	(7,034)	—	(6,311)
Total shares/net proceeds	39,314,917	$356,104	25,390,077	$230,343

The following table summarizes transactions with respect to shares of our common stock during the three months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	11,856,403	$109,524	9,515,733	$89,062
Reinvestment of distributions	676,542	6,143	227,185	2,061
Repurchased Shares	(234,693)	(2,131)	(118,465)	(1,075)
Shares/gross proceeds from the continuous public offering	12,298,252	113,536	9,624,453	90,048
Sales load	—	(1,868)	—	(2,669)
Total shares/net proceeds	12,298,252	$111,668	9,624,453	$87,379

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
Total	$0.51	$34,138

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,986
Total	$0.51	$10,451

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

On October 30, 2019, the Board declared regular weekly distributions for January 2020 through March 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through September 30, 2019, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.50	$33,171	97.2%
Net realized gain (loss) on investments	0.02	1,314	3.8
Distributions in excess of (undistributed) net investment income	(0.01)	(347)	(1.0)
Total	$0.51	$34,138	100.0%

	Nine Months Ended September 30, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$8,712	83.3%
Net realized gains on investments	0.03	687	6.6
Distributions in excess of net investment income	0.05	1,052	10.1
Total	$0.51	$10,451	100.0%

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

On August 20, 2018, we conducted a tender offer to repurchase $2.6 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 19, 2018). The offer expired on September 17, 2018, with 118,465 shares purchased in connection with the repurchase offer.

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

On August 19, 2019, the Company conducted a tender offer to repurchase up to $13.1 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 18, 2019). The offer expired on September 16, 2019, with approximately 234,693 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to September 30, 2019 was 20.3% (without upfront sales load) and 14.3% (with maximum upfront sales load).  The following table presents cumulative total returns for the nine months ended September 30, 2019, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	4.9%	6.1%	N/A	N/A	8.1%	20.3%	14.3%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2019 and 2018:

	September 30, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$518,592	$55,779	$512,350
Promissory Note	50,000	—	50,000	—
Total Debt	$800,000	$518,592	$105,779	$512,350

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $6.2 million.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense	$6,108	$2,205	$15,583	$3,480
Amortization of debt issuance costs	596	287	1,458	664
Total Interest Expense	$6,704	$2,492	$17,041	$4,144
Average interest rate	4.7%	4.8%	4.9%	4.8%
Average daily borrowings	$511,745	$178,606	$419,234	$95,941

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

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, our Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On November 6, 2018, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, our Board increased the approved amount to an aggregate of $35 million. On March 8, 2019, the Board increased the approved amount to an aggregate of $50 million. On October 30, 2019, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

The interest rate on any such borrowing may be based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Lender, as borrower, and East West Bank.

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by our Adviser, and in any event due and payable in full no later than December 31, 2020. We intend to use the borrowed funds to leverage our current investment portfolio and to make investments in portfolio companies consistent with our investment strategies.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2019 and December 31, 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$—
AmSpec Services Inc.	First lien senior secured revolving loan	2,277	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	591	974
Associations, Inc.	First lien senior secured delayed draw term loan	2,116	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
BCPE Empire Holdings, Inc. (dba Imperial-Dade)	First lien senior secured delayed draw term loan	132	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	800
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	441	441
Cheese Acquisition, LLC	First lien senior secured delayed draw term loan	—	15,519
Cheese Acquisition, LLC	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	1,136
ConnectWise, LLC	First lien senior secured revolving loan	2,651	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	1,033	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	—

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,373	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,738	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	2,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,400	—
Galls, LLC	First lien senior secured revolving loan	1,423	1,865
Galls, LLC	First lien senior secured delayed draw term loan	4,756	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	190	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,091	2,602
Hillstone Environmental Partners, LLC	First lien senior secured delayed draw term loan	9,169	—
Hometown Food Company	First lien senior secured revolving loan	298	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,200	46
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,785	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,103	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	780	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	228	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	686	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	4,167

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Litera Bidco LLC	First lien senior secured revolving loan	1,013	—
Lytx, Inc.	First lien senior secured revolving loan	93	93
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	3,480	3,480
MHE Intermediate Holdings, LLC (dba Material Handling Services)	First lien senior secured delayed draw term loan	820	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	600
Nelipak Holding Company	First lien senior secured revolving loan	741	—
Nelipak Holding Company	First lien senior secured revolving loan	560	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	80	29
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,729	—
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	286	800
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	—
RxSense Holdings, LLC	First lien senior secured revolving loan	764	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	413	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	387	867
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,069	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	468	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	2,253
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	353	565

Portfolio Company	Investment	September 30, 2019	December 31, 2018
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	7,500	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,420	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$109,542	$89,855

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $9.4 million for the period from October 15, 2015 (Inception) to September 30, 2019, of which $9.4 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2019, we were not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of September 30, 2019, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$518,592	$—	$—	$518,592	$—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$518,592	$—	$—	$518,592	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local authorities.

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

As of September 30, 2019, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$39.1	$15.6	$23.5
Up 200 basis points	$26.1	$10.4	$15.7
Up 100 basis points	$13.0	$5.2	$7.8
Down 100 basis points	$(13.0)	$(5.2)	$(7.8)
Down 200 basis points	$(17.1)	$(10.4)	$(6.7)
Down 300 basis points	$(17.4)	$(10.8)	$(6.6)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2019, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price
January 30, 2019	January 29, 2019	155,685	$8.99
February 27, 2019	February 26, 2019	132,347	$9.04
March 27, 2019	March 26, 2019	141,101	$9.04
May 1, 2019	April 30, 2019	191,022	$9.07
May 29, 2019	May 28, 2019	170,492	$9.07
June 26, 2019	June 25, 2019	182,995	$9.07
July 31, 2019	July 30, 2019	244,610	$9.08
August 28, 2019	August 27, 2019	211,030	$9.08
September 25, 2019	September 24, 2019	220,902	$9.08

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

On August 19, 2019, the Company conducted a tender offer to repurchase up to $13.1 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 18, 2019). The offer expired on September 16, 2019, with approximately 234,693 shares purchased in connection with the repurchase offer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Owl Rock Capital Corporation II

Date: November 5, 2019	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 5, 2019	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer