Form 10-K
period 2019-12-31
Owl Rock Capital Corp II
filed 2020-02-26
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2019 has not been provided because there is no established market for the registrant’s shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of February 25, 2020, the registrant had 118,779,709 shares of common stock, $0.01 par value per share, outstanding.

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

•	an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We are externally managed by Owl Rock Capital Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2019, our Adviser and its affiliates have originated $19.0 billion aggregate principal amount of investments, and $17.4 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% of below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2019, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.7% of our total portfolio based on fair value, had weighted average annual revenue of $454 million and weighted average annual EBITDA of $96 million.

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

As of December 31, 2019, based on fair value, our portfolio consisted of 82.7% first lien debt investments, 17.2% second-lien debt investments and 0.1% equity investments. Approximately 100.0% of our debt investments based on fair value as of December 31, 2019 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2019, we had investments in 89 portfolio companies, with an average investment size in each of our portfolio companies of approximately $16.2 million based on fair value.

As of December 31, 2019, our portfolio was invested across 26 different industries. The largest industries in our portfolio as of December 31, 2019 were healthcare providers and services and professional services, which represented, as a percentage of our portfolio, 7.9% and 7.8%, respectively, based on fair value.

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced our follow-on continuous public offering (the ”follow-on offering”) for up to 160,000,000 shares of our common stock. See “Continuous Public Offering.” On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2019, we have issued 104,001,760 shares of our common stock for gross proceeds of approximately $963.7 million. As of February 25, 2020, we had raised total gross proceeds of approximately $1.1 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.

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

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). We have entered into an SPV asset (the “SPV Asset Facility”) and a promissory note (the “Promissory Note”) and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes maturing in 2024 (the “2024 Notes”).  We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt” for a discussion of the SPV Asset Facility and the Promissory Note.

The Adviser and Administrator – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to the Second Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below.  The Adviser also serves as our Administrator pursuant to an Administration Agreement between us and the Adviser, which was entered into on February 6, 2017 (the “Administration Agreement”). See “ADMINISTRATION AGREEMENT” below.

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

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA” and collectively with the Adviser and ORTA, the “Owl Rock Advisers”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA’s and ORPFA’s investment teams are led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORPFA serves as investment adviser, among other clients, to Owl Rock First Lien Master Fund, L.P.

Owl Rock Technology Finance Corp. is a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies. Owl Rock Technology Finance Corp. conducts private offerings of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933 (the “Securities Act”). As of December 31, 2019, Owl Rock Technology Finance Corp. had approximately $2.5 billion in total Capital Commitments from investors of which approximately $0.8 billion had been drawn.

Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

In addition to Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P., the Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting the Adviser to certain conflicts of interest.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.  See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

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

High Yield Market – Middle market companies generally are not issuing debt in amounts large enough to be attractively sized bonds. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there typically is little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.26 trillion as of March 2019 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

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

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries. The Investment Team includes over 50 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies.

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

Since its inception through December 31, 2019, the Adviser and its affiliates have reviewed over 4,200 opportunities and have sourced potential investment opportunities from over 445 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.

Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company, which we believe will allow us to closely monitor the performance of our portfolio companies.

Investment Selection

The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.

Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle market companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

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

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;

•	assessing business valuation and corresponding recovery analysis,

•	reviewing environmental, social and governance ("ESG") considerations including consulting the Sustainability Accounting Standards Board's Engagement Guide for ESG considerations; and

•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

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

Structure of Investments

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans.  As of December 31, 2019, 43% of our first lien debt was comprised of unitranche loans.

•

Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

Unitranche loans. Unitranche loans (including “last out” portion of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.

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

•

Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

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

Equity Investments.

Our investment in a portfolio company may include an equity or equity linked interest, such as a warrant or profit participation right. In certain instances, we will make direct equity investments, although those situations are generally limited to those cases where we are also making an investment in a more senior part of the capital structure of the issuer.

Investment Portfolio

As of December 31, 2019 and 2018, we had made investments with an aggregate fair value of $1.4 billion and $0.7 billion, respectively, in 89 and 59 portfolio companies, respectively. Investments consisted of the following at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$1,192,787	$1,191,620	$(1,167)	$599,832	$598,222	$(1,610)
Second-lien senior secured debt investments	248,541	248,196	(345)	108,470	107,717	(753)
Unsecured debt investments	-	-	-	22,000	21,218	(782)
Equity investments	1,679	1,710	31	1,679	1,655	(24)
Total Investments	$1,443,007	$1,441,526	$(1,481)	$731,981	$728,812	$(3,169)

As of December 31, 2019 and 2018, we had outstanding commitments to fund unfunded investments totaling $146.8 million and $89.9 million, respectively.

The industry composition of investments at fair value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Advertising and media	3.0%	6.0%
Aerospace and defense	5.9	6.7
Automotive	1.6	3.1
Buildings and real estate	5.6	3.9
Business services	6.4	5.8
Chemicals	2.8	2.5
Consumer products	1.4	0.1
Containers and packaging	1.9	1.5
Distribution	5.4	7.0
Education	4.3	3.0
Energy equipment and services	0.1	1.4
Financial services	2.1	2.0
Food and beverage	5.5	8.1
Healthcare providers and services	7.9	5.5
Healthcare technology	5.2	1.5
Household products	1.7	0.6
Infrastructure and environmental services	1.0	1.1
Insurance	7.4	-
Internet software and services	7.3	8.7
Leisure and entertainment	1.9	3.3
Manufacturing	3.9	1.2
Oil and gas	2.0	4.3
Professional services	7.8	12.7
Specialty retail	4.2	3.7
Telecommunications	0.5	2.1
Transportation	3.2	4.2
Total	100.0%	100.0%

The geographic composition of investments at fair value at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
United States:
Midwest	19.8%	22.6%
Northeast	16.1	20.5
South	43.3	31.4
West	16.3	21.4
Belgium	2.2	2.2
Canada	0.5	-
United Kingdom	1.8	1.9
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. As of December 31, 2019 and 2018, our asset coverage was 269% and 240%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.

Our debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy

Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize and declare cash distributions to our shareholders on a weekly basis and pay such distributions on a monthly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and

•	100% of any income or gains recognized, but not distributed, in preceding years.

We can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Federal Income Tax Risks – We will be subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”

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

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

Continuous Public Offering

We commenced a continuous public offering of up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. As of December 31, 2019 we were selling shares or our common stock at an offering price of $9.49 per share.  If our net asset value increases above our net proceeds per share, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price per share that is not more than 2.5% above our net asset value.

Since commencing our continuous public offering and through December 31, 2019, we have issued 104,001,760 shares of our common stock for gross proceeds of approximately $963.7 million. As of  February 25, 2020, we have raised total gross proceeds of approximately $1.1 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in a private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who elect to participate, or “opt-in.” As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have opted in to our distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash distribution or other distribution.

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

On August 19, 2019, we conducted a tender offer to repurchase up to $13.1 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 18, 2019). The offer expired on September 16, 2019, with approximately 234,693 shares purchased in connection with the repurchase offer.

On November 18, 2019, we conducted a tender offer to repurchase up to $17.0 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.02 per share (which reflects the net offering price per share in effect as of December 18, 2019). The offer expired on December 16, 2019, with approximately 396,914 shares purchased in connection with the repurchase offer.

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

Term

The Investment Advisory Agreement was approved by the Board on February 19, 2020, as described further below under “Business – Board Approval of Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of us as defined in the 1940 Act.

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

Compensation of the Adviser

Pursuant to the Investment Advisory Agreement with Owl Rock Capital Advisors, subject to the overall supervision of our Board and in accordance with the 1940 Act, Owl Rock Capital Advisors receives an investment advisory fee from us, consisting of two components — a base management fee and an incentive fee. Prior to February 19, 2020, the base management fee was calculated at an annual rate of 1.75% based on the average value of our gross assets excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. Beginning February 19, 2020, the annual rate will be reduced to 1.50% of the average value of our gross assets excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. Although we do not anticipate making significant investments in derivatives and swaps similar to our direct investment in portfolio companies, the fair value of any such derivatives and swaps, which will not necessarily equal the notional value of such derivatives and swaps, will be included in our calculation of gross assets. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such quarter prior to the occurrence of a liquidity event. Base management fees for any partial quarter are prorated based on the number of days in the quarter.

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

•

All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.818% (or 1.875% prior to February 19, 2020), which we refer to as the upper level breakpoint, on our adjusted capital in any quarter, will be payable to our Adviser. We refer to this portion of the incentive fee on income as the catch up. It is intended to provide an incentive fee of 17.5% (or 20% prior to February 19, 2020) on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.818% (or 1.875% prior to February 19, 2020) on our adjusted capital in any quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.818% (or 1.875% prior to February 19, 2020) are also adjusted for the actual number of days each calendar quarter.

•

For any quarter in which our pre-incentive fee net investment income exceeds 1.818% (or 1.875% prior to February 19, 2020) on our adjusted capital, the incentive fee on income will equal 17.5% (or 20% prior to February 19, 2020) of the amount of our pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.

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

The following is a graphical representation of the calculation of the quarterly incentive fee on income:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of adjusted capital)

0%	1.5%1.818%

¬ 0% ®	¬ 100% ®	¬ 17.5% ®

Percentage of Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 17.5% (or 20% prior to February 19, 2020) of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Fee Waivers

On June 8, 2018, the Adviser agreed to waive (A) any portion of the management fee that was in excess of 1.50% of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that was in excess of 17.5% of our pre-incentive fee net investment income, which was calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that was in excess of 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP (the “Waiver”). Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains waived is not subject to recoupment.

On February 19, 2020, our Board approved the Investment Advisory Agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

Board Approval of the Investment Advisory Agreement

The Board held an in-person meeting on February 19, 2020 to consider and approve the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

On February 6, 2017, we entered into an Administration Agreement with the Adviser. Under the terms of the Administration Agreement, Owl Rock Capital Advisors performs, or oversees the performance of, administrative services for us, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports, but is not limited to filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.

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

The continuation of the Administration Agreement was approved by the Board on February 19, 2020. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that Owl Rock Capital Advisors outsources any of its functions we will pay the fees associated with such functions without profit to Owl Rock Capital Advisors.

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

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of Owl Rock Capital Advisors, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by Owl Rock Capital Advisors. We will bear our allocable portion of the compensation paid by Owl Rock Capital Advisors (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including base management fees and incentive fees, to Owl Rock Capital Advisors, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Owl Rock Capital Advisors in performing its administrative obligations under the Investment Advisory Agreement and Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:

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

Dealer Manager Agreement

On February 8, 2017, we entered into a Dealer Manager Agreement (the “Original Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. On October 1, 2019, we entered into the Follow-on Dealer Manager Agreement with Owl Rock Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement, Owl Rock Securities serves as the dealer manager for our continuous offering. As dealer manager, Owl Rock Securities will earn a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees will not be paid.

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

As of December 31, 2019, the amount of Expense Support Payments provided by the Adviser since inception is $12.6 million. Management believes that the Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2019. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	7.0%	December 31, 2022	0.69%
Total	$12,629	$1,319	$11,310

________________

(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of such date.

(2)

The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage the us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation and/or other funds managed by the Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and other portfolio funds established by the Adviser or its affiliates that could avail themselves of exemptive relief.

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

Term

The Board expects to contemplate a liquidity event for our shareholders three to four years after the completion of our continuous public offering. We will consider the offering period to be complete as of the termination date of the most recent public equity offering if we have not conducted a public equity offering in any continuous two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser.  A liquidity event involving a merger or sale of all or substantially all of our assets would require the approval of our shareholders in accordance with our charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow us to retain our investment portfolio intact. If we determine to list securities on a national securities exchange, we expect to, although are not required to, maintain our external management structure. If we have not consummated a liquidity event by the five-year anniversary of the completion of our continuous public offering, the Board will consider (subject to any necessary Shareholder approvals and applicable requirements of the 1940 Act) liquidating us and distributing cash to our shareholders, and dissolving us in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administrative Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares of our common stock.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the "required majority" (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

None of our investment policies are fundamental, and thus may be changed without shareholder approval.

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

Managerial Assistance to Portfolio Companies. A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the business development company purchases such securities in conjunction with one or more other persons acting together, the business development company will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the business development company satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities; Coverage Ratio.  We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200%. However, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board of Directors approve such increase with such approval becoming effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities.

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

Codes of Ethics. We and the Adviser have each adopted separate codes of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.owlrockcapitalcorporation.com. In addition, the code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief and seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of Our Outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first become effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the Exchange Act.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

        If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

        Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.

        In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.

        If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Proxy Policies

The Adviser will seek to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made senior officers who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation II, Attention: Investor Relations, 399 Park Avenue, 38th Floor, New York, NY 10022, or by calling Owl Rock Capital Corporation II at (212) 419-3000.

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

We make available free of charge on our website (www.owlrock.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

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

Risks Related to Our Business

We have a limited operating history.

We were formed on October 15, 2015 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your investment could decline substantially or your investment could become worthless.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-18.80%	-10.82%	-2.83%	5.15%	13.13%

________________

(1)

Assumes, as of December 31, 2019, (i) $1.5 billion in total assets, (ii) $0.6 billion in outstanding indebtedness, (iii) $1.0 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.8%.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. The SPV Asset Facility, 2024 Notes and Promissory Notes mature on November 30, 2021, November 26, 2024 and December 31, 2020, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit rating downgrades and worsening global economic and market conditions. The current political climate has also intensified concerns about a potential trade war between the United States and China in connection with each country’s recent proposed tariffs on the other country’s products. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2016, the Federal Reserve raised its federal funds target rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules (a “hard Brexit”). On October 28, 2019, the United Kingdom came to an agreement with the European Union to delay the deadline for withdrawal; however, the United Kingdom parliament did not approve the withdrawal agreement by January 31, 2020 and there was a hard Brexit on that date. While it is not currently possible to determine the extent of the impact a hard Brexit may have on our investments, certain measures are being proposed and/or will be introduced, at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets.

Notwithstanding the foregoing, the extent and process by which the United Kingdom will ultimately exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a majority of the outstanding shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by the Adviser upon 120 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities  less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions.

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

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

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

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

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

Specifically, we may compete for investments with affiliated BDCs or funds that are also advised by our Adviser, such as Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers' allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

Our Adviser and its affiliates manage assets for accounts other than us, including private funds (for purposes of this section, “Adviser Funds”), including, but not limited to, Owl Rock Capital Corporation, Owl Rock Technology Finance Corp., and Owl Rock First Lien Master Fund, L.P. Actions taken by our Adviser or its affiliates on behalf of its Adviser Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Adviser Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one Adviser Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Adviser Funds (including us).

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’ advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability be reason of willful malfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses from acts of our Adviser not arising out of negligence or misconduct in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 200% (or 150% if certain requirements are met) after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.

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

Unitranche Loans - In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

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

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate.

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

We may not have the funds or ability to make additional investments in our portfolio companies.

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

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a "limited derivatives user," as defined in the SEC's proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC's asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a business development company, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus we are currently required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock, if any, must be  that we may issue in the future, of at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. For additional information about the asset coverage requirements, see “Regulation — Senior Securities”. If this ratio declines below 200% (or 150% if certain requirements are met), we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

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

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that you paid for our shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your shares pursuant to our share repurchase program, the price at which you may sell shares, which will be the current net offering price per share in effect on each date of repurchase, may be lower than the amount you paid in\ connection with the purchase of shares in this offering.

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

Investing in our securities involves a high degree of risk.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

In connection with our formation, we had the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, we amended our charter to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 450,000,000. Pursuant to our Registration Statement on Form N-2 (File No. 333-213716), we registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share and pursuant to our Registration Statement on Form N-2 (File No. 333-232183), we registered an additional 160,000,000 common shares, par value $0.01 per share, at an initial public offering price of $9.56 per share.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	55,828,487	$514,650	38,365,220	$358,134	9,807,955	$90,894
Reinvestment of distributions	2,197,193	19,887	797,371	7,241	58,161	526
Repurchased Shares	(851,590)	(7,706)	(168,106)	(1,527)	—	—
Total shares/gross proceeds	57,174,090	526,831	38,994,485	363,848	9,866,116	91,420
Sales load	—	(9,565)	—	(9,847)	—	(2,242)
Total shares/net proceeds	57,174,090	$517,266	38,994,485	$354,001	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

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

On February 19, 2020, the Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through December 31, 2019, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of (undistributed) net investment income	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gains on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

Holders

As of February 25, 2020, there were approximately 12.0 thousand holders of record of our common stock.

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

On August 19, 2019, we conducted a tender offer to repurchase up to $13.1 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 18, 2019). The offer expired on September 16, 2019, with approximately 234,693 shares purchased in connection with the repurchase offer.

On November 18, 2019, we conducted a tender offer to repurchase up to $17.0 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.02 per share (which reflects the net offering price per share in effect as of December 18, 2019). The offer expired on December 16, 2019, with approximately 396,914 shares purchased in connection with the repurchase offer.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
December 31, 2019	$-	$2,687	—	N/A
December 31, 2018	$-	$2,397	—	N/A
December 31, 2017	$-	$4,969	—	N/A
SPV Asset Facility
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
2024 Notes
December 31, 2019	$300.0	$2,687	—	N/A
________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)

The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)	Not applicable because the senior securities are not registered for public trading.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2019 and 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Consolidated Statement of Operations Data
Income
Total investment income	$101,471	$34,161	$2,023
Expenses
Total Operating Expenses	63,741	23,705	3,492
Expense Support	(7,043)	(2,646)	(2,940)
Management and incentive fees waived	(4,074)	(3,181)	-
Recoupment of expense support	-	1,319	-
Net Operating Expenses	52,624	19,197	552
Net Investment Income (Loss)	$48,847	$14,964	$1,471
Total net realized and unrealized gain (loss) on investments	3,138	(2,525)	97
Increase in net assets resulting from operations	$51,985	$12,439	$1,568
Earnings per common share – basic and diluted	$0.68	$0.47	$0.45

($ in thousands, except per share amounts)	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017
Consolidated Balance Sheet Data
Investments at fair value	$1,441,526	$728,812	$66,136
Cash	73,117	20,903	43,131
Total assets	1,528,277	754,989	110,340
Total debt (net of unamortized debt issuance costs)	555,225	298,798	17,564
Total liabilities	570,998	316,779	21,257
Total net assets	957,279	438,210	89,083
Net asset value per share	$9.03	$8.97	$9.03
Other Data:
Number of portfolio companies at year end	89	59	20
Distributions Declared Per Share	$0.68	$0.68	$0.49
Total return based on net asset value(1)	7.1%	6.7%	5.9%
Weighted average total yield of portfolio at fair value	8.4%	9.0%	9.0%
Weighted average total yield of portfolio at amortized cost	8.4%	8.8%	9.0%
Weighted average yield of debt and income producing securities at fair value	8.4%	9.1%	9.1%
Weighted average yield of debt and income producing securities at amortized cost	8.4%	8.8%	9.1%
Fair value of debt investments as a percentage of principal	98.2%	97.9%	97.7%

________________

(1)

Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2019 was 22.6% (without upfront sales load) and 16.5% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

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

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2019, we have issued 104,001,760 shares of our common stock for gross proceeds of approximately $963.7 million, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of February 25, 2020, we have issued 116,123,064 shares of our common stock and have raised total gross proceeds of approximately $1.1 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities as amended. On July 18, 2019, Owl Rock Capital Corporation’s common stock began trading on the New York Stock Exchange under the symbol "ORCC" and on July 22, 2019, Owl Rock Capital Corporation closed its initial public offering.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” ORTA serves as investment adviser to Owl Rock Technology Finance Corp. and ORPFA serves as investment adviser to Owl Rock First Lien Master Fund, L.P. Owl Rock Technology Finance Corp. is a BDC and its investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. Owl Rock Technology Finance Corp. has adopted a policy to invest, under normal circumstances, at least 80% of the value of its assets in technology-related companies. Owl Rock First Lien Master Fund intends to originate and make loans to, and make debt investments in, U.S. middle market companies.

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates over time. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Adviser or its affiliates that could avail themselves of exemptive relief.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2019, our Adviser and its affiliates have originated $19.0 billion aggregate principal amount of investments, of which $17.4 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of December 31, 2019, our average investment size in each of our portfolio companies was approximately $16.2 million based on fair value. As of December 31, 2019, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.7% of our total portfolio based on fair value, had weighted average annual revenue of $454 million and weighted average annual EBITDA of $96 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2019, 100.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2019, the amount of Expense Support payments provided by our Adviser since inception is $12.6 million.

Fee Waivers

On June 8, 2018, the Adviser agreed to waive (A) any portion of the management fee that was in excess of 1.50% of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that was in excess of 17.5% of our pre-incentive fee net investment income, which was calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that was in excess of 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP (the “Waiver”). Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains waived is be subject to recoupment.

On February 19, 2020, our Board approved the Investment Advisory Agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

High Yield Market – Middle market companies generally are not issuing debt in amounts large enough to be attractively sized bonds. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there typically is little or no active secondary market for the debt of U.S. middle market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.

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

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2019 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 47.9 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. Given the current low interest rate environment, we believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.

Portfolio and Investment Activity

As of December 31, 2019, based on fair value, our portfolio consisted of 82.7% first lien debt investments, 17.2% second-lien debt investments and less than 0.1% equity investments.

As of December 31, 2019, our weighted average total yield of the portfolio at fair value and amortized cost was 8.4% and 8.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.4% and 8.4%, respectively.

As of December 31, 2019 we had investments in 89 portfolio companies with an aggregate fair value of $1.4 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the years ended December 31, 2019, 2018 and 2017 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Years Ended December 31,
	2019	2018	2017
New investment commitments
Gross originations	$1,021,558	$952,391	$86,593
Less: Sell downs	(24,608)	(68,372)	(8,625)
Total new investment commitments	$996,950	$884,019	$77,968
Principal amount of investment funded:
First-lien senior secured debt investments	$694,269	$624,880	$37,563
Second-lien senior secured debt investments	155,934	116,819	30,968
Unsecured debt investments	—	22,000	—
Equity investments	509	1,679	377
Total principal amount of investments funded	$850,712	$765,377	$68,908
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(141,445)	$(76,542)	$(1,500)
Second-lien senior secured debt investments	(13,300)	(34,498)	—
Unsecured debt investments	(22,000)	—	—
Equity investments	(509)	(377)	—
Total principal amount of investments sold or repaid	$(177,254)	$(111,417)	$(1,500)
Number of new investment commitments in new portfolio companies(1)	39	49	23
Average new investment commitment amount	$20,508	$14,793	$3,390
Weighted average term for new investment commitments (in years)	6.1	5.7	6.3
Percentage of new debt investment commitments at floating rates	100.0%	97.5%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	2.5%	0.0%
Weighted average interest rate of new investment commitments(2)	7.9%	8.5%	7.5%
Weighted average spread over LIBOR of new floating rate investment commitments	6.0%	5.6%	6.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)

Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 1.91%, 2.81% and 1.69% as of December 31, 2019, 2018 and 2017, respectively.

Investments at fair value and amortized cost consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,192,787	$1,191,620	(1)	$599,832	$598,222
Second-lien senior secured debt investments	248,541	248,196		108,470	107,717
Unsecured debt investments	-	-		22,000	21,218
Equity investments	1,679	1,710		1,679	1,655
Total Investments	$1,443,007	$1,441,526		$731,981	$728,812

________________

(1)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Advertising and media	3.0%	6.0%
Aerospace and defense	5.9	6.7
Automotive	1.6	3.1
Buildings and real estate	5.6	3.9
Business services	6.4	5.8
Chemicals	2.8	2.5
Consumer products	1.4	0.1
Containers and packaging	1.9	1.5
Distribution	5.4	7.0
Education	4.3	3.0
Energy equipment and services	0.1	1.4
Financial services	2.1	2.0
Food and beverage	5.5	8.1
Healthcare providers and services	7.9	5.5
Healthcare technology	5.2	1.5
Household products	1.7	0.6
Infrastructure and environmental services	1.0	1.1
Insurance	7.4	-
Internet software and services	7.3	8.7
Leisure and entertainment	1.9	3.3
Manufacturing	3.9	1.2
Oil and gas	2.0	4.3
Professional services	7.8	12.7
Specialty retail	4.2	3.7
Telecommunications	0.5	2.1
Transportation	3.2	4.2
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
United States:
Midwest	19.8%	22.6%
Northeast	16.1	20.5
South	43.3	31.4
West	16.3	21.4
Belgium	2.2	2.2
Canada	0.5	-
United Kingdom	1.8	1.9
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Weighted average total yield of portfolio	8.4%	9.0%
Weighted average total yield of debt and income producing securities	8.4%	9.1%
Weighted average interest rate of debt securities	7.9%	8.6%
Weighted average spread over LIBOR of all floating rate investments	6.1%	6.0%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$97,002	6.7%	$76,644	10.5%
2	1,296,613	90.0	641,911	88.1
3	47,911	3.3	10,257	1.4
4	—	—	—	—
5	—	—	—	—
Total	$1,441,526	100.0%	$728,812	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,441,328	100.0%	$730,302	100.0%
Non-accrual	—	—	—	—
Total	$1,441,328	100.0%	$730,302	100.0%

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

Portfolio Companies

The following table sets forth certain information regarding each of the portfolio companies in which we had a debt or equity investment as of December 31, 2019. We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies' board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments. As of December 31, 2019, we did not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would "control" a portfolio company if we owned 25.0% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned five percent or more of its voting securities.

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
2U, Inc.(2) 7900 Harkins Rd. Lanham, MD 20706	Education	First lien senior secured loan	L + 5.75%	5/22/2024	0.0%	20,000	19,731	19,600
3ES Innovation Inc. (dba Aucerna)(4) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured loan	L + 5.75%	5/13/2025	0.0%	7,082	7,001	6,940
3ES Innovation Inc. (dba Aucerna)(8) Suite 800, 250 - 2nd Street S.W. Calgary, Alberta, Canada	Internet software and services	First lien senior secured revolving loan	L + 5.75%	5/13/2025	0.0%	—	(8)	(14)

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Access CIG, LLC(2) 6818 A Patterson Pass Road Livermore, CA 94550	Business services	Second lien senior secured loan	L + 7.75%	2/27/2026	0.0%	22,486	22,380	22,374
Amspec Services Inc.(4) 1249 S River Rd Cranbury, NJ 08512	Professional services	First lien senior secured loan	L + 6.25%	7/2/2024	0.0%	19,156	18,874	18,773
Amspec Services Inc.(6)(8) 1249 S River Rd Cranbury, NJ 08512	Professional services	First lien senior secured revolving loan	P + 4.25%	7/2/2024	0.0%	923	891	874
Apptio, Inc.(2) 11100 NE 8th Street, Suite 600 Bellevue, WA 98004	Internet software and services	First lien senior secured loan	L + 7.25%	1/10/2025	0.0%	7,364	7,234	7,272
Apptio, Inc.(8) 11100 NE 8th Street, Suite 600 Bellevue, WA 98004	Internet software and services	First lien senior secured revolving loan	L + 7.25%	1/10/2025	0.0%	—	(8)	(6)
Aramsco, Inc.(2) PO Box 29 Thorofare, NJ 08086	Distribution	First lien senior secured loan	L + 5.25%	8/28/2024	0.0%	10,515	10,325	10,278
Aramsco, Inc.(2)(8) PO Box 29 Thorofare, NJ 08086	Distribution	First lien senior secured revolving loan	L + 5.25%	8/28/2024	0.0%	191	171	168
Associations, Inc.(4) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	0.0%	27,776	27,497	27,500
Associations, Inc.(8) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured revolving loan	L + 6.00%	7/30/2024	0.0%	—	(10)	(15)
Associations, Inc.(4)(8) 5401 North Central Expressway, Suite 300 Dallas, TX 75205	Buildings and real estate	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	0.0%	3,528	3,480	3,477
Asurion, LLC(2) 648 Grassmere Park Nashville, TN 37211	Insurance	Second lien senior secured loan	L + 6.50%	8/4/2025	0.0%	10,000	10,130	10,115
Aviation Solutions Midco, LLC (dba STS Aviation)(4) 2000 NE Jensen Beach Blvd Jensen Beach, FL 34957	Aerospace and defense	First lien senior secured loan	L + 6.25%	1/4/2025	0.0%	34,511	33,873	34,028
BIG Buyer, LLC(4) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured loan	L + 6.50%	11/20/2023	0.0%	16,819	16,496	16,441
BIG Buyer, LLC(8) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	0.0%	—	(65)	(19)
BIG Buyer, LLC(8) 631 North 400 West Salt Lake City, UT 84103	Specialty Retail	First lien senior secured revolving loan	L + 6.50%	11/20/2023	0.0%	—	(31)	(28)
Black Mountain Sand Eagle Ford LLC(4) 420 Commerce Street, Suite 500 Fort Worth, TX 76102	Oil and gas	First lien senior secured loan	L + 8.25%	8/17/2022	0.0%	9,805	9,730	9,756

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Blackhawk Network Holdings, Inc.(2) 6220 Stoneridge Mall Road Pleasanton, CA 94588	Financial services	Second lien senior secured loan	L + 7.00%	6/15/2026	0.0%	18,477	18,343	18,430
Bracket Intermediate Holding Corp.(4) 575 East Swedesford Road, Suite 200 Wayne, PA 19087	Healthcare technology	Second lien senior secured loan	L + 8.13%	9/5/2026	0.0%	3,750	3,684	3,675
Caiman Merger Sub LLC (dba City Brewing)(2) 925 S. 3rd St. La Crosse, WI 54601	Food and beverage	First lien senior secured loan	L + 5.75%	11/1/2025	0.0%	27,966	27,692	27,686
Caiman Merger Sub LLC (dba City Brewing)(8) 925 S. 3rd St. La Crosse, WI 54601	Food and beverage	First lien senior secured revolving loan	L + 5.75%	11/1/2024	0.0%	—	(20)	(20)
Cardinal US Holdings, Inc.(4) De Kleetlaan 6A 1831 Machelen Brussels, Belgium	Professional services	First lien senior secured loan	L + 5.00%	7/31/2023	0.0%	31,039	30,682	31,039
CIBT Global, Inc.(4) 1600 International Drive, Suite 600 McLean, VA 22102	Business services	Second lien senior secured loan	L + 7.75%	6/2/2025	0.0%	10,500	10,270	10,369
CM7 Restaurant Holdings, LLC(2) 18900 Dallas Parkway Dallas, TX 75287	Food and beverage	First lien senior secured loan	L + 8.00%	5/22/2023	0.0%	5,913	5,834	5,824
CM7 Restaurant Holdings, LLC(9) 18900 Dallas Parkway, TX 75287	Food and beverage	LLC Interest	N/A	N/A	0.0%	54	54	51
Confluent Health, LLC.(2) 175 S English Station Rd Ste. 218 Louisville, KY	Healthcare providers and services	First lien senior secured loan	L + 5.00%	6/24/2026	0.0%	4,478	4,436	4,410
ConnectWise, LLC(4) 4110 George Rd., Suite 200 Tampa, FL, 33634	Business services	First lien senior secured loan	L + 6.00%	2/28/2025	0.0%	33,680	33,298	33,259
ConnectWise, LLC(8) 4110 George Rd., Suite 200 Tampa, FL, 33634	Business services	First lien senior secured revolving loan	L + 6.00%	2/28/2025	0.0%	—	(40)	(45)
Covenant Surgical Partners, Inc.(2) 401 Commerce Street, Suite 600 Nashville, TN 37219	Healthcare providers and services	First lien senior secured loan	L + 4.00%	7/1/2026	0.0%	3,491	3,458	3,465
Covenant Surgical Partners, Inc.(8) 401 Commerce Street, Suite 600 Nashville, TN 37219	Healthcare providers and services	First lien senior secured delayed draw term loan	L + 4.00%	7/1/2021	0.0%	—	(7)	(5)
DB Datacenter Holdings Inc.(2) 400 South Akard Street, Suite 100 Dallas, TX 75202	Telecommunications	Second lien senior secured loan	L + 8.00%	4/3/2025	0.0%	6,773	6,689	6,705

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Dealer Tire, LLC(2) 7012 Euclid Ave Cleveland, OH 44103	Distribution	First lien senior secured loan	L + 5.50%	12/15/2025	0.0%	20,098	19,211	20,110
Definitive Healthcare Holdings, LLC(4) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured loan	L + 5.50%	7/16/2026	0.0%	27,508	27,249	27,233
Definitive Healthcare Holdings, LLC(8) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	0.0%	—	(28)	—
Definitive Healthcare Holdings, LLC(8) 550 Cochituate Rd. Framingham, MA 01701	Healthcare technology	First lien senior secured revolving loan	L + 5.50%	7/16/2024	0.0%	—	(14)	(15)
DMT Solutions Global Corporation(4) 37 Executive Dr Danbury, CT 06810	Professional services	First lien senior secured loan	L + 7.00%	7/2/2024	0.0%	8,325	8,058	8,096
Douglas Products and Packaging Company LLC(4) 1550 E. Old 210 Highway Liberty, MO 64068	Chemicals	First lien senior secured loan	L + 5.75%	10/19/2022	0.0%	18,234	18,106	17,962
Douglas Products and Packaging Company LLC(6)(8) 1550 E. Old 210 Highway Liberty, MO 64068	Chemicals	First lien senior secured revolving loan	P + 4.75%	10/19/2022	0.0%	203	196	181
Endries Acquisition, Inc.(2) 714 West Ryan Street, P.O. Box 69 Brillion, WI 54110-0069	Distribution	First lien senior secured loan	L + 6.25%	12/10/2025	0.0%	19,850	19,543	19,503
Endries Acquisition, Inc.(8) 714 West Ryan Street, P.O. Box 69 Brillion, WI 54110-0069	Distribution	First lien senior secured revolving loan	L + 6.25%	12/10/2024	0.0%	—	(43)	(53)
Endries Acquisition, Inc.(2)(8) 714 West Ryan Street, P.O. Box 69 Brillion, WI 54110-0069	Distribution	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	0.0%	1,204	1,101	1,082
Entertainment Benefits Group, LLC(2) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured loan	L + 5.75%	9/27/2025	0.0%	20,449	20,153	20,142
Entertainment Benefits Group, LLC(2)(8) 19495 Biscayne Boulevard, Suite 300, Aventura, FL 33180	Business services	First lien senior secured revolving loan	L + 5.75%	9/27/2024	0.0%	600	557	555
EW Holdco, LLC (dba European Wax)(2) P.O. Box 802208 Aventura, FL 33280	Specialty Retail	First lien senior secured loan	L + 4.50%	9/25/2024	0.0%	24,769	24,541	24,583

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Feradyne Outdoors, LLC(4) 1230 Poplar Avenue Superior, WI 54880	Consumer products	First lien senior secured loan	L + 6.25%	5/25/2023	0.0%	975	968	858
Galls, LLC(3) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured loan	L + 6.25%	1/31/2025	0.0%	14,831	14,687	14,572
Galls, LLC(2)(8) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured revolving loan	L + 6.25%	1/31/2024	0.0%	2,898	2,852	2,825
Galls, LLC(3)(8) 1340 Russell Cave Road P.O. Box 54308 Lexington, KY 40505	Specialty Retail	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	0.0%	1,690	1,620	1,660
GC Agile Holdings Limited (dba Apex Fund Services)(4) Veritas House, 125 Finsbury Pavement London, England, EC2A 1NQ	Professional services	First lien senior secured loan	L + 7.00%	6/15/2025	0.0%	26,561	26,133	26,029
GC Agile Holdings Limited (dba Apex Fund Services)(8) Veritas House, 125 Finsbury Pavement London, England, EC2A 1NQ	Professional services	First lien senior secured revolving loan	L + 7.00%	6/15/2023	0.0%	—	(38)	(34)
Genesis Acquisition Co. (dba Procare Software)(4) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured loan	L + 3.75%	7/31/2024	0.0%	1,997	1,965	1,957
Genesis Acquisition Co. (dba Procare Software)(8) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	0.0%	—	(4)	(5)
Genesis Acquisition Co. (dba Procare Software)(4)(8) 1 West Main St., Ste 201 Medford, OR 97501	Internet software and services	First lien senior secured revolving loan	L + 3.75%	7/31/2024	0.0%	103	98	97
Geodigm Corporation (dba National Dentex)(2) 11601 Kew Gardens Ave, Suite 200 Palm Beach Gardens, FL 33410	Healthcare providers and services	First lien senior secured loan	L + 6.87%	12/1/2021	0.0%	19,738	19,615	19,343
Gerson Lehrman Group, Inc.(2) 60 East 42nd Street, 3rd Floor New York, NY 10165	Professional services	First lien senior secured loan	L + 4.25%	12/12/2024	0.0%	29,008	28,762	28,647
Gerson Lehrman Group, Inc.(8) 60 East 42nd Street, 3rd Floor New York, NY 10165	Professional services	First lien senior secured revolving loan	L + 4.25%	12/12/2024	0.0%	—	(17)	(25)

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4) 611 Gateway Blvd, Suite 820 South San Francisco, CA 94080	Healthcare providers and services	First lien senior secured loan	L + 4.00%	8/6/2025	0.0%	1,128	1,123	1,124
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(4) 611 Gateway Blvd, Suite 820 South San Francisco, CA 94080	Healthcare providers and services	Second lien senior secured loan	L + 7.50%	8/6/2026	0.0%	12,375	12,266	12,220
Hayward Industries, Inc.(2) 620 Division Street Elizabeth, NJ 07201	Household products	Second lien senior secured loan	L + 8.25%	8/4/2025	0.0%	4,675	4,603	4,629
H-Food Holdings, LLC(2) 3500 Lacey Road, Suite 300 Downers Grove, IL 60515	Food and beverage	First lien senior secured loan	L + 4.00%	5/23/2025	0.0%	6,694	6,587	6,656
H-Food Holdings, LLC(2) 3500 Lacey Road, Suite 300 Downers Grove, IL 60515	Food and beverage	Second lien senior secured loan	L + 7.00%	3/2/2026	0.0%	18,200	17,807	17,836
H-Food Holdings, LLC(9) 3500 Lacey Road, Suite 300 Downers Grove, IL 60515	Food and beverage	LLC Interest	N/A	N/A	0.1%	1,625	1,625	1,659
HGH Purchaser, Inc. (dba Horizon Services)(2) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured loan	L + 6.00%	11/1/2025	0.0%	19,440	19,155	19,148
HGH Purchaser, Inc. (dba Horizon Services)(6)(8) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured revolving loan	P + 5.00%	11/1/2025	0.0%	446	410	409
HGH Purchaser, Inc. (dba Horizon Services)(8) 320 Century Blvd Wilmington, DE 19808	Household products	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	0.0%	—	(20)	(20)
Hometown Food Company(2) 1 Strawberry Lane Orrville, OH 44667-0280	Food and beverage	First lien senior secured loan	L + 5.00%	8/31/2023	0.0%	3,203	3,154	3,163
Hometown Food Company(8) 1 Strawberry Lane Orrville, OH 44667-0280	Food and beverage	First lien senior secured revolving loan	L + 5.00%	8/31/2023	0.0%	—	(7)	(6)
Ideal Tridon Holdings, Inc.(4) 8100 Tridon Drive Smyrna, TN 37167-6603	Manufacturing	First lien senior secured loan	L + 5.75%	7/31/2024	0.0%	13,235	13,002	13,168
Ideal Tridon Holdings, Inc.(2)(8) 8100 Tridon Drive Smyrna, TN 37167-6603	Manufacturing	First lien senior secured revolving loan	L + 5.75%	7/31/2023	0.0%	73	52	67
Ideal Tridon Holdings, Inc.(4)(8) 8100 Tridon Drive Smyrna, TN 37167-6603	Manufacturing	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	0.0%	634	618	631

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Individual Foodservice Holdings, LLC(4) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured loan	L + 5.75%	11/22/2025	0.0%	25,500	24,951	24,944
Individual Foodservice Holdings, LLC(8) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	0.0%	—	(161)	(164)
Individual Foodservice Holdings, LLC(2)(8) 5496 Lindbergh Lane Bell, CA 90201	Distribution	First lien senior secured revolving loan	L + 5.75%	11/22/2024	0.0%	225	129	127
Innovative Water Care Global Corporation(4) 1400 Bluegrass Lakes Pkwy Alpharetta, GA 30004	Chemicals	First lien senior secured loan	L + 5.00%	2/27/2026	0.0%	24,813	23,220	21,835
Integrity Marketing Acquisition, LLC(4) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured loan	L + 5.75%	8/27/2025	0.0%	17,244	16,997	16,985
Integrity Marketing Acquisition, LLC(8) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	0.0%	—	(24)	—
Integrity Marketing Acquisition, LLC(4)(8) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured delayed draw term loan	L + 5.75%	2/29/2020	0.0%	4,696	4,591	4,626
Integrity Marketing Acquisition, LLC(8) 9111 Cypress Waters Blvd Suite 450 Coppell, TX 75019	Insurance	First lien senior secured revolving loan	L + 5.75%	8/27/2025	0.0%	—	(26)	(28)
Interoperability Bidco, Inc.(2) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured loan	L + 5.75%	6/25/2026	0.0%	19,204	18,977	18,915
Interoperability Bidco, Inc.(8) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	0.0%	—	(2)	(8)
Interoperability Bidco, Inc.(8) 100 High Street, Suite 1560 Boston, MA 02110	Healthcare technology	First lien senior secured revolving loan	L + 5.75%	6/25/2024	0.0%	—	(11)	(15)
IQN Holding Corp. (dba Beeline)(4) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured loan	L + 5.50%	8/20/2024	0.0%	26,487	26,159	26,155

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
IQN Holding Corp. (dba Beeline)(4)(8) 12724 Gran Bay Parkway West, Suite 200 Jacksonville, FL 32258-4467	Internet software and services	First lien senior secured revolving loan	L + 5.50%	8/20/2023	0.0%	822	794	790
IRI Holdings, Inc.(4) 150 North Clinton Street Chicago, IL 60661-1416	Advertising and media	First lien senior secured loan	L + 4.50%	11/28/2025	0.0%	24,750	24,534	24,235
KWOR Acquisition, Inc. (dba Worley Claims Services)(2) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured loan	L + 4.00%	6/3/2026	0.0%	6,038	5,855	5,872
KWOR Acquisition, Inc. (dba Worley Claims Services)(8) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	0.0%	—	(18)	(17)
KWOR Acquisition, Inc. (dba Worley Claims Services)(8) Post Office Box 249 Hammond, LA 70404	Insurance	First lien senior secured revolving loan	L + 4.00%	6/3/2024	0.0%	—	(26)	(36)
KWOR Acquisition, Inc. (dba Worley Claims Services)(2) Post Office Box 249 Hammond, LA 70404	Insurance	Second lien senior secured loan	L + 7.75%	11/30/2026	0.0%	12,400	12,224	12,152
Lazer Spot G B Holdings, Inc.(2) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured loan	L + 6.00%	12/9/2025	0.0%	37,437	36,788	36,790
Lazer Spot G B Holdings, Inc.(8) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	0.0%	—	(14)	(18)
Lazer Spot G B Holdings, Inc.(4)(8) 6525 Shiloh Rd #900 Alpharetta, GA 30005	Transportation	First lien senior secured revolving loan	L + 6.00%	12/9/2025	0.0%	603	473	473
Learning Care Group (US) No. 2 Inc.(4) 21333 Haggerty Rd., Suite 100 Novi, MI 48375	Education	Second lien senior secured loan	L + 7.50%	3/13/2026	0.0%	5,393	5,308	5,366
Liberty Oilfield Services LLC(2) 950 17th Street, Suite 2000, 20th Floor Denver, CO 80202	Energy equipment and services	First lien senior secured loan	L + 7.63%	9/19/2022	0.0%	1,100	1,088	1,105
Lightning Midco, LLC (dba Vector Solutions)(4) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured loan	L + 5.50%	11/21/2025	0.0%	14,679	14,552	14,459

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Lightning Midco, LLC (dba Vector Solutions)(6)(8) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	0.0%	3,198	3,170	3,147
Lightning Midco, LLC (dba Vector Solutions)(4)(8) 4890 W. Kennedy Blvd, Suite 300 Tampa, FL 33609	Internet software and services	First lien senior secured revolving loan	L + 5.50%	11/21/2023	0.0%	1,038	1,025	1,012
LineStar Integrity Services LLC(4) 5391 Bay Oaks Dr. Pasadena, TX 77505	Infrastructure and environmental services	First lien senior secured loan	L + 7.25%	2/12/2024	0.0%	14,477	14,251	14,296
Litera Bidco LLC(4) 300 S Riverside Plaza #800 Chicago, IL 60606	Internet software and services	First lien senior secured loan	L + 5.75%	5/31/2026	0.0%	10,632	10,491	10,499
Litera Bidco LLC(8) 300 S Riverside Plaza #800 Chicago, IL 60606	Internet software and services	First lien senior secured revolving loan	L + 5.75%	5/31/2025	0.0%	—	(12)	(13)
Lytx, Inc.(2) 9785 Towne Centre Drive San Diego, CA 92121	Transportation	First lien senior secured loan	L + 6.75%	8/31/2023	0.0%	1,999	1,958	1,999
Lytx, Inc.(8) 9785 Towne Centre Drive San Diego, CA 92121	Transportation	First lien senior secured revolving loan	L + 6.75%	8/31/2022	0.0%	—	(1)	—
Manna Development Group, LLC(2) 2339 11th Street Encinitas, CA 92024	Food and beverage	First lien senior secured loan	L + 6.00%	10/24/2022	0.0%	8,681	8,595	8,573
Manna Development Group, LLC(2)(8) 2339 11th Street Encinitas, CA 92024	Food and beverage	First lien senior secured revolving loan	L + 6.00%	10/24/2022	0.0%	133	116	125
Mavis Tire Express Services Corp.(2) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Second lien senior secured loan	L + 7.50%	3/20/2026	0.0%	23,000	22,574	22,310
Mavis Tire Express Services Corp.(2)(8) 358 Saw Mill River Road, Suite 17 Millwood, NY 10546	Automotive	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2020	0.0%	215	181	131
MHE Intermediate Holdings, LLC (dba Material Handling Services)(4)(8) 3201 Levis Commons Blvd Perrysburg, OH 43551	Manufacturing	First lien senior secured delayed draw term loan	L + 5.00%	4/26/2020	0.0%	5,983	5,932	5,864
MINDBODY, Inc.(2) 651 Tank Farm Road San Luis Obispo, CA 93401	Internet software and services	First lien senior secured loan	L + 7.00%	2/14/2025	0.0%	10,179	10,089	10,077
MINDBODY, Inc.(8) 651 Tank Farm Road San Luis Obispo, CA 93401	Internet software and services	First lien senior secured revolving loan	L + 7.00%	2/14/2025	0.0%	—	(9)	(11)

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Motus, LLC and Runzheimer International LLC(4) Two Financial Center 60 South Street, Boston, MA 02111	Transportation	First lien senior secured loan	L + 6.33%	1/17/2024	0.0%	6,382	6,266	6,318
Nelipak Holding Company(2) 21 Amflex Drive Cranston, RI, 02921	Healthcare providers and services	First lien senior secured loan	L + 4.25%	7/2/2026	0.0%	5,727	5,619	5,670
Nelipak Holding Company(5)(8) 21 Amflex Drive Cranston, RI, 02921	Healthcare providers and services	First lien senior secured revolving loan	E + 4.50%	7/2/2024	0.0%	54	37	40
Nelipak Holding Company(2)(8) 21 Amflex Drive Cranston, RI, 02921	Healthcare providers and services	First lien senior secured revolving loan	L + 4.25%	7/2/2024	0.0%	320	304	311
Nelipak Holding Company(2) 21 Amflex Drive Cranston, RI, 02921	Healthcare providers and services	Second lien senior secured loan	L + 8.25%	7/2/2027	0.0%	7,994	7,879	7,874
Nelipak Holding Company(5) 21 Amflex Drive Cranston, RI, 02921	Healthcare providers and services	Second lien senior secured loan	E + 8.50%	7/2/2027	0.0%	8,049	7,908	7,908
NMI Acquisitionco, Inc. (dba Network Merchants)(2) 201 Main St. Roselle, IL 60172	Financial services	First lien senior secured loan	L + 5.75%	9/6/2022	0.0%	3,724	3,669	3,668
NMI Acquisitionco, Inc. (dba Network Merchants)(8) 201 Main St. Roselle, IL 60172	Financial services	First lien senior secured revolving loan	L + 5.75%	9/6/2022	0.0%	—	(1)	(1)
Norvax, LLC (dba GoHealth)(4) 214 West Huron St. Chicago, IL 60654	Insurance	First lien senior secured loan	L + 6.50%	9/12/2025	0.0%	27,205	26,813	26,796
Norvax, LLC (dba GoHealth)(8) 214 West Huron St. Chicago, IL 60654	Insurance	First lien senior secured revolving loan	L + 6.50%	9/13/2024	0.0%	—	(38)	(41)
Offen, Inc.(4) 5100 East 78th Avenue Commerce City, CO 80022	Distribution	First lien senior secured loan	L + 5.00%	6/22/2026	0.0%	3,654	3,620	3,609
Offen, Inc.(8) 5100 East 78th Avenue Commerce City, CO 80022	Distribution	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	0.0%	—	(12)	(17)
PHM Netherlands Midco B.V. (dba Loparex)(4) 1255 Crescent Green Suite 400 Cary, NC 27518	Manufacturing	Second lien senior secured loan	L + 8.75%	8/2/2027	0.0%	28,000	26,106	25,970
Pregis Topco LLC(2) 1650 Lake Cook Road, Suite 400 Deerfield, IL 60015 USA	Containers and packaging	Second lien senior secured loan	L + 8.00%	7/30/2027	0.0%	28,667	28,113	28,093

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Premier Imaging, LLC (dba LucidHealth)(2) 100 E. Campus View Blvd., Suite 100 Columbus, Ohio 43235	Healthcare providers and services	First lien senior secured loan	L + 5.75%	1/2/2025	0.0%	5,940	5,839	5,821
Professional Plumbing Group, Inc.(4) 2951 E HWY 501 Conway, SC 29526	Manufacturing	First lien senior secured loan	L + 6.75%	4/16/2024	0.0%	6,737	6,660	6,586
Professional Plumbing Group, Inc.(4)(8) 2951 E HWY 501 Conway, SC 29526	Manufacturing	First lien senior secured revolving loan	L + 6.75%	4/16/2023	0.0%	857	846	821
Project Power Buyer, LLC (dba PEC-Veriforce)(4) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured loan	L + 5.75%	5/14/2026	0.0%	5,783	5,716	5,682
Project Power Buyer, LLC (dba PEC-Veriforce)(8) 233 General Patton Ave. Mandeville, LA 70471	Oil and gas	First lien senior secured revolving loan	L + 5.75%	5/14/2025	0.0%	—	(6)	(10)
Propulsion Acquisition, LLC (dba Belcan, Inc.)(2) 10200 Anderson Way Cincinnati, OH 45242	Aerospace and defense	First lien senior secured loan	L + 6.00%	7/13/2021	0.0%	27,263	27,051	26,992
Reef Global, Inc. (fka Cheese Acquisition, LLC)(8) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured revolving loan	L + 4.75%	11/28/2023	0.0%	—	(22)	(34)
Imperial Parking Canada(7) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	C + 5.00%	11/28/2024	0.0%	3,819	3,711	3,763
Reef Global, Inc. (fka Cheese Acquisition, LLC)(4) 233 Peachtree Street NE Harris Tower, Suite 2600 Atlanta, GA 30303	Buildings and real estate	First lien senior secured loan	L + 4.75%	11/28/2024	0.0%	18,750	18,509	18,468
RSC Acquisition, Inc (dba Risk Strategies)(4) 160 Federal Street, 4th Floor Boston, MA 02110	Insurance	First lien senior secured loan	L + 5.50%	11/1/2026	0.0%	10,196	9,996	9,992
RSC Acquisition, Inc (dba Risk Strategies)(8) 160 Federal Street, 4th Floor Boston, MA 02110	Insurance	First lien senior secured revolving loan	L + 5.50%	11/1/2026	0.0%	—	(8)	(9)
RSC Acquisition, Inc (dba Risk Strategies)(4)(8) 160 Federal Street, 4th Floor Boston, MA 02110	Insurance	First lien senior secured delayed draw term loan	L + 5.50%	11/1/2026	0.0%	613	548	546
RxSense Holdings, LLC(2) 99 High Street, Suite 2800 Boston, MA 02110	Healthcare providers and services	First lien senior secured loan	L + 6.00%	2/15/2024	0.0%	24,517	24,203	24,087

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
RxSense Holdings, LLC(4)(8) 99 High Street, Suite 2800 Boston, MA 02110	Healthcare providers and services	First lien senior secured revolving loan	L + 6.00%	2/15/2024	0.0%	764	745	737
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(2) 3921 DeWitt Ave Mattoon, IL 61938	Manufacturing	First lien senior secured loan	L + 4.50%	6/28/2026	0.0%	3,370	3,338	3,319
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(2)(8) 3921 DeWitt Ave Mattoon, IL 61938	Manufacturing	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	0.0%	182	178	176
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(2) 3500 Lacey Rd Downers Grove, IL 60515	Food and beverage	First lien senior secured loan	L + 4.50%	7/30/2025	0.0%	4,288	4,214	4,203
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(2)(8) 3500 Lacey Rd Downers Grove, IL 60515	Food and beverage	First lien senior secured revolving loan	L + 4.50%	7/30/2023	0.0%	613	597	593
Severin Acquisition, LLC (dba PowerSchool)(4) 150 Parkshore Dr. Folsom, CA 95630	Education	Second lien senior secured loan	L + 6.75%	8/3/2026	0.0%	27,000	26,912	26,865
Swipe Acquisition Corporation (dba PLI)(2) 1220 Trade Drive North Las Vegas, NV 89030	Advertising and media	First lien senior secured loan	L + 7.75%	6/29/2024	0.0%	19,680	19,365	19,139
TC Holdings, LLC (dba TrialCard)(4) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured loan	L + 4.50%	11/14/2023	0.0%	21,155	20,913	21,155
TC Holdings, LLC (dba TrialCard)(8) 2250 Perimeter Park Dr #300, Morrisville, NC 27560	Healthcare providers and services	First lien senior secured revolving loan	L + 4.50%	11/14/2022	0.0%	—	(33)	—
THG Acquisition, LLC (dba Hilb)(4) 6802 Paragon Place, Suite 200 Richmond, VA 23230	Insurance	First lien senior secured loan	L + 5.75%	12/2/2026	0.0%	20,022	19,526	19,522
THG Acquisition, LLC (dba Hilb)(8) 6802 Paragon Place, Suite 200 Richmond, VA 23230	Insurance	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	0.0%	—	(69)	(70)
THG Acquisition, LLC (dba Hilb)(8) 6802 Paragon Place, Suite 200 Richmond, VA 23230	Insurance	First lien senior secured revolving loan	L + 5.75%	12/2/2025	0.0%	—	(46)	(47)

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(2) 150 Granby Street Norfolk, VA 23510-1604	Internet software and services	First lien senior secured loan	L + 6.50%	6/17/2024	0.0%	23,532	23,337	23,296
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(8) 150 Granby Street Norfolk, VA 23510-1604	Internet software and services	First lien senior secured revolving loan	L + 6.50%	6/15/2023	0.0%	—	(2)	(2)
Transact Holdings, Inc.(2) 1111 19th Street Northwest Washington, DC 20036	Financial services	First lien senior secured loan	L + 4.75%	4/30/2026	0.0%	8,978	8,853	8,798
Troon Golf, L.L.C.(4) 15044 N. Scottsdale Road, Suite 300 Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	0.0%	26,914	26,606	26,914
Troon Golf, L.L.C.(8) 15044 N. Scottsdale Road, Suite 300 Scottsdale, AZ 85254	Leisure and entertainment	First lien senior secured revolving loan	L + 5.50%	3/29/2025	0.0%	—	(5)	—
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4) 4500 East-West Highway Suite 300 Bethesda, MD 20814	Education	First lien senior secured loan	L + 6.00%	5/14/2024	0.0%	9,692	9,505	9,571
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(4)(8) 4500 East-West Highway Suite 300 Bethesda, MD 20814	Education	First lien senior secured revolving loan	L + 6.00%	5/14/2024	0.0%	192	179	183
Ultimate Baked Goods Midco, LLC(4) 828 Kasota Ave SE Minneapolis, MN 55414	Food and beverage	First lien senior secured loan	L + 4.00%	8/11/2025	0.0%	2,970	2,922	2,911
Ultimate Baked Goods Midco, LLC(2)(8) 828 Kasota Ave SE Minneapolis, MN 55414	Food and beverage	First lien senior secured revolving loan	L + 4.00%	8/9/2023	0.0%	113	104	102
Valence Surface Technologies LLC(4) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured loan	L + 5.75%	6/28/2025	0.0%	24,875	24,528	24,502
Valence Surface Technologies LLC(8) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	0.0%	—	(17)	(113)
Valence Surface Technologies LLC(8) 1790 Hughes Landing Blvd Ste. 300 The Woodlands, TX 77380	Aerospace and defense	First lien senior secured revolving loan	L + 5.75%	6/28/2025	0.0%	—	(34)	(38)

($ in thousands) Company(1)	Industry	Type of Investment	Interest Rate	Maturity / Dissolution Date	Percentage of Class Held on a Fully Diluted Basis	Principal Number of Shares / Number of Units	Amortized Cost	Fair Value
Velocity Commercial Capital, LLC(4) Russell Ranch Rd. Suite 295 Westlake Village, CA 91362	Buildings and real estate	First lien senior secured loan	L + 7.50%	8/29/2024	0.0%	27,500	27,176	27,225
Vistage International, Inc.(2) 11452 El Camino Real, Suite 400 San Diego, CA 92130	Business services	Second lien senior secured loan	L + 8.00%	2/8/2026	0.0%	5,200	5,164	5,174
VVC Holding Corp. (dba athenahealth, Inc.)(4) 311 Arsenal Street Watertown, MA 02472	Healthcare technology	First lien senior secured loan	L + 4.50%	2/11/2026	0.0%	24,812	24,363	24,907
WU Holdco, Inc. (dba Weiman Products, LLC)(4) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured loan	L + 5.25%	3/26/2026	0.0%	20,019	19,653	19,619
WU Holdco, Inc. (dba Weiman Products, LLC)(8) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured revolving loan	L + 5.25%	3/26/2025	0.0%	—	(35)	(40)
WU Holdco, Inc. (dba Weiman Products, LLC)(4)(8) 705 Tri State Pkwy Gurnee, IL 60031	Consumer products	First lien senior secured delayed draw term loan	L + 5.25%	3/26/2021	0.0%	419	390	387
Zenith Energy U.S. Logistics Holdings, LLC(2) 3900 Essex Lane Suite 950 Houston, TX 77027	Oil and gas	First lien senior secured loan	L + 5.50%	12/21/2024	0.0%	13,133	12,926	12,739

________________

(1)

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

(2)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.76%.
(3)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2019 was 1.83%.
(4)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.91%.
(5)	The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2019 was (0.4)%.
(6)	The interest rate on these loans is subject to Prime, which as of December 31, 2019 was 4.75%.
(7)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2019 was 2.08%.
(8)	Position or portion thereof is an unfunded loan commitment. See Note 7 "Commitments and Contingencies"
(9)	Investment does not contain a variable rate structure.

Results of Operations

The following table represents the operating results for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Total Investment Income	$101,471	$34,161	$2,023
Less: Net Operating Expenses	52,624	19,197	552
Net Investment Income (Loss)	48,847	14,964	1,471
Net realized gain (loss)	1,528	737	5
Net change in unrealized gain (loss)	1,610	(3,262)	92
Net Increase (Decrease) in Net Assets Resulting from Operations	$51,985	$12,439	$1,568

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Interest income from investments	$99,047	$33,165	$1,857
Other income	2,424	996	166
Total investment income	$101,471	$34,161	$2,023

For the Years Ended December 31, 2019 and 2018

Investment income increased to $101.5 million for the year ended December 31, 2019 from $34.2 million in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $0.7 billion as of December 31, 2018, to $1.5 billion as of December 31, 2019. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $2.6 million and $0.7 million, for the years ended December 31, 2019 and 2018, respectively.

For the Years Ended December 31, 2018 and 2017

Investment income increased to $34.2 million for the year ended December 31, 2018 from $2.0 million in prior year due to an increase in interest income as a result of an increase in our investment portfolio and other income earned during the year ended December 31, 2018. Our investment portfolio, at par, increased from $67.7 million as of December 31, 2017, to $742.6 million as of December 31, 2018.

Expenses

Expenses for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Initial organization	$—	$—	$874
Offering costs	3,759	3,933	-
Interest expense	24,433	7,318	125
Management fee	19,502	6,463	375
Performance based incentive fees	10,306	2,328	19
Professional fees	2,973	2,170	1,036
Directors' fees	658	334	181
Other general and administrative	2,110	1,159	882
Total operating expenses	$63,741	$23,705	$3,492
Management and incentive fees waived	(4,074)	(3,181)	—
Expense Support	(7,043)	(2,646)	(2,940)
Recoupment of Expense Support	-	1,319	-
Net operating expenses	$52,624	$19,197	$552

For the Years Ended December 31, 2019 and 2018

Net operating expenses increased to $52.6 million for the year ended December 31, 2019 from $19.2 million for the year ended December 31, 2018 primarily due to increases in interest expense and management fees. The increase in interest expense of $17.1 million was driven by an increase in average daily borrowings to $449 million from $128 million period over period. The increase in management fees of $13.0 million is due to an increase in gross assets driven by an increase investments.

For the Years Ended December 31, 2018 and 2017

Net operating expenses increased to $19.2 million for the year ended December 31, 2018 from $0.6 million for the year ended December 31, 2017 primarily due to increases in interest expense and management fees. The increase in interest expense of $7.2 million was driven by an increase in average daily borrowings to $128 million from $2 million period over period. The increase in management fees of $6.1 million is due to an increase in gross assets driven by an increase investments.

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

For the years ended December 31, 2019, 2018 and 2017, we had no accrued U.S. federal excise tax.

Net Unrealized Gain (Loss) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2019, 2018 and 2017, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Net unrealized gain on investments	$6,634	$1,540	$134
Net unrealized loss on investments	(5,019)	(4,802)	(42)
Translation of assets and liabilities in foreign currencies	(5)	—	—
Net unrealized gain (loss)	$1,610	$(3,262)	$92

For the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of December 31, 2019, the fair value of our debt investments as a percentage of principal was 98.2% as compared to 97.9% as of December 31, 2018.

For the Years Ended December 31, 2018 and 2017

For the year ended December 31, 2018, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2017. As of December 31, 2018, the fair value of our debt investments as a percentage of principal was 97.9% as compared to 97.7% as of December 31, 2017.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2019, 2018 and 2017 were comprised of the following:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Net realized gain (loss) on investments	$1,605	$737	$5
Net realized gain (loss) on foreign currency transactions	$(77)	$—	$—
Net realized gain (loss)	$1,528	$737	$5

Realized Gross Internal Rate of Return

Since we began investing in 2017 through December 31, 2019, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.7% (based on total capital invested of $234.2 million and total proceeds from these exited investments of $254.9 million). Seventy five percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our common stock and from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments. The primary uses of our cash are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2019 and 2018, our asset coverage ratios were 269% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2019 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2019, we had $73.1 million in cash. During the year ended December 31, 2019, we used $674.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $939.1 million, partially offset by sales of portfolio investments of $235.7 million, and other operating activity of $29.1 million. Lastly, cash provided by financing activities was $726.5 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $263.1 million and proceeds from the issuance of shares of $505.1 million, partially offset by distributions paid of $25.0 million, shares repurchased of $7.7 million and debt issuance costs of $8.9 million.

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

Net Assets

Share Issuances

In connection with our formation, we had the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, we amended our charter to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 450,000,000. Pursuant to our Registration Statement on Form N-2 (File No. 333-213716), we registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share and pursuant to our Registration Statement on Form N-2 (File No. 333-232183), we registered an additional 160,000,000 common shares, par value $0.01 per share, at an initial public offering price of $9.56 per share.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	55,828,487	$514,650	38,365,220	$358,134	9,807,955	$90,894
Reinvestment of distributions	2,197,193	19,887	797,371	7,241	58,161	526
Repurchased Shares	(851,590)	(7,706)	(168,106)	(1,527)	—	—
Total shares/gross proceeds	57,174,090	526,831	38,994,485	363,848	9,866,116	91,420
Sales load	—	(9,565)	—	(9,847)	—	(2,242)
Total shares/net proceeds	57,174,090	$517,266	38,994,485	$354,001	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

The following table presents cash distributions per share that were declared during the year ended December 31, 2017:

	Distributions
($ in thousands)	Per Share	Amount
2017
June 30, 2017 (twelve record dates)	$0.15	$124
September 30, 2017 (thirteen record dates)	0.17	480
December 31, 2017 (thirteen record dates)	0.17	1,060
Total	$0.49	$1,664

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

On February 19, 2020, the Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through December 31, 2019, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of (undistributed) net investment income	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gains on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

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

On August 19, 2019, we conducted a tender offer to repurchase up to $13.1 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.08 per share (which reflects the net offering price per share in effect as of September 18, 2019). The offer expired on September 16, 2019, with approximately 234,693 shares purchased in connection with the repurchase offer.

On November 18, 2019, we conducted a tender offer to repurchase up to $17.0 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.02 per share (which reflects the net offering price per share in effect as of December 18, 2019). The offer expired on December 16, 2019, with approximately 396,914 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to December 31, 2019 was 22.6% (without upfront sales load) and 16.4% (with maximum upfront sales load).  The following table presents cumulative total returns for the years ended December 31, 2019 and 2018, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	7.1%	7.1%	N/A	N/A	8.2%	22.6%	16.4%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred financing costs of $3.7 million.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Interest expense	$22,280	$6,320	$72
Amortization of debt issuance costs	2,153	998	53
Total Interest Expense	$24,433	$7,318	$125
Average interest rate	4.8%	4.9%	4.6%
Average daily borrowings	$449,037	$128,327	$2,487

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

The summary below reflects the terms of the SPV Asset Facility as amended by SPV Facility Amendment No. 1, SPV Facility Amendment No. 2, and SPV Facility Amendment No. 3

From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these contributions. Proceeds from the SPV Asset Facility have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility is $750 million (increased from $500 million on April 29, 2019 pursuant to the Second Amended and Restated Credit Agreement); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits

The SPV Asset Facility provides for a reinvestment period up to and including November 30, 2021. (the “Commitment Termination Date”). Prior to the Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.

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

2024 Notes

On November 21, 2019, we and the Advisor entered into a Purchase Agreement (the “Purchase Agreement”) with Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed on Schedule 1 thereto (the “Initial Purchasers”), and GreensLedge Capital Markets LLC, as the capital markets advisor (the “Capital Markets Advisor”) which Purchase Agreement relates to our sale of $300 million aggregate principal amount of our 4.625% notes due 2024 (the “2024 Notes”) to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2024 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between us and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of November 26, 2019 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between us and the Trustee. The 2024 Notes will mature on November 26, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020. The 2024 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Notes. The 2024 Notes will rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated.  The 2024 Notes will rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness.  The 2024 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2019 and 2018, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$—
AmSpec Services Inc.	First lien senior secured revolving loan	1,538	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	852	974
Associations, Inc.	First lien senior secured delayed draw term loan	1,556	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	1,250	—
BIG Buyer, LLC	First lien senior secured delayed draw term loan	3,750	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	800
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	—	441
Imperial Parking Canada	First lien senior secured delayed draw term loan	—	15,519
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	1,136
ConnectWise, LLC	First lien senior secured revolving loan	3,611	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	700	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,322	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,738	6,950

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	2,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,400	—
Galls, LLC	First lien senior secured revolving loan	1,274	1,865
Galls, LLC	First lien senior secured delayed draw term loan	4,756	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	190	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,602
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,985	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	8,100	—
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,200	46
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,275	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	7,500	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2,089	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,103	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	607	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	—
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	3,771	—
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	6,938	—

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	228	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	686	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	4,167
Litera Bidco LLC	First lien senior secured revolving loan	1,013	—
Lytx, Inc.	First lien senior secured revolving loan	93	93
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	5,168	3,480
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	600
Nelipak Holding Company	First lien senior secured revolving loan	832	—
Nelipak Holding Company	First lien senior secured revolving loan	560	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	29
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,728	—
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	800
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,723	—
RxSense Holdings, LLC	First lien senior secured revolving loan	764	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	387	867
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	—	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	2,253
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	5,614	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	452	565
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	7,500	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,420	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$146,793	$89,855

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2019, management was not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility and Promissory Note as of December 31, 2019, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility	$265,672	$—	$265,672	$—	$—
Unsecured debt investments	300,000	—	—	300,000	—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$565,672	$—	$265,672	$300,000	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2017, and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions for the years ended December 31, 2019 and 2018. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of December 31, 2019, 100.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$44.0	$8.0	$36.0
Up 200 basis points	$29.3	$5.3	$24.0
Up 100 basis points	$14.7	$2.7	$12.0
Down 100 basis points	$(13.5)	$(2.7)	$(10.8)
Down 200 basis points	$(16.2)	$(5.1)	$(11.1)
Down 300 basis points	$(16.2)	$(5.1)	$(11.1)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with custodians, agents, or by other appropriate auditing procedures.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 25, 2020

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $1,443,007 and $731,981, respectively)	$1,441,526	$728,812
Cash	73,117	20,903
Interest receivable	9,031	3,362
Receivable for investments sold	2,309	—
Prepaid expenses and other assets	2,294	1,912
Total Assets	$1,528,277	$754,989
Liabilities
Debt (net of deferred unamortized debt issuance costs of $10,447 and $3,703, respectively)	555,225	298,798
Distribution payable	5,266	—
Payable for investments purchased	—	10,713
Payables to affiliates	7,219	5,298
Accrued expenses and other liabilities	3,288	1,970
Total Liabilities	570,998	316,779
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 and 300,000,000 shares authorized, respectively; 106,034,790 and 48,860,700 shares issued and outstanding, respectively	1,060	489
Additional paid-in-capital	959,247	442,551
Distributable earnings	(3,028)	(4,830)
Total Net Assets	957,279	438,210
Total Liabilities and Net Assets	$1,528,277	$754,989
Net Asset Value Per Share	$9.03	$8.97

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$99,047	$33,165	$1,857
Other income	2,424	996	166
Total investment income from non-controlled, non-affiliated investments	101,471	34,161	2,023
Total Investment Income	101,471	34,161	2,023
Operating Expenses
Initial organization	—	—	874
Offering costs	3,759	3,933	—
Interest expense	24,433	7,318	125
Management fee	19,502	6,463	375
Performance based incentive fees	10,306	2,328	19
Professional fees	2,973	2,170	1,036
Directors' fees	658	334	181
Other general and administrative	2,110	1,159	882
Total Operating Expenses	63,741	23,705	3,492
Management and incentive fees waived (Note 3)	(4,074)	(3,181)	—
Expense support	(7,043)	(2,646)	(2,940)
Recoupment of expense support	—	1,319	—
Net Operating Expenses	52,624	19,197	552
Net Investment Income (Loss)	$48,847	$14,964	$1,471
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$1,615	$(3,262)	$92
Translation of assets and liabilities in foreign currencies	(5)	—	—
Total Net Change in Unrealized Gain (Loss)	1,610	(3,262)	92
Net realized gain (loss):
Non-controlled, non-affiliated investments	1,605	737	5
Foreign currency transactions	(77)	—	—
Total Net Realized Gain (Loss)	1,528	737	5
Total Net Realized and Change in Unrealized Gain (Loss)	3,138	(2,525)	97
Net Increase (Decrease) in Net Assets Resulting from Operations	$51,985	$12,439	$1,568
Earnings Per Share - Basic and Diluted	$0.68	$0.47	$0.45
Weighted Average Shares Outstanding - Basic and Diluted	76,023,995	26,555,178	3,500,950

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(8)(21)	First lien senior secured loan	L + 4.50%	11/28/2025	$24,750	$24,534	$24,235	2.5%
Swipe Acquisition Corporation (dba PLI)(6)(21)	First lien senior secured loan	L + 7.75%	6/29/2024	19,680	19,365	19,139	2.0%
				44,430	43,899	43,374	4.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(21)	First lien senior secured loan	L + 6.25%	1/4/2025	34,511	33,873	34,028	3.6%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(6)	First lien senior secured loan	L + 6.00%	7/13/2021	27,263	27,051	26,992	2.8%
Valence Surface Technologies LLC(8)(21)	First lien senior secured loan	L + 5.75%	6/28/2025	24,875	24,528	24,502	2.6%
Valence Surface Technologies LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	—	(17)	(113)	—%
Valence Surface Technologies LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	—	(34)	(38)	—%
				86,649	85,401	85,371	9.0%
Automotive
Mavis Tire Express Services Corp.(6)(21)	Second lien senior secured loan	L + 7.50%	3/20/2026	23,000	22,574	22,310	2.3%
Mavis Tire Express Services Corp.(6)(13)(15)(21)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2020	215	181	131	—%
				23,215	22,755	22,441	2.3%
Buildings and real estate
Associations, Inc.(8)(21)	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	27,776	27,497	27,500	2.9%
Associations, Inc.(8)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	3,528	3,480	3,477	0.4%
Associations, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	—	(10)	(15)	—%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(8)(21)	First lien senior secured loan	L + 4.75%	11/28/2024	18,750	18,509	18,468	1.9%
Imperial Parking Canada(9)(21)	First lien senior secured loan	C + 5.00%	11/28/2024	3,819	3,711	3,763	0.4%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	—	(22)	(34)	—%
Velocity Commercial Capital, LLC(8)(21)	First lien senior secured loan	L + 7.50%	8/29/2024	27,500	27,176	27,225	2.9%
				81,373	80,341	80,384	8.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(21)	Second lien senior secured loan	L + 7.75%	2/27/2026	22,486	22,380	22,374	2.3%
CIBT Global, Inc.(8)(21)	Second lien senior secured loan	L + 7.75%	6/2/2025	10,500	10,270	10,369	1.1%
ConnectWise, LLC(8)(21)	First lien senior secured loan	L + 6.00%	2/28/2025	33,680	33,298	33,259	3.5%
ConnectWise, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	—	(40)	(45)	—%
Entertainment Benefits Group, LLC(6)(21)	First lien senior secured loan	L + 5.75%	9/27/2025	20,449	20,153	20,142	2.1%
Entertainment Benefits Group, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 5.75%	9/27/2024	600	557	555	0.1%
Vistage International, Inc.(6)(21)	Second lien senior secured loan	L + 8.00%	2/8/2026	5,200	5,164	5,174	0.5%
				92,915	91,782	91,828	9.6%
Chemicals
Douglas Products and Packaging Company LLC(8)(21)	First lien senior secured loan	L + 5.75%	10/19/2022	18,234	18,106	17,962	1.9%
Douglas Products and Packaging Company LLC(13)(20)(21)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	203	196	181	—%
Innovative Water Care Global Corporation(8)(21)	First lien senior secured loan	L + 5.00%	2/27/2026	24,813	23,220	21,835	2.3%
				43,250	41,522	39,978	4.2%
Consumer products
Feradyne Outdoors, LLC(8)(20)(21)	First lien senior secured loan	L + 6.25%	5/25/2023	975	968	858	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(21)	First lien senior secured loan	L + 5.25%	3/26/2026	20,019	19,653	19,619	2.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.25%	3/26/2021	419	390	387	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	—	(35)	(40)	—%
				21,413	20,976	20,824	2.2%
Containers and packaging
Pregis Topco LLC(6)(21)	Second lien senior secured loan	L + 8.00%	7/30/2027	28,667	28,113	28,093	2.9%
				28,667	28,113	28,093	2.9%
Distribution
Aramsco, Inc.(6)(21)	First lien senior secured loan	L + 5.25%	8/28/2024	10,515	10,325	10,278	1.1%
Aramsco, Inc.(6)(13)(20)(21)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	191	171	168	—%
Dealer Tire, LLC(6)(21)(22)	First lien senior secured loan	L + 5.50%	12/15/2025	20,098	19,211	20,110	2.1%
Endries Acquisition, Inc.(6)(21)	First lien senior secured loan	L + 6.25%	12/10/2025	19,850	19,543	19,503	2.0%
Endries Acquisition, Inc.(6)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	1,204	1,101	1,082	0.1%
Endries Acquisition, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(43)	(53)	—%
Individual Foodservice Holdings, LLC(8)(20)(21)	First lien senior secured loan	L + 5.75%	11/22/2025	25,500	24,951	24,944	2.6%
Individual Foodservice Holdings, LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	—	(161)	(164)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Individual Foodservice Holdings, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	225	129	127	—%
Offen, Inc.(8)(21)	First lien senior secured loan	L + 5.00%	6/22/2026	3,654	3,620	3,609	0.4%
Offen, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(12)	(17)	—%
				81,237	78,835	79,587	8.3%
Education
2U, Inc.(6)(18)(21)	First lien senior secured loan	L + 5.75%	5/22/2024	20,000	19,731	19,600	2.0%
Learning Care Group (US) No. 2 Inc.(8)(21)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,308	5,366	0.6%
Severin Acquisition, LLC (dba PowerSchool)(8)(21)	Second lien senior secured loan	L + 6.75%	8/3/2026	27,000	26,912	26,865	2.8%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(21)	First lien senior secured loan	L + 6.00%	5/14/2024	9,692	9,505	9,571	1.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	192	179	183	—%
				62,277	61,635	61,585	6.4%
Energy equipment and services
Liberty Oilfield Services LLC(6)(18)(21)	First lien senior secured loan	L + 7.63%	9/19/2022	1,100	1,088	1,105	0.1%
				1,100	1,088	1,105	0.1%
Financial services
Blackhawk Network Holdings, Inc.(6)(21)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,477	18,343	18,430	1.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(21)	First lien senior secured loan	L + 5.75%	9/6/2022	3,724	3,669	3,668	0.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	9/6/2022	—	(1)	(1)	—%
Transact Holdings, Inc.(6)(20)(21)	First lien senior secured loan	L + 4.75%	4/30/2026	8,978	8,853	8,798	0.9%
				31,179	30,864	30,895	3.2%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(6)(21)	First lien senior secured loan	L + 5.75%	11/1/2025	27,966	27,692	27,686	2.9%
Caiman Merger Sub LLC (dba City Brewing)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(20)	(20)	—%
CM7 Restaurant Holdings, LLC(6)(21)	First lien senior secured loan	L + 8.00%	5/22/2023	5,913	5,834	5,824	0.6%
H-Food Holdings, LLC(6)(21)(22)	First lien senior secured loan	L + 4.00%	5/23/2025	6,694	6,587	6,656	0.7%
H-Food Holdings, LLC(6)(21)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,807	17,836	2.0%
Hometown Food Company(6)(21)	First lien senior secured loan	L + 5.00%	8/31/2023	3,203	3,154	3,163	0.3%
Hometown Food Company(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(7)	(6)	—%
Manna Development Group, LLC(6)(21)	First lien senior secured loan	L + 6.00%	10/24/2022	8,681	8,595	8,573	0.9%
Manna Development Group, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	133	116	125	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(21)	First lien senior secured loan	L + 4.50%	7/30/2025	4,288	4,214	4,203	0.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(13)(20)(21)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	613	597	593	0.1%
Ultimate Baked Goods Midco, LLC(8)(21)	First lien senior secured loan	L + 4.00%	8/11/2025	2,970	2,922	2,911	0.3%
Ultimate Baked Goods Midco, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	113	104	102	—%
				78,774	77,595	77,646	8.2%
Healthcare providers and services
Confluent Health, LLC.(6)(21)	First lien senior secured loan	L + 5.00%	6/24/2026	4,478	4,436	4,410	0.5%
Covenant Surgical Partners, Inc.(6)(21)	First lien senior secured loan	L + 4.00%	7/1/2026	3,491	3,458	3,465	0.4%
Covenant Surgical Partners, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.00%	7/1/2021	—	(7)	(5)	—%
Geodigm Corporation (dba National Dentex)(6)(16)(21)	First lien senior secured loan	L + 6.87%	12/1/2021	19,738	19,615	19,343	2.0%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(20)(21)	First lien senior secured loan	L + 4.00%	8/6/2025	1,128	1,123	1,124	0.1%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(21)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,266	12,220	1.3%
Nelipak Holding Company(6)(21)	First lien senior secured loan	L + 4.25%	7/2/2026	5,727	5,619	5,670	0.6%
Nelipak Holding Company(6)(13)(20)(21)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	320	304	311	—%
Nelipak Holding Company(13)(20)(21)(23)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	54	37	40	—%
Nelipak Holding Company(6)(21)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,879	7,874	0.8%
Nelipak Holding Company(20)(21)(23)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,049	7,908	7,908	0.8%
Premier Imaging, LLC (dba LucidHealth)(6)(21)	First lien senior secured loan	L + 5.75%	1/2/2025	5,940	5,839	5,821	0.6%
RxSense Holdings, LLC(6)(21)	First lien senior secured loan	L + 6.00%	2/15/2024	24,517	24,203	24,087	2.5%
RxSense Holdings, LLC(8)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	2/15/2024	764	745	737	0.1%
TC Holdings, LLC (dba TrialCard)(8)(21)	First lien senior secured loan	L + 4.50%	11/14/2023	21,155	20,913	21,155	2.2%
TC Holdings, LLC (dba TrialCard)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(33)	—	—%
				115,730	114,305	114,160	11.9%
Healthcare technology
Bracket Intermediate Holding Corp.(8)(21)	Second lien senior secured loan	L + 8.13%	9/5/2026	3,750	3,684	3,675	0.4%
Definitive Healthcare Holdings, LLC(8)(21)	First lien senior secured loan	L + 5.50%	7/16/2026	27,508	27,249	27,233	2.8%
Definitive Healthcare Holdings, LLC(13)(14)(20)(21)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2026	—	(28)	—	—%
Definitive Healthcare Holdings, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(14)	(15)	—%
Interoperability Bidco, Inc.(6)(21)	First lien senior secured loan	L + 5.75%	6/25/2026	19,204	18,977	18,915	2.0%
Interoperability Bidco, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(8)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(11)	(15)	—%
VVC Holding Corp. (dba athenahealth, Inc.)(8)(21)(22)	First lien senior secured loan	L + 4.50%	2/11/2026	24,812	24,363	24,907	2.6%
				75,274	74,218	74,692	7.8%
Household products
Hayward Industries, Inc.(6)(21)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,603	4,629	0.5%
HGH Purchaser, Inc. (dba Horizon Services)(6)(21)	First lien senior secured loan	L + 6.00%	11/1/2025	19,440	19,155	19,148	2.0%
HGH Purchaser, Inc. (dba Horizon Services)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	—	(20)	(20)	—%
HGH Purchaser, Inc. (dba Horizon Services)(10)(13)(20)(21)	First lien senior secured revolving loan	P + 5.00%	11/1/2025	446	410	409	—%
				24,561	24,148	24,166	2.5%
Infrastructure and environmental services
LineStar Integrity Services LLC(8)(21)	First lien senior secured loan	L + 7.25%	2/12/2024	14,477	14,251	14,296	1.5%
				14,477	14,251	14,296	1.5%
Insurance
Asurion, LLC(6)(21)(22)	Second lien senior secured loan	L + 6.50%	8/4/2025	10,000	10,130	10,115	1.1%
Integrity Marketing Acquisition, LLC(8)(21)	First lien senior secured loan	L + 5.75%	8/27/2025	17,244	16,997	16,985	1.8%
Integrity Marketing Acquisition, LLC(8)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	2/29/2020	4,696	4,591	4,626	0.5%
Integrity Marketing Acquisition, LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	2/27/2021	—	(24)	—	—%
Integrity Marketing Acquisition, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(26)	(28)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(21)	First lien senior secured loan	L + 4.00%	6/3/2026	6,038	5,855	5,872	0.6%
KWOR Acquisition, Inc. (dba Worley Claims Services)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(18)	(17)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(26)	(36)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(21)	Second lien senior secured loan	L + 7.75%	11/30/2026	12,400	12,224	12,152	1.3%
Norvax, LLC (dba GoHealth)(8)(21)	First lien senior secured loan	L + 6.50%	9/12/2025	27,205	26,813	26,796	2.8%
Norvax, LLC (dba GoHealth)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(38)	(41)	—%
RSC Acquisition, Inc (dba Risk Strategies)(8)(21)	First lien senior secured loan	L + 5.50%	11/1/2026	10,196	9,996	9,992	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(8)(13)(20)(21)	First lien senior secured delayed draw term loan	L + 5.50%	11/1/2026	613	548	546	0.1%
RSC Acquisition, Inc (dba Risk Strategies)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.50%	11/1/2026	—	(8)	(9)	—%
THG Acquisition, LLC (dba Hilb)(8)(20)(21)	First lien senior secured loan	L + 5.75%	12/2/2026	20,022	19,526	19,522	2.0%
THG Acquisition, LLC (dba Hilb)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	—	(69)	(70)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(46)	(47)	—%
				108,414	106,425	106,358	11.2%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(18)(21)	First lien senior secured loan	L + 5.75%	5/13/2025	7,082	7,001	6,940	0.7%
3ES Innovation Inc. (dba Aucerna)(13)(14)(18)(20)(21)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(8)	(14)	—%
Apptio, Inc.(6)(20)(21)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,234	7,272	0.8%
Apptio, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(8)	(6)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(21)	First lien senior secured loan	L + 3.75%	7/31/2024	1,997	1,965	1,957	0.2%
Genesis Acquisition Co. (dba Procare Software)(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	—	(4)	(5)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(13)(20)(21)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	103	98	97	—%
IQN Holding Corp. (dba Beeline)(8)(21)	First lien senior secured loan	L + 5.50%	8/20/2024	26,487	26,159	26,155	2.7%
IQN Holding Corp. (dba Beeline)(8)(13)(20)(21)	First lien senior secured revolving loan	L + 5.50%	8/20/2023	822	794	790	0.1%
Lightning Midco, LLC (dba Vector Solutions)(8)(21)	First lien senior secured loan	L + 5.50%	11/21/2025	14,679	14,552	14,459	1.5%
Lightning Midco, LLC (dba Vector Solutions)(10)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	3,198	3,170	3,147	0.3%
Lightning Midco, LLC (dba Vector Solutions)(8)(13)(20)(21)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	1,038	1,025	1,012	0.1%
Litera Bidco LLC(8)(21)	First lien senior secured loan	L + 5.75%	5/31/2026	10,632	10,491	10,499	1.1%
Litera Bidco LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	5/31/2025	—	(12)	(13)	—%
MINDBODY, Inc.(6)(21)	First lien senior secured loan	L + 7.00%	2/14/2025	10,179	10,089	10,077	1.1%
MINDBODY, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(9)	(11)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(20)(21)	First lien senior secured loan	L + 6.50%	6/17/2024	23,532	23,337	23,296	2.4%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(2)	(2)	—%
				107,113	105,872	105,650	11.0%
Leisure and entertainment
Troon Golf, L.L.C.(8)(16)(17)(21)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	26,914	26,606	26,914	2.8%
Troon Golf, L.L.C.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(5)	—	—%
				26,914	26,601	26,914	2.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Manufacturing
Ideal Tridon Holdings, Inc.(8)(21)	First lien senior secured loan	L + 5.75%	7/31/2024	13,235	13,002	13,168	1.4%
Ideal Tridon Holdings, Inc.(8)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	634	618	631	0.1%
Ideal Tridon Holdings, Inc.(6)(13)(20)(21)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	73	52	67	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 5.00%	4/26/2020	5,983	5,932	5,864	0.6%
PHM Netherlands Midco B.V. (dba Loparex)(8)(21)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,106	25,970	2.7%
Professional Plumbing Group, Inc.(8)(21)	First lien senior secured loan	L + 6.75%	4/16/2024	6,737	6,660	6,586	0.7%
Professional Plumbing Group, Inc.(8)(13)(20)(21)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	857	846	821	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(21)	First lien senior secured loan	L + 4.50%	6/28/2026	3,370	3,338	3,319	0.3%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	182	178	176	—%
				59,071	56,732	56,602	5.9%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(20)(21)	First lien senior secured loan	L + 8.25%	8/17/2022	9,805	9,730	9,756	1.0%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(21)	First lien senior secured loan	L + 5.75%	5/14/2026	5,783	5,716	5,682	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(13)(14)(20)(21)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(6)	(10)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(21)	First lien senior secured loan	L + 5.50%	12/21/2024	13,133	12,926	12,739	1.3%
				28,721	28,366	28,167	2.9%
Professional services
AmSpec Services Inc.(8)(21)	First lien senior secured loan	L + 6.25%	7/2/2024	19,156	18,874	18,773	2.0%
AmSpec Services Inc.(13)(20)(21)	First lien senior secured revolving loan	P + 4.25%	7/2/2024	923	891	874	0.1%
Cardinal US Holdings, Inc.(8)(18)(21)	First lien senior secured loan	L + 5.00%	7/31/2023	31,039	30,682	31,039	3.2%
DMT Solutions Global Corporation(8)(21)	First lien senior secured loan	L + 7.00%	7/2/2024	8,325	8,058	8,096	0.8%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(18)(21)	First lien senior secured loan	L + 7.00%	6/15/2025	26,561	26,133	26,029	2.7%
GC Agile Holdings Limited (dba Apex Fund Services)(13)(14)(18)(20)(21)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(38)	(34)	—%
Gerson Lehrman Group, Inc.(6)(21)	First lien senior secured loan	L + 4.25%	12/12/2024	29,008	28,762	28,647	3.0%
Gerson Lehrman Group, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(17)	(25)	—%
				115,012	113,345	113,399	11.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(19)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(12)	Fair Value	Percentage of Net Assets
Specialty retail
BIG Buyer, LLC(8)(20)(21)	First lien senior secured loan	L + 6.50%	11/20/2023	16,819	16,496	16,441	1.7%
BIG Buyer, LLC(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	—	(65)	(19)	—%
BIG Buyer, LLC(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	—	(31)	(28)	—%
EW Holdco, LLC (dba European Wax)(6)(21)	First lien senior secured loan	L + 4.50%	9/25/2024	24,769	24,541	24,583	2.6%
Galls, LLC(7)(21)	First lien senior secured loan	L + 6.25%	1/31/2025	14,831	14,687	14,572	1.5%
Galls, LLC(7)(13)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.25%	1/31/2020	1,690	1,620	1,660	0.2%
Galls, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	2,898	2,852	2,825	0.3%
				61,007	60,100	60,034	6.3%
Telecommunications
DB Datacenter Holdings Inc.(6)(21)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,689	6,705	0.7%
				6,773	6,689	6,705	0.7%
Transportation
Lazer Spot G B Holdings, Inc.(6)(20)(21)	First lien senior secured loan	L + 6.00%	12/9/2025	37,437	36,788	36,790	3.8%
Lazer Spot G B Holdings, Inc.(13)(14)(15)(20)(21)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	—	(14)	(18)	—%
Lazer Spot G B Holdings, Inc.(8)(13)(20)(21)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	603	473	473	—%
Lytx, Inc.(6)(21)	First lien senior secured loan	L + 6.75%	8/31/2023	1,999	1,958	1,999	0.2%
Lytx, Inc.(13)(14)(20)(21)	First lien senior secured revolving loan	L + 6.75%	8/31/2022	—	(1)	—	—%
Motus, LLC and Runzheimer International LLC(8)(16)(21)	First lien senior secured loan	L + 6.33%	1/17/2024	6,382	6,266	6,318	0.7%
				46,421	45,470	45,562	4.7%
Total Debt Investments				$1,465,967	$1,441,328	$1,439,816	150.4%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(11)(20)(21)	LLC Interest	N/A	N/A	54	54	51	—%
H-Food Holdings, LLC(11)(20)(21)	LLC Interest	N/A	N/A	1,625	1,625	1,659	0.2%
				1,679	1,679	1,710	0.2%
Total Equity Investments				$1,679	$1,679	$1,710	0.2%
Total Investments				$1,467,646	$1,443,007	$1,441,526	150.6%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

As of December 31, 2019

(Amounts in thousands, except share amounts)

one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.76%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2019 was 1.83%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.91%.
(9)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2019 was 2.08%.
(10)	The interest rate on these loans is subject to Prime, which as of December 31, 2019 was 4.75%.
(11)

Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $1.7 million, or 0.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018

(12)

As of December 31, 2019, the net estimated unrealized loss for U.S. federal income tax purposes was $2.8 million based on a tax cost basis of $1.4 billion. As of December 31, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $6.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $3.9 million.

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

(17)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.7 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first out’ tranche and the Term Loan B represents a ‘last out’ tranche. The ‘first out’ tranche has priority as to the ‘last out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(18)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2019, non-qualifying assets represented 5.5% of total assets as calculated in accordance with the regulatory requirements.

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

(22)	Level 2 investment.
(23)	The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2019 was (0.4)%.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$48,847	$14,964	$1,471
Net change in unrealized gain (loss)	1,610	(3,262)	92
Net realized gain (loss) on investments	1,528	737	5
Net Increase (Decrease) in Net Assets Resulting from Operations	51,985	12,439	1,568
Distributions
Distributions declared from earnings(1)	(50,183)	(17,313)	(1,664)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(50,183)	(17,313)	(1,664)
Capital Share Transactions
Issuance of shares of common stock	505,085	348,287	88,652
Reinvestment of shareholders' distributions	19,887	7,241	526
Repurchased shares	(7,705)	(1,527)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	517,267	354,001	89,178
Total Increase in Net Assets	519,069	349,127	89,082
Net Assets, at beginning of period	438,210	89,083	1
Net Assets, at end of period	$957,279	$438,210	$89,083

________________

(1)	For the years ended December 31, 2019, 2018 and 2017, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$51,985	$12,439	$1,568
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(939,066)	(811,551)	(68,206)
Proceeds from investments and investment repayments, net	235,668	148,225	2,263
Net change in unrealized (gain) loss on investments	(1,615)	3,262	(92)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	5	—	—
Net realized (gain) loss on investments	(1,605)	(737)	(5)
Net realized (gain) loss on foreign currency transactions relating to investments	83	—	—
Paid-in-kind interest	(1,557)	(221)	—
Net amortization of discount on investments	(4,548)	(1,654)	(96)
Amortization of debt issuance costs	2,153	998	53
Amortization of offering costs	3,759	3,933	96
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	—	167	(167)
(Increase) decrease in interest receivable	(5,669)	(3,074)	(288)
(Increase) decrease in receivable for investments sold	(2,309)	—	—
(Increase) decrease in prepaid expenses and other assets	(4,141)	(5,444)	(497)
Increase (decrease) in payable for investments purchased	(10,713)	8,270	2,443
Increase (decrease) in management fee payable	—	(375)	375
Increase (decrease) in payables to affiliates	1,921	5,298	—
Increase (decrease) in accrued performance based incentive fees	—	(19)	19
Increase (decrease) in accrued expenses and other liabilities	1,318	1,114	856
Net cash used in operating activities	(674,331)	(639,369)	(61,678)
Cash Flows from Financing Activities
Borrowings on debt	670,776	467,000	60,589
Repayments of debt	(407,684)	(184,500)	(40,589)
Debt issuance costs	(8,897)	(2,264)	(2,489)
Proceeds from issuance of common shares	505,085	348,504	88,435
Distributions paid to shareholders	(25,030)	(10,072)	(1,138)
Repurchased shares	(7,705)	(1,527)	—
Net cash provided by financing activities	726,545	617,141	104,808
Net increase (decrease) in cash	52,214	(22,228)	43,130
Cash, beginning of period	20,903	43,131	1
Cash, end of period	$73,117	$20,903	$43,131

Supplemental and Non-Cash Information
Interest paid during the period	$20,999	$5,782	$47
Distributions declared during the period	$50,183	$17,313	$1,664
Subscriptions receivable	$—	$—	$217
Reinvestment of distributions during the period	$19,887	$7,241	$526

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

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through December 31, 2019, the Company has issued 104,001,760 shares of its common stock for gross proceeds of approximately $963.7 million, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of February 25, 2020, the Company has issued 116,123,064 shares of its common stock and has raised total gross proceeds of approximately $1.1 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, no investments are on non-accrual status.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2017 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment for tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2019 and 2018. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local authorities.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

The Company has adopted the aforementioned guidance and did not have a material impact on the Company’s consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of December 31, 2019, the Company had payables to affiliates of $7.2 million, primarily comprised of $5.2 million of management fees (net of waivers) and $3.0 million of accrued performance based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $2.4 million of Expense Support pursuant to the Expense Support Agreement.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses of approximately $1.7 million, $1.0 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

The continuation of the Administration Agreement was approved by the Board on February 19, 2020 and unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year thereafter if approved annually by (1) the vote of the Company’s Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

Investment Advisory Agreement

On February 6, 2017, the Company entered into an Investment Advisory Agreement (as amended and restated through the date hereof, the “Investment Advisory Agreement”) with the Adviser, which became effective on April 4, 2017, the date the Company met the minimum offering requirement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

Prior to February 19, 2020, the management fee was payable quarterly in arrears at an annual rate of 1.75% of the average value of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts at the end of the Company’s two most recently completed calendar quarters. Beginning February 19, 2020, the annual rate will be reduced to 1.50% of the average value of the Company’s gross assets. The management fee for any partial quarter is appropriately prorated. The determination of gross assets will reflect changes in the fair value of the Company’s portfolio investments. The fair value of derivatives and swaps held in the Company’s portfolio, which will not necessarily equal the notional value of such derivatives and swaps, will be included in the calculation of gross assets.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred management fees (net of waivers) of approximately $16.7 million, $5.6 million and $0.4 million, respectively.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee will be based on the Company’s pre-incentive fee net investment income and a portion will be based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears and equals (a) 100% of the pre-incentive fee net investment income between 1.5% quarterly preferred return, and 1.818% (or 1.875% prior to February 19, 2020), referred to as the upper level breakpoint, of adjusted capital, plus (b) 17.5% (or 20% prior to February 19, 2020) of pre-incentive fee net investment income in excess of 1.818% (or 1.875% prior to February 19, 2020) of adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront selling commissions and upfront dealer manager fees) reduced for (i) distributions paid to our shareholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.818% (or 1.875% prior to February 19, 2020) are also adjusted for the actual number of days in each calendar quarter.

For the year ended December 31, 2019, the Company incurred performance based incentive fees (net of waivers) based on net investment income of $8.9 million. For the year ended December 31, 2018, the Company did not incur performance based incentive fees (net of waivers) based on net investment income. For the year ended December 31, 2017, the Company did not incur performance based incentive fees (net of waivers) based on net investment income.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears, and equals 17.5% (or 20% prior to February 19, 2020) of cumulative realized capital gains from inception through the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For the years ended December 31, 2019, 2018 and 2017, the Company accrued performance based incentive fees (net of waivers) based on capital gains of $124 thousand, $19 thousand and $19 thousand, respectively.

On June 8, 2018, the Adviser agreed to waive (A) any portion of the management fee that was in excess of 1.50% of our gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that was in excess of 17.5% of our pre-incentive fee net investment income, which was calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that was in excess of 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP (the “Waiver”). Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains waived is not subject to recoupment.

On February 19, 2020, our Board approved the Investment Advisory Agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

For the years ended December 31, 2019, 2018 and 2017, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $3.3 million $5.4 million and $0.9 million, respectively.

The Investment Advisory Agreement was approved by the Board on February 19, 2020 and unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until February 19, 2021 and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other portfolio funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Dealer Manager Agreement

On February 8, 2017, the Company entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. On October 1, 2019, the Company entered into the Follow-on Dealer Manager Agreement with Owl Rock Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement, Owl Rock Securities serves as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Owl Rock Securities will earn a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees will not be paid.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

As of December 31, 2019, the amount of Expense Support Payments provided by the Adviser since inception is $12.6 million. During the year ended December 31, 2019, the Company recorded no obligations to repay expense support from the Adviser. During the year ended December 31, 2018, the Company recorded obligations to repay expense support from the Adviser of $1.3 million. During the year ended December 31, 2017, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	7.0%	December 31, 2022	0.69%
Total	$12,629	$1,319	$11,310

________________

(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of such date.

(2)

The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Investments at fair value and amortized cost consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,192,787	$1,191,620	$599,832	$598,222
Second-lien senior secured debt investments	248,541	248,196	108,470	107,717
Unsecured debt investments	-	-	22,000	21,218
Equity investments	1,679	1,710	1,679	1,655
Total Investments	$1,443,007	$1,441,526	$731,981	$728,812

The industry composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Advertising and media	3.0%	6.0%
Aerospace and defense	5.9	6.7
Automotive	1.6	3.1
Buildings and real estate	5.6	3.9
Business services	6.4	5.8
Chemicals	2.8	2.5
Consumer products	1.4	0.1
Containers and packaging	1.9	1.5
Distribution	5.4	7.0
Education	4.3	3.0
Energy equipment and services	0.1	1.4
Financial services	2.1	2.0
Food and beverage	5.5	8.1
Healthcare providers and services	7.9	5.5
Healthcare technology	5.2	1.5
Household products	1.7	0.6
Infrastructure and environmental services	1.0	1.1
Insurance	7.4	-
Internet software and services	7.3	8.7
Leisure and entertainment	1.9	3.3
Manufacturing	3.9	1.2
Oil and gas	2.0	4.3
Professional services	7.8	12.7
Specialty retail	4.2	3.7
Telecommunications	0.5	2.1
Transportation	3.2	4.2
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The geographic composition of investments based on fair value as of December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
United States:
Midwest	19.8%	22.6%
Northeast	16.1	20.5
South	43.3	31.4
West	16.3	21.4
Belgium	2.2	2.2
Canada	0.5	-
United Kingdom	1.8	1.9
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2019 and December 31, 2018:

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$51,673	$1,139,947	$1,191,620
Second-lien senior secured debt investments	$—	$10,115	$238,081	248,196
Equity investments	$—	$—	$1,710	1,710
Total Investments	$—	$61,788	$1,379,738	$1,441,526

	Fair Value Hierarchy as of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$10,446	$587,776	$598,222
Second-lien senior secured debt investments	$—	$—	$107,717	107,717
Unsecured debt investments	$—	$21,218	$—	21,218
Equity investments	$—	$—	$1,655	1,655
Total Investments	$—	$31,664	$697,148	$728,812

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2019, 2018 and 2017:

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	$757,771	$142,725	$509	$901,005
Proceeds from investments, net	$(190,470)	$(13,375)	$(703)	$(204,548)
Net change in unrealized gain (loss) on investments	$(1,104)	$419	$55	$(630)
Net realized gain (loss) on investments	$43	$150	$194	$387
Net amortization of discount on investments	$3,917	$445	$—	$4,362
Transfers into (out of) Level 3(1)	$(17,986)	$—	$—	$(17,986)
Fair value, end of period	$1,139,947	$238,081	$1,710	$1,379,738

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Year Ended December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net(2)	624,849	117,229	1,679	743,757
Proceeds from investments, net	(75,812)	(35,776)	(921)	(112,509)
Net change in unrealized gain (loss) on investments	(1,656)	(802)	(24)	(2,482)
Net realized gain (loss) on investments	3	54	544	601
Net amortization of discount on investments	1,219	426	—	1,645
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$587,776	$107,717	$1,655	$697,148

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

	As of and for the Year Ended December 31, 2017
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	40,305	26,522	377	67,204
Proceeds from investments, net	(1,257)	—	—	(1,257)
Net change in unrealized gain (loss) on investments	43	49	—	92
Net realized gain (loss) on investments	6	(1)	—	5
Net amortization of discount on investments	76	16	—	92
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$39,173	$26,586	$377	$66,136

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018	Net change in unrealized gain (loss) for the Year Ended December 31, 2017 on Investments Held at December 31, 2017
First-lien senior secured debt investments	$(643)	$(1,654)	$43
Second-lien senior secured debt investments	328	(782)	49
Equity investments	55	(24)	—
Total Investments	$(260)	$(2,460)	$92

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 and 2018. The weighted average range of unobservable inputs is base fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$199,302	Recent Transaction	Transaction Price	97.5% - 99.6% (98.3%)	Increase
	916,410	Yield Analysis	Market Yield	5.4%-13.2% (8.9%)	Decrease
Second-lien senior secured debt investments	$5,366	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
	232,715	Yield Analysis	Market Yield	9.2%-14.7% (11.2%)	Decrease
Equity investments	$1,710	Market Approach	EBITDA Multiple	6.8x - 11.8x (11.6x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,235, which the Company valued using indicative bid prices obtained from brokers

	As of December 31, 2018
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$117,707	Recent Transaction	Transaction Price	97.3% - 99.8% (98.7%)	Increase
	426,518	Yield Analysis	Market Yield	6.4%-13.9% (10.1%)	Decrease
Second-lien senior secured debt investments	$107,717	Yield Analysis	Market Yield	10.7%-12.4% (11.7%)	Decrease
Equity investments	$30	Market Approach	EBITDA Multiple	7.25x	Increase
	1,625	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $43,551, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility	$259,932	259,932	$298,798	298,798
2024 Notes	295,293	295,293	—	—
Promissory Note	—	—	—	—
Total Debt	$555,225	$555,225	$298,798	$298,798

________________

(1)	The carrying value of the Company’s SPV Asset Facility and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $3.7.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2019 and 2018:

	December 31,
($ in thousands)	2019	2018
Level 1	$—	—
Level 2	—	—
Level 3	555,225	298,798
Total Debt	$555,225	$298,798

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of December 31, 2019 and 2018, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 269% and 240% as of December 31, 2019 and 2018, respectively.

Debt obligations consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

	December 31, 2018
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility	$400,000	$302,500	$26,352	$298,798
Promissory Note	35,000	—	35,000	—
Total Debt	$435,000	$302,500	$61,352	$298,798

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility is presented net of deferred unamortized debt issuance costs of $3.7 million.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Interest expense	$22,280	$6,320	$72
Amortization of debt issuance costs	2,153	998	53
Total Interest Expense	$24,433	$7,318	$125
Average interest rate	4.8%	4.9%	4.6%
Average daily borrowings	$449,037	$128,327	$2,487

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

2024 Notes

On November 21, 2019, the Company and the Advisor entered into a Purchase Agreement (the “Purchase Agreement”) with Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed on Schedule 1 thereto (the “Initial Purchasers”), and GreensLedge Capital Markets LLC, as the capital markets advisor (the “Capital Markets Advisor”) which Purchase Agreement relates to the Company’s sale of $300 million aggregate principal amount of our 4.625% notes due 2024 (the “2024 Notes”) to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2024 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of November 26, 2019 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2024 Notes will mature on November 26, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020. The 2024 Notes will be our direct, general unsecured obligations and will rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Notes. The 2024 Notes will rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated.  The 2024 Notes will rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness.  The 2024 Notes will rank structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2019 and 2018, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2019	December 31, 2018
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$—
AmSpec Services Inc.	First lien senior secured revolving loan	1,538	2,057
Apptio, Inc.	First lien senior secured revolving loan	490	—
Aramsco, Inc.	First lien senior secured revolving loan	852	974
Associations, Inc.	First lien senior secured delayed draw term loan	1,556	3,226
Associations, Inc.	First lien senior secured revolving loan	1,000	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	1,250	—
BIG Buyer, LLC	First lien senior secured delayed draw term loan	3,750	—
Black Mountain Sand Eagle Ford LLC	First lien senior secured delayed draw term loan	—	4,500
Brigham Minerals, LLC	First lien senior secured delayed draw term loan	—	2,000
Brigham Minerals, LLC	First lien senior secured revolving loan	—	800
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	—
Carolina Beverage Group (fka Cold Spring Brewing Company)	First lien senior secured revolving loan	—	441
Imperial Parking Canada	First lien senior secured delayed draw term loan	—	15,519
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	2,273	2,273
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	318
CM7 Restaurant Holdings, LLC	First lien senior secured delayed draw term loan	—	1,136
ConnectWise, LLC	First lien senior secured revolving loan	3,611	—
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	700	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	—
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,322	1,526
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	5,738	6,950
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	2,250
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,400	—
Galls, LLC	First lien senior secured revolving loan	1,274	1,865
Galls, LLC	First lien senior secured delayed draw term loan	4,756	5,170
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured delayed draw term loan	—	5,962
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured multi-draw term loan	—	2,981
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	190	293
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,602
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,985	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	8,100	—
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,200	46
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,275	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	7,500	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2,089	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,103	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	—
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2019	December 31, 2018
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	607	—
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	—
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	3,771	—
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	6,938	—
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	228	2,498
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	686	1,724
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	—	4,167
Litera Bidco LLC	First lien senior secured revolving loan	1,013	—
Lytx, Inc.	First lien senior secured revolving loan	93	93
Manna Development Group, LLC	First lien senior secured revolving loan	531	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	5,168	3,480
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	—
Motus, LLC and Runzheimer International LLC	First lien senior secured revolving loan	—	600
Nelipak Holding Company	First lien senior secured revolving loan	832	—
Nelipak Holding Company	First lien senior secured revolving loan	560	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	29
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,728	—
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	800
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,723	—
RxSense Holdings, LLC	First lien senior secured revolving loan	764	—
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	387	867

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2019	December 31, 2018
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	—	2,069
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	390
TC Holdings, LLC (dba TrialCard)	First lien senior secured delayed draw term loan	—	2,253
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	5,614	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	452	565
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	7,500	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	2,420	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	—
Total Unfunded Portfolio Company Commitments		$146,793	$89,855

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $6.9 million for the period from October 15, 2015 (Inception) to December 31, 2018, of which $6.7 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2019, management was not aware of any pending or threatened litigation.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	55,828,487	$514,650	38,365,220	$358,134	9,807,955	$90,894
Reinvestment of distributions	2,197,193	19,887	797,371	7,241	58,161	526
Repurchased Shares	(851,590)	(7,706)	(168,106)	(1,527)	—	—
Total shares/gross proceeds	57,174,090	526,831	38,994,485	363,848	9,866,116	91,420
Sales load	—	(9,565)	—	(9,847)	—	(2,242)
Total shares/net proceeds	57,174,090	$517,266	38,994,485	$354,001	9,866,116	$89,178

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

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

On February 19, 2020, the Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Through December 31, 2019, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of (undistributed) net investment income	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gains on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

	Year Ended December 31, 2017
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.43	$1,471	88.4%
Net realized gain (loss) on investments	—	5	0.3
Distributions in excess of net investment income	0.06	188	11.3
Total	$0.49	$1,664	100.0%

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

On November 18, 2019, the Company conducted a tender offer to repurchase up to $17.0 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.02 per share (which reflects the net offering price per share in effect as of December 18, 2019). The offer expired on December 16, 2019, with approximately 396,914 shares purchased in connection with the repurchase offer.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
($ in thousands, except per share amounts)	2019	2018	2017
Increase (decrease) in net assets resulting from operations	$51,985	$12,439	$1,568
Weighted average shares of common stock outstanding—basic and diluted	76,023,995	26,555,178	3,500,950
Earnings per common share-basic and diluted	$0.68	$0.47	$0.45

Note 10. Income Taxes

Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or distributable earnings (losses), as appropriate.

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
($ in thousands)	2019(1)	2018	2017
Increase in net assets resulting from operations	$51,985	$12,439	$1,568
Adjustments:
Net unrealized gain (loss) on investments	$(1,610)	3,262	(92)
Other income (loss) for tax purposes, not book	$(304)	-	-
Deferred organization costs	$(13)	224	-
Other book-tax differences	$124	1,386	188
Taxable Income	$50,182	$17,311	$1,664

________________

(1)	Tax information for the fiscal year ended December 31, 2019 are estimates and are not final until the Company files its tax returns.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

For the year ended December 31, 2019

Substantially all of the distributions declared for the year ended December 31, 2019 were derived from ordinary income determined on tax basis. Total distributions declared of $50.2 million consisted of approximately $49.2 million of ordinary income and $1.0 million of long-term capital gains. For the calendar year ended December 31, 2019, on a tax basis, the Company had $0.1 million of undistributed ordinary income, as well as, $(2.9) million of net unrealized gains/(losses) on investments and $(0.2) million of other temporary differences. For the year ended December 31, 2019, 93.0% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2019, the Company did not have any material permanent differences between book and tax income.

As of December 31, 2019, the net estimated unrealized loss of U.S. federal income tax purposes was $2.8 million based on a tax cost basis of $1.4 billion. As of December 31, 2019, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $6.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $3.9 million.

For the year ended December 31, 2018

Substantially all of the distributions declared for the year ended December 31, 2018 were derived from ordinary income determined on tax basis. Total distributions declared of $17.3 million consisted of approximately $16.5 million of ordinary income and $0.8 million of long-term capital gains. For the calendar year ended December 31, 2018, the Company did not have any undistributed ordinary income on a tax basis. The Company had $(4.6) million of net unrealized gains/(losses) on investments and $(0.2) million of other temporary differences. For the year ended December 31, 2018, 92.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2018, the Company did not have any material permanent differences between book and tax income.

As of December 31, 2018, the net estimated unrealized loss of U.S. federal income tax purposes was $4.7 million based on a tax cost basis of $733.6 million. As of December 31, 2018, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $6.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $1.6 million

For the year ended December 31, 2017

Distributions declared for the calendar year ended December 31, 2017 were characterized as ordinary income for tax purposes. For the calendar year ended December 31, 2017, the Company did not have any undistributed ordinary income on a tax basis. The Company had $(0.1) million of net unrealized gains/(losses) on investments. For the year ended December 31, 2017, 87.3% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2017, the Company did not have any permanent differences between book and tax income.

The tax cost of the Company’s investments at December 31, 2017 approximates their amortized cost.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2019	2018	2017
Per share data:
Net asset value, at beginning of period	$8.97	$9.03	$9.00
Results of operations:
Net investment income(1)	0.64	0.56	0.42
Net realized and unrealized gain (loss)(5)	0.09	0.05	0.10
Net increase in net assets resulting from operations	0.73	0.61	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.66)	(0.59)	(0.43)
Distributions from net realized gains(2)	(0.02)	(0.03)	—
Distributions in excess of net investment income(2)	—	(0.06)	(0.06)
Net decrease in net assets from shareholders' distributions	(0.68)	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	0.01	0.01	—
Net increase in net assets resulting from capital share transactions	0.01	0.01	—
Net asset value, at end of period	$9.03	$8.97	$9.03

Total Return(3)(6)	7.1%	6.7%	5.9%

Ratios
Ratio of net expenses to average net assets(4)(7)	7.6%	7.7%	1.5%
Ratio of net investment income to average net assets(4)(7)	7.1%	6.2%	4.0%
Portfolio turnover rate	19.4%	35.5%	7.0%

Supplemental Data
Weighted-average shares outstanding	76,023,995	26,555,178	3,500,950
Shares outstanding, end of period	106,034,790	48,860,700	9,866,216
Net assets, end of period	$957,279	$438,210	$89,083

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the years ended December 31, 2019, 2018 and 2017, the total operating expenses to average net assets were 9.2%, 9.6% and 9.5%, respectively, prior to expense support provided by the Adviser and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

(7)	For 2017 figures, ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.

Note 12. Selected Quarterly Financial Data

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$18,928	$23,499	$27,724	$31,320
Net operating expenses	10,664	12,159	14,157	15,644
Net investment income (loss)	8,264	11,340	13,567	15,676
Net realized and unrealized gains (losses)	5,474	1,967	(4,797)	494
Increase (decrease) in net assets resulting from operations	$13,738	$13,307	$8,770	$16,170
Net asset value per share as of the end of the quarter	$9.06	$9.08	$9.03	$9.03
Earnings (losses) per share - basic and diluted	$0.25	$0.19	$0.11	$0.17

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$3,089	$6,364	$10,760	$13,948
Net operating expenses	1,256	3,411	6,832	7,698
Net investment income (loss)	1,833	2,953	3,928	6,250
Net realized and unrealized gain (loss) on investments	439	778	1,200	(4,942)
Increase (decrease) in net assets resulting from operations	$2,272	$3,731	$5,128	$1,308
Net asset value per share as of the end of the quarter	$9.06	$9.07	$9.08	$8.97
Earnings (losses) per share - basic and diluted	$0.18	$0.18	$0.17	$0.03

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment income	$-	$148	$522	$1,353
Net operating expenses	—	29	42	481
Net investment income (loss)	—	119	480	872
Net realized and unrealized gain (loss) on investments	—	(1)	15	83
Increase (decrease) in net assets resulting from operations	$—	$118	$495	$955
Net asset value per share as of the end of the quarter	$9.00	$9.03	$9.04	$9.03
Earnings (losses) per share - basic and diluted	$-	$0.14	$0.17	$0.14

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

        Our Board consists of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2020 annual meeting of shareholders; the terms of our Class II directors will expire at the 2021 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

        Messrs. Finn and Kaye serve as Class I directors (with terms expiring in 2020). Messrs. Temple and Ostrover serve as Class II directors (with terms expiring in 2021). Messrs. D'Alelio, Packer, and Kirshenbaum serve as Class III directors (with terms expiring in 2022).

Biographical Information

        Brief biographies of the members of the Board are set forth below. Also included below following each biography is a brief discussion of the specific experience, qualifications, attributes or skills that led our Board to conclude that the applicable director should serve on our Board at this time. In addition, set forth further below is a biography of each of our executive officers who is not a director.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 59	Director	Private Investor	Class I Director since 2016; Term expires in 2020	3	Owl Rock Capital Corporation (“ORCC”)
		Chief Executive Officer, Asset Management Finance Corporation (through 2013)			Owl Rock Technology Finance Corp. (“ORTF”)
					The Scotts Miracle Gro Company
					WaveGuide Corporation

Eric Kaye, 56	Director	Founder of ARQ^EX Fitness Systems	Class I Director since 2016; Term expires in 2020	3	ORCC
					ORTF
Christopher M. Temple, 52	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2021	3	ORCC
					ORTF
					Plains All American Pipeline Company
					HMT, LLC
Edward D'Alelio, 67	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2022	3	ORCC
					ORTF
					Engauge Inc.
					Vermont Farmstead Cheese
					Blackstone/GSO Long Short Credit Fund
					Blackstone/GSO Sen. Flt Rate Fund
					Carador PLC
Interested Directors(4)
Douglas I. Ostrover, 57	Director	Co Founder and Chief Executive Officer of Owl Rock Capital Partners	Class II Director since 2016; Term expires in 2021	3	ORCC
		Co-Chief Investment Officer of the Adviser, ORTA and ORCPFA			ORTF
		Co-Founder GSO Capital Partners

Craig W. Packer, 53	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners	Class III Director since 2016; Term expires in 2022	3	ORCC
		Co-Chief Investment Officer of the Adviser, ORTA, and ORCPFA			ORTF
		President and Chief Executive Officer of the Company, ORCC and ORTF
		Co Head of Leveraged Finance in the Americas, Goldman Sachs
Alan Kirshenbaum, 48	Chief Operating Officer, Chief Financial Officer and Director	Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners, the Adviser, ORTA, ORCPFA, ORCC and ORTF	Director since 2015 and Class III Director since 2016; Term expires in 2022	3	ORCC
		Chief Operating Officer of ORCC II			ORTF
		Chief Financial Officer of TPG Specialty Lending, Inc.

________________

(1)	The address for each director is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)

The term “Fund Complex” refers to the Company, Owl Rock Capital Corporation, a business development company that has the same Adviser as the Company, and Owl Rock Technology Finance Corp., a business development company whose adviser is affiliated with the Adviser. Directors and officers who oversee the funds in the Fund Complex are noted.

(4)

“Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Ostrover, Packer, and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems), a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since 2016 he has served on the boards of the Company and ORCC and since 2018 he has served on the board of ORTF, and since 2020 he has served on the board of Owl Rock Capital Corporation III (“ORCC III”). Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co‑President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, Investment Partner of Nyca Partners, a financial technology venture capital firm and a director of Sarcos Robotics. Since 2016 he has served on the boards of the Company and ORCC, since 2018 he has served on the board of ORTF and since 2020 he has served on the board of ORCC III. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Consultant for Tailwind Capital, LLC, a New York based middle market private equity firm managing over $3.5 billion of committed capital, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries and National HME, and currently serves on the board of Loenbro, Inc. Since 2016 he has served on the boards of the Company and ORCC, since 2018 he has served on the board of ORTF and since 2020 he has served on the board of ORCC III. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation and chair of the UMass Memorial Hospital investment committee and serves on its corporate board. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of

Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since 2016 he has served on the boards of the Company and ORCC, since 2018 he has served on the board of ORTF and since 2020 he has served on the board of ORCC III Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Interested Directors

Mr. Ostrover is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Chief Executive Officer and Co‑Chief Investment Officer of the Owl Rock Advisers, and is a member of the Investment Committee of each of the Company, ORCC and ORTF (the “Owl Rock BDCs”). In addition, Mr. Ostrover has served on the boards of the Company and ORCC since 2016, on the board of ORTF since 2018 and on the board of ORCC III since 2020. Prior to co‑founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until 2015. Prior to co‑founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co‑Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non‑profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

We believe Mr. Ostrover’s depth of experience in corporate finance, capital markets and financial services, gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Packer is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Co‑Chief Investment Officer of the Owl Rock Advisers and President and Chief Executive Officer of each of the Owl Rock BDCs and ORCC III and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Packer has served on the boards of the Company and ORCC since 2016, on the board of ORTF since 2018 and on the board of ORCC III since 2020. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners LP and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers, ORCC and ORTF, and the Chief Operating Officer of the Company and ORCC III. In addition, Mr. Kirshenbaum has served on the board of ORCC since 2015, on the board of the Company since 2016, on the board of ORTF since 2018 and on the board of ORCC III since 2020. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of TPG Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from 2011 through 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to

2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non‑profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met five times during 2019 and acted on various occasions by written consent. Each director attended all meetings of the Board (held during the period for which he has been a director).

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our directors attended the 2019 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of seven members, four of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day‑to‑day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Communications with Directors

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022, Attention: Secretary.

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance can be accessed on the Company’s website at www.owlrock.com.

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Brian Finn	Brian Finn
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a)assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;

(b)prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;

(c)oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;

(d)determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;

(e)pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and

(f)acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had eight formal meetings in 2019. Each member of the Audit Committee (during the period for which he has been a member of the committee) who served on such committee during the 2019 fiscal year attended all of the meetings held during 2019, except for Mr. Kaye who did not attend one meeting of the Audit Committee and Mr. D’Alelio who did not attend two meetings of the Audit Committee.

Each member of the Audit Committee simultaneously serves on the audit committees of three or more public companies, and the Board has determined that each member’s simultaneous service on the audit committees of other public companies does not impair such member’s ability to effectively serve on the Audit Committee.

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;

(b)makes recommendations with regard to the tenure of the directors;

(c)is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and

(d)recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had two formal meeting in 2019. Each member of the Nominating and Corporate Governance Committee (during the period for which he has been a member of the committee) who served on such committee during the 2019 fiscal year attended all of the meetings held during 2019.

Director Nominations

Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.

Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC's Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC's rules.

Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company's proxy statement for the preceding year's annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year's annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:

•	whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;

•	whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;

•	whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;

•	whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and

•

whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.

The Nominating and Corporate Governance Committee's goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider other factors as they may deem are in the best interests of the Company and its shareholders. The Board also believes it appropriate for certain key members of our management to participate as members of the Board.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee decides not to re-nominate a member for re-election, the Nominating and Corporate Governance Committee identify the desired skills and experience of a new nominee in light of the criteria above. The members of the Board are polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary.

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board's goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrock.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrock.com as well as file a Form 8‑K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	47	Chief Compliance Officer	2018
Bryan Cole	35	Chief Financial Officer, Chief Accounting Officer	2017
Alexis Maged	54	Vice President	2017
Neena Reddy	41	Vice President	2019

The address for each of our executive officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Owl Rock Capital Partners LP and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers and each of the Owl Rock BDCs. Prior to joining Owl Rock in 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Owl Rock Capital Partners and serves as the Chief Accounting Officer and Controller of the Owl Rock BDCs and ORCC III, and as Chief Financial Officer of the Company and ORCC III. Prior to joining Owl Rock in 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of Owl Rock Capital Partners LP and also serves as the Head of Underwriting and Portfolio Management for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and ORCC III. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director of Owl Rock Capital Partners LP, General Counsel of each of the Owl Rock Advisors and also serves as Vice President and Secretary of each of the Owl Rock BDCs and ORCC III. Prior to joining Owl Rock in 2019, Ms. Reddy was counsel at Goldman Sachs Asset Management, where she was responsible for direct alternative products, including private credit. Previously, Ms. Reddy was an attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Ms. Reddy received a B.A. in English from Georgetown University and a J.D. from New York University School of Law. Prior to becoming an attorney, Ms. Reddy was a financial analyst at Goldman, Sachs & Co.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided.

None of the Adviser's investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

The Investment Team performs a similar role for Owl Rock Capital Corporation. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965

In addition to managing our investments, as of December 31, 2019, Messrs. Ostrover, Packer, Lipschultz and Maged, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$9,203.6
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology related lending	$1,625.0
Owl Rock First Lien Master Fund, L.P.	Private Fund	U.S. middle-market lending	$1,113.0

The management and incentive fees payable by Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P. are based on the gross assets and performance, respectively of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and Owl Rock First Lien Master Fund, L.P.

Biographical information regarding the members of the Investment Committee, who is not a director or executive officer of the Company is as follows:

Marc S. Lipschultz

Mr. Lipschultz is a Co-Founder and the President of Owl Rock Capital Partners, the Co-Chief Investment Officer of the Adviser, ORPFA and ORTA, and is a member of the Adviser's Investment Committee. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee and board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and as the Chairman Emeritus of the board of directors of the 92nd Street Y.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of July 1, 2019 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Company, Owl Rock Capital Corporation and Owl Rock Technology Finance Corp.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	—	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	—

________________

(1)	Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of June 30, 2019 times the number of shares beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (x) the product obtained by multiplying the current net offering price of the Company, times the number of shares of the Company beneficially owned, (y) the product obtained by multiplying the net asset value per share of Owl Rock Technology Finance Corp. as of December 31, 2019 by the number of shares of Owl Rock Technology Finance Corp. beneficially owned, and (z) the total dollar range of equity securities of Owl Rock Capital Corporation beneficially owned by the director.

Item 11. Executive Compensation.

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day‑to‑day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Director Compensation

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye and Brian Finn. We pay each independent director the following amounts for serving as a director:

			Annual Committee Chair Cash Retainer
Net Asset Value	Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Nominating and Corporate Governance	Committee Meeting Fee
$0 to $100 million	$30,000	$1,000	$7,500	$5,000	$5,000	$1,000
$100 million to $250 million	$50,000	$1,000	$7,500	$5,000	$5,000	$1,000
$250 million to $500 million	$75,000	$1,500	$25,000	$20,000	$20,000	$1,500
$500 million to $750 million	$100,000	$2,500	$25,000	$20,000	$20,000	$2,500
> $750 million	$150,000	$2,500	$25,000	$20,000	$20,000	$2,500

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2019:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$170,081	$170,081	$506,271
Christopher M. Temple	$170,081	$170,081	$490,271
Eric Kaye	$167,581	$167,581	$465,771
Brian Finn	$150,081	$150,081	$440,271

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 14, 2020 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 118,779,709 shares of our common stock outstanding as of February 14, 2020. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

	Shares Beneficially Owned

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Douglas I. Ostrover	—	0%
Craig W. Packer	116,667	*
Alan Kirshenbaum	27,778	*
Independent Directors
Brian Finn	—	0%
Edward D'Alelio	—	0%
Eric Kaye	—	0%
Christopher M. Temple	—	0%
Executive Officers
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	—	0%
Neena Reddy	—	0%
All officers and directors as a group (11 persons)(1)	144,445	*

________________

*	Less than 1%.
(1)	The address for each of the directors and officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of the Record Date stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, and Owl Rock Technology Finance Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Douglas I. Ostrover	None	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alan Kirshenbaum	over $100,000	over $100,000
Independent Directors
Brian Finn	None	over $100,000
Edward D'Alelio	None	over $100,000
Eric Kaye	None	None
Christopher M. Temple	None	over $100,000

________________

(1)	Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of $9.51 per share by the number of equity securities beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (1) the current net asset value per share of Owl Rock Capital Corporation's common stock multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the director, and (3) the total dollar range of equity securities in the Company beneficially owned by the director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have entered into both the Investment Advisory Agreement and the Administration Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee. See “ITEM 1. BUSINESS —Investment Advisory Agreement” for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse the Adviser for expenses necessary to perform services related to our administration and operations. In addition, the Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees.

Our executive officers, certain of our directors and certain other finance professionals of Owl Rock Capital Partners also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Owl Rock Capital Partners and the Adviser are officers of Owl Rock Capital Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the Adviser as well as entities managed by the other Owl Rock Advisers, including ORCC, ORTF, and Owl Rock First Lien Master Fund L.P. (the “Owl Rock Clients”), for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate.

The Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Owl Rock Advisers' allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Owl Rock Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Owl Rock Advisers' allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.

The Owl Rock Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including ORCC, ORTF and Owl Rock First Lien Master Fund; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including ORCC, ORTF and Owl Rock First Lien Master Fund. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

Pursuant to the Owl Rock Advisers' allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Owl Rock Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.

Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Owl Rock Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Owl Rock Capital Partners has granted us a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

Material Non‑Public Information

Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non‑public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.

Director Independence

Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D'Alelio is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Ostrover, Packer, and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2018 and December 31, 2019. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2018 and December 31, 2019:

	For the Fiscal Year ended December 31, 2019	For the Fiscal Year ended December 31, 2018
Audit Fees	$681,500	$370,000
Audit-Related Fees(1)	—	—
Tax Fees	73,115	14,900
All Other Fees(2)	—	—
Total Fees	$754,615	$384,900

________________

(1)	“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP.
(2)	“All Other Fees” are those fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

Pre‑Approval Policies and Procedures

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

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

(3)	Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K, filed on June 18, 2019).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

4.2

Indenture, dated as of November 26, 2019 by and between Owl Rock Capital Corporation II and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K, filed November 26, 2019).

4.3

First Supplemental Indenture, dated as of November 26, 2019, relating to the 4.625% Notes due 2024, by and between Owl Rock Capital Corporation II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K, filed November 26, 3019).

4.4	Form of 4.625% Note due 2024 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to the current report on Form 8-K, filed November 26, 2019).

4.5*	Description of Securities.

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

10.4	Amended and Restated Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on November 6, 2018).

10.5	Waiver Agreement, dated June 8, 2018, between the Company and the Adviser (incorporated by reference to Exhibit 10.5 of the annual report on Form 10-K, filed February 27, 2019).

10.6	Waiver Agreement, dated February 27, 2019, between the Company and the Adviser (incorporated by reference to Exhibit 10.6 of the annual report on Form 10-K, filed February 27, 2019).

10.7

Amended and Restated Credit Agreement, dated as of March 11, 2019, among ORCC II Financing LLC and OR Lending II LLC, as borrowers, the Lenders referred to in the Credit Agreement, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and collateral agent and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K, filed March 12, 2019).

10.8

Termination of Cooperation Agreement dated as of March 11, 2019, among ORCC II Financing LLC and OR Lending II LLC as borrowers and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K, filed March 12, 2019).

10.9

Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of March 11, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K, filed March 12, 2019).

10.10

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

10.11

Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of April 29, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K, filed April 30, 2019).

10.12	Form of Follow-On Dealer Manager Agreement (incorporated by reference to Exhibit (h)(4) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

10.13

Form of Short-Form Follow-On Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(5) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

10.14

Form of Follow-On Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(6) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

10.15*	Second Amended and Restated Investment Advisory Agreement between the Company and the Adviser.

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information.

________________

*   Filed herewith.

**   Furnished herewith.

________________

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: February 25, 2020	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer and Chief Accounting Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 25, 2020.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee and Compensation Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn