Form 10-Q
period 2020-03-31
Owl Rock Capital Corp II
filed 2020-05-12
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of common stock held by non-affiliates as of December 31, 2019 has not been provided because there is no established market for the registrant’s shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of May 12, 2020, the registrant had 127,384,808 shares of common stock, $0.01 par value per share, outstanding.

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
•

the impact of the novel strain of coronavirus known as “COVID-19” and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy;

•	interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $1,720,819 and $1,443,007, respectively)	$1,628,368	$1,441,526
Cash	56,675	73,117
Interest receivable	9,342	9,031
Receivable for investments sold	—	2,309
Prepaid expenses and other assets	2,361	2,294
Total Assets	$1,696,746	$1,528,277
Liabilities
Debt (net of deferred unamortized debt issuance costs of $9,730 and $10,447, respectively)	618,599	555,225
Distribution payable	7,902	5,266
Payable for investments purchased	22,812	—
Payables to affiliates	2,050	7,219
Accrued expenses and other liabilities	7,360	3,288
Total Liabilities	658,723	570,998
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 125,157,957 and 106,034,790 shares issued and outstanding, respectively	1,252	1,060
Additional paid-in-capital	1,130,099	959,247
Distributable earnings	(93,328)	(3,028)
Total Net Assets	1,038,023	957,279
Total Liabilities and Net Assets	$1,696,746	$1,528,277
Net Asset Value Per Share	$8.29	$9.03

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$33,699	$18,596
Other income	609	332
Total investment income from non-controlled, non-affiliated investments	34,308	18,928
Total Investment Income	34,308	18,928
Operating Expenses
Offering costs	676	1,099
Interest expense	9,408	4,961
Management fee	6,357	3,657
Performance based incentive fees	2,028	2,297
Professional fees	927	690
Directors' fees	256	149
Other general and administrative	633	456
Total Operating Expenses	20,285	13,309
Management and incentive fees waived (Note 3)	(506)	(810)
Expense support	(6,587)	(1,835)
Recoupment of expense support	—	—
Net Operating Expenses	13,192	10,664
Net Investment Income (Loss)	$21,116	$8,264
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(90,453)	$5,279
Translation of assets and liabilities in foreign currencies	(177)	(38)
Total Net Change in Unrealized Gain (Loss)	(90,630)	5,241
Net realized gain (loss):
Non-controlled, non-affiliated investments	122	210
Foreign currency transactions	(14)	23
Total Net Realized Gain (Loss)	108	233
Total Net Realized and Change in Unrealized Gain (Loss)	(90,522)	5,474
Net Increase (Decrease) in Net Assets Resulting from Operations	$(69,406)	$13,738
Earnings Per Share - Basic and Diluted	$(0.59)	$0.25
Weighted Average Shares Outstanding - Basic and Diluted	116,752,347	55,370,607

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(8)(23)	First lien senior secured loan	L + 4.50%	12/1/2025	$24,688	$24,481	$23,330	2.2%
Swipe Acquisition Corporation (dba PLI)(8)(23)	First lien senior secured loan	L + 8.00%	6/29/2024	19,552	19,254	17,598	1.7%
				44,240	43,735	40,928	3.9%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(23)	First lien senior secured loan	L + 6.25%	1/6/2025	34,511	33,899	30,283	2.9%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(8)	First lien senior secured loan	L + 6.00%	7/13/2021	27,251	27,072	26,024	2.5%
Valence Surface Technologies LLC(8)(23)	First lien senior secured loan	L + 5.75%	6/28/2025	24,875	24,541	22,512	2.2%
Valence Surface Technologies LLC(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	6,000	5,910	5,288	0.5%
Valence Surface Technologies LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	2,488	2,455	2,250	0.2%
				95,125	93,877	86,357	8.3%
Automotive
Mavis Tire Express Services Corp.(8)(23)	Second lien senior secured loan	L + 7.57%	3/20/2026	26,695	26,243	24,427	2.4%
Mavis Tire Express Services Corp.(15)(16)(17)(22)(23)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	—	(118)	—%
				26,695	26,243	24,309	2.4%
Buildings and real estate
Associations, Inc.(8)(23)	First lien senior secured loan	L + 4.00% (incl. 3.00% PIK)	7/30/2024	27,990	27,724	27,081	2.6%
Associations, Inc.(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 4.00% (incl. 3.00% PIK)	7/30/2021	3,657	3,612	3,484	0.3%
Associations, Inc.(12)(15)(22)(23)	First lien senior secured revolving loan	P + 5.00%	7/30/2024	1,000	991	963	0.1%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(8)(23)	First lien senior secured loan	L + 4.75%	11/28/2024	18,705	18,477	17,676	1.7%
Imperial Parking Canada(11)(23)	First lien senior secured loan	C + 5.00%	11/28/2024	3,469	3,701	3,277	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(12)(15)(22)(23)	First lien senior secured revolving loan	P + 3.75%	11/28/2023	1,526	1,505	1,401	0.1%
Velocity Commercial Capital, LLC(9)(23)	First lien senior secured loan	L + 7.50%	8/29/2024	14,020	13,861	13,284	1.3%
				70,367	69,871	67,166	6.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(8)(23)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,457	23,091	2.2%
CIBT Global, Inc.(8)(23)	Second lien senior secured loan	L + 7.75%	6/2/2025	10,500	10,278	8,689	0.8%
ConnectWise, LLC(9)(23)	First lien senior secured loan	L + 6.00%	2/28/2025	33,596	33,230	32,001	3.1%
ConnectWise, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	—	(38)	(172)	—%
Entertainment Benefits Group, LLC(6)(23)	First lien senior secured loan	L + 5.75%	9/30/2025	20,398	20,114	18,461	1.8%
Entertainment Benefits Group, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	9/30/2024	2,590	2,550	2,305	0.2%
				91,648	90,591	84,375	8.1%
Chemicals
Douglas Products and Packaging Company LLC(8)(23)	First lien senior secured loan	L + 5.75%	10/19/2022	18,188	18,071	17,234	1.7%
Douglas Products and Packaging Company LLC(12)(15)(22)(23)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,526	1,519	1,446	0.1%
Innovative Water Care Global Corporation(8)(23)	First lien senior secured loan	L + 5.00%	2/27/2026	24,750	23,212	20,543	2.0%
				44,464	42,802	39,223	3.8%
Consumer products
Feradyne Outdoors, LLC(8)(22)(23)	First lien senior secured loan	L + 6.25%	5/25/2023	973	966	827	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(23)	First lien senior secured loan	L + 5.50%	3/26/2026	48,395	47,487	45,855	4.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,976	1,943	1,871	0.2%
				51,344	50,396	48,553	4.7%
Containers and packaging
Pregis Topco LLC(6)(23)	Second lien senior secured loan	L + 8.00%	7/30/2027	28,667	28,126	26,588	2.6%
				28,667	28,126	26,588	2.6%
Distribution
Aramsco, Inc.(6)(23)	First lien senior secured loan	L + 5.25%	8/28/2024	10,488	10,308	9,859	0.9%
Aramsco, Inc.(12)(15)(22)(23)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	557	537	494	—%
Dealer Tire, LLC(6)(22)(23)(24)	First lien senior secured loan	L + 4.25%	12/12/2025	29,925	29,851	24,838	2.4%
Endries Acquisition, Inc.(10)(23)	First lien senior secured loan	L + 6.25%	12/10/2025	19,800	19,504	18,662	1.8%
Endries Acquisition, Inc.(10)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	2,381	2,282	1,982	0.2%
Endries Acquisition, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(41)	(173)	—%
Individual Foodservice Holdings, LLC(9)(22)(23)	First lien senior secured loan	L + 5.75%	11/22/2025	21,366	20,922	20,031	1.9%
Individual Foodservice Holdings, LLC(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	1,607	1,477	1,213	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Individual Foodservice Holdings, LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	1,260	1,183	1,024	0.1%
Offen, Inc.(9)(23)	First lien senior secured loan	L + 5.00%	6/22/2026	3,645	3,612	3,326	0.3%
Offen, Inc.(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(12)	(116)	—%
				91,029	89,623	81,140	7.7%
Education
2U, Inc.(6)(20)(23)	First lien senior secured loan	L + 6.75%	5/22/2024	20,000	19,744	19,250	1.9%
Instructure, Inc.(8)(22)(23)	First lien senior secured loan	L + 7.00%	3/24/2026	23,919	23,622	23,621	2.3%
Instructure, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	—	(23)	(23)	—%
Learning Care Group (US) No. 2 Inc.(8)(23)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,310	5,218	0.5%
Severin Acquisition, LLC (dba PowerSchool)(8)(23)	Second lien senior secured loan	L + 6.75%	8/3/2026	28,000	27,909	25,690	2.5%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(23)	First lien senior secured loan	L + 6.00%	5/14/2024	9,667	9,490	9,329	0.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	192	180	168	—%
				87,171	86,232	83,253	8.1%
Energy equipment and services
Liberty Oilfield Services LLC(6)(20)(23)	First lien senior secured loan	L + 7.63%	9/19/2022	1,095	1,084	1,038	0.1%
				1,095	1,084	1,038	0.1%
Financial services
Blackhawk Network Holdings, Inc.(6)(23)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,647	17,321	1.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(23)	First lien senior secured loan	L + 5.50%	9/6/2022	3,714	3,664	3,574	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	9/6/2022	85	84	82	—%
Transact Holdings, Inc.(6)(22)(23)	First lien senior secured loan	L + 4.75%	4/30/2026	8,955	8,836	8,440	0.8%
				31,531	31,231	29,417	2.8%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(6)(23)	First lien senior secured loan	L + 5.75%	11/3/2025	27,896	27,633	27,478	2.6%
Caiman Merger Sub LLC (dba City Brewing)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(19)	(31)	—%
CM7 Restaurant Holdings, LLC(6)(23)	First lien senior secured loan	L + 8.00% PIK	5/22/2023	5,913	5,840	5,395	0.5%
H-Food Holdings, LLC(6)(23)	First lien senior secured loan	L + 4.00%	5/23/2025	4,245	4,205	3,668	0.4%
H-Food Holdings, LLC(6)(23)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,820	15,516	1.5%
Hometown Food Company(6)(23)	First lien senior secured loan	L + 5.25%	8/31/2023	3,126	3,081	3,016	0.3%
Hometown Food Company(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	408	401	391	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Manna Development Group, LLC(6)(23)	First lien senior secured loan	L + 6.00%	10/24/2022	8,659	8,580	7,966	0.8%
Manna Development Group, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	518	503	465	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(23)	First lien senior secured loan	L + 4.50%	7/30/2025	4,961	4,884	4,688	0.5%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	347	332	292	—%
Ultimate Baked Goods Midco, LLC(6)(23)	First lien senior secured loan	L + 4.00%	8/11/2025	2,963	2,917	2,829	0.3%
Ultimate Baked Goods Midco, LLC(12)(15)(22)(23)	First lien senior secured revolving loan	P + 3.00%	8/9/2023	212	203	186	—%
				77,448	76,380	71,859	6.9%
Healthcare providers and services
Confluent Health, LLC.(6)(23)	First lien senior secured loan	L + 5.00%	6/24/2026	4,466	4,426	4,209	0.4%
Geodigm Corporation (dba National Dentex)(9)(18)(23)(28)	First lien senior secured loan	L + 6.87%	12/1/2021	19,688	19,580	16,489	1.6%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(23)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,269	11,663	1.1%
KS Management Services, L.L.C.(6)(23)	First lien senior secured loan	L + 4.25%	1/9/2026	49,875	49,272	47,880	4.6%
Nelipak Holding Company(6)(23)	First lien senior secured loan	L + 4.25%	7/2/2026	5,713	5,608	5,398	0.5%
Nelipak Holding Company(9)(15)(22)(23)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	879	864	831	0.1%
Nelipak Holding Company(9)(13)(15)(22)(23)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	351	331	304	—%
Nelipak Holding Company(6)(23)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,882	7,495	0.7%
Nelipak Holding Company(6)(13)(22)(23)	Second lien senior secured loan	E + 8.50%	7/2/2027	7,868	7,911	7,278	0.7%
Premier Imaging, LLC (dba LucidHealth)(6)(23)	First lien senior secured loan	L + 5.50%	1/2/2025	5,925	5,828	5,599	0.5%
TC Holdings, LLC (dba TrialCard)(6)(23)	First lien senior secured loan	L + 4.50%	11/14/2023	21,102	20,875	20,627	2.0%
TC Holdings, LLC (dba TrialCard)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(31)	(75)	—%
				136,236	134,815	127,698	12.2%
Healthcare technology
Bracket Intermediate Holding Corp.(8)(23)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,685	3,553	0.3%
Definitive Healthcare Holdings, LLC(8)(23)	First lien senior secured loan	L + 5.50%	7/16/2026	27,574	27,323	26,402	2.5%
Definitive Healthcare Holdings, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	—	(27)	(183)	—%
Definitive Healthcare Holdings, LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	1,522	1,509	1,457	0.1%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(6)(20)(22)(23)	First lien senior secured loan	L + 6.25%	2/20/2026	18,854	18,621	18,100	1.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(15)(16)(17)(20)(22)(23)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	—	(9)	(30)	—%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(6)(15)(20)(22)(23)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	1,885	1,862	1,810	0.2%
Interoperability Bidco, Inc.(10)(23)	First lien senior secured loan	L + 5.75%	6/25/2026	19,155	18,936	17,671	1.7%
Interoperability Bidco, Inc.(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(133)	—%
Interoperability Bidco, Inc.(7)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	1,000	989	923	0.1%
VVC Holding Corp. (dba athenahealth, Inc.)(8)(23)	First lien senior secured loan	L + 4.50%	2/11/2026	24,750	24,318	23,265	2.2%
				98,490	97,205	92,835	8.8%
Household products
Hayward Industries, Inc.(6)(23)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,605	4,301	0.4%
HGH Purchaser, Inc. (dba Horizon Services)(6)(23)	First lien senior secured loan	L + 6.00%	11/3/2025	19,391	19,117	17,937	1.7%
HGH Purchaser, Inc. (dba Horizon Services)(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	—	(19)	(506)	—%
HGH Purchaser, Inc. (dba Horizon Services)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	11/3/2025	1,701	1,667	1,519	0.1%
				25,767	25,370	23,251	2.2%
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(23)	First lien senior secured loan	L + 7.25%	2/12/2024	14,441	14,228	13,069	1.3%
				14,441	14,228	13,069	1.3%
Insurance
Asurion, LLC(6)(23)(24)	Second lien senior secured loan	L + 6.50%	8/4/2025	15,744	15,671	14,593	1.4%
Integrity Marketing Acquisition, LLC(8)(23)	First lien senior secured loan	L + 5.75%	8/27/2025	28,062	27,614	26,448	2.5%
Integrity Marketing Acquisition, LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	1,868	1,843	1,761	0.2%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(23)	First lien senior secured loan	L + 4.00%	6/3/2026	5,117	4,967	4,759	0.5%
KWOR Acquisition, Inc. (dba Worley Claims Services)(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(15)	(36)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(12)(15)(22)(23)	First lien senior secured revolving loan	P + 2.75%	6/3/2024	260	236	169	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(23)	Second lien senior secured loan	L + 7.75%	12/3/2026	12,400	12,229	11,532	1.1%
Norvax, LLC (dba GoHealth)(8)(23)	First lien senior secured loan	L + 6.50%	9/15/2025	44,637	43,562	42,852	4.1%
Norvax, LLC (dba GoHealth)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(36)	(109)	—%
Peter C. Foy & Associated Insurance Services, LLC(8)(22)(23)	First lien senior secured loan	L + 6.00%	3/31/2026	17,545	17,326	17,326	1.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associated Insurance Services, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	6/30/2020	—	(99)	(22)	—%
Peter C. Foy & Associated Insurance Services, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.00%	3/31/2026	—	(38)	(38)	—%
RSC Acquisition, Inc (dba Risk Strategies)(8)(23)	First lien senior secured loan	L + 5.50%	10/30/2026	11,192	10,978	10,464	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(15)(16)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	—	(44)	(150)	—%
RSC Acquisition, Inc (dba Risk Strategies)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(8)	(28)	—%
THG Acquisition, LLC (dba Hilb)(8)(22)(23)	First lien senior secured loan	L + 5.75%	12/2/2026	19,972	19,492	18,574	1.8%
THG Acquisition, LLC (dba Hilb)(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	982	904	647	0.1%
THG Acquisition, LLC (dba Hilb)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	1,272	1,228	1,141	0.1%
				159,051	155,810	149,883	14.5%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(9)(20)(23)	First lien senior secured loan	L + 5.75%	5/13/2025	7,064	6,986	6,570	0.6%
3ES Innovation Inc. (dba Aucerna)(15)(16)(20)(22)(23)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(7)	(48)	—%
Apptio, Inc.(6)(22)(23)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,239	7,069	0.7%
Apptio, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(8)	(20)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(23)	First lien senior secured loan	L + 3.75%	7/31/2024	1,992	1,962	1,892	0.2%
Genesis Acquisition Co. (dba Procare Software)(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 3.75%	7/31/2020	—	(4)	(21)	—%
Genesis Acquisition Co. (dba Procare Software)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	293	289	278	—%
Hyland Software, Inc.(6)(22)(23)	Second lien senior secured loan	L + 7.00%	7/7/2025	9,358	9,231	8,843	0.9%
Informatica LLC (fka Informatica Corporation)(22)(25)	Second lien senior secured loan	7.13%	2/25/2025	37,000	36,895	34,225	3.3%
IQN Holding Corp. (dba Beeline)(8)(23)	First lien senior secured loan	L + 5.50%	8/20/2024	26,420	26,109	25,231	2.4%
IQN Holding Corp. (dba Beeline)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	822	796	705	0.1%
Lightning Midco, LLC (dba Vector Solutions)(8)(23)	First lien senior secured loan	L + 5.50%	11/21/2025	14,642	14,519	14,057	1.4%
Lightning Midco, LLC (dba Vector Solutions)(12)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	P + 4.50%	11/23/2020	3,190	3,163	3,054	0.3%
Lightning Midco, LLC (dba Vector Solutions)(12)(15)(22)(23)	First lien senior secured revolving loan	P + 4.50%	11/21/2023	1,603	1,591	1,534	0.1%
Litera Bidco LLC(8)(23)	First lien senior secured loan	L + 5.75%	5/29/2026	11,391	11,245	10,963	1.1%
Litera Bidco LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	1,013	1,001	975	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
MINDBODY, Inc.(9)(23)	First lien senior secured loan	L + 7.00%	2/14/2025	10,179	10,093	9,237	0.9%
MINDBODY, Inc.(9)(15)(22)(23)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	1,071	1,063	972	0.1%
SURF HOLDINGS, LLC (dba Sophos Group plc)(8)(20)(22)(23)	Second lien senior secured loan	L + 8.00%	3/6/2028	10,096	9,848	9,490	0.9%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(22)(23)	First lien senior secured loan	L + 6.50%	6/17/2024	23,472	23,287	22,416	2.2%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	65	63	57	—%
				167,035	165,361	157,479	15.3%
Leisure and entertainment
Troon Golf, L.L.C.(8)(18)(19)(23)	First lien senior secured loan	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	26,765	26,470	26,163	2.5%
Troon Golf, L.L.C.(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	428	423	415	—%
				27,193	26,893	26,578	2.5%
Manufacturing
Ideal Tridon Holdings, Inc.(8)(23)	First lien senior secured loan	L + 5.75%	7/31/2024	13,201	12,980	12,541	1.2%
Ideal Tridon Holdings, Inc.(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	631	616	581	0.1%
Ideal Tridon Holdings, Inc.(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	854	835	790	0.1%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(22)(23)	First lien senior secured loan	L + 5.00%	3/8/2024	5,970	5,922	5,567	0.5%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,148	24,920	2.4%
Professional Plumbing Group, Inc.(8)(23)	First lien senior secured loan	L + 6.75%	4/16/2024	6,720	6,646	6,350	0.6%
Professional Plumbing Group, Inc.(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	1,429	1,418	1,341	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(9)(23)	First lien senior secured loan	L + 4.50%	6/28/2026	3,362	3,331	3,151	0.3%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	182	178	156	—%
				60,349	58,074	55,397	5.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(22)(23)	First lien senior secured loan	L + 8.25%	8/17/2022	8,586	8,528	8,028	0.8%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(23)	First lien senior secured loan	L + 5.75%	5/14/2026	5,769	5,704	5,394	0.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	5/14/2025	—	(6)	(37)	—%
Zenith Energy U.S. Logistics Holdings, LLC(6)(23)	First lien senior secured loan	L + 5.50%	12/20/2024	13,133	12,935	12,476	1.2%
Zenith Energy U.S. Logistics Holdings, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	1/9/2021	—	(143)	(450)	—%
				27,488	27,018	25,411	2.5%
Professional services
AmSpec Services Inc.(8)(23)	First lien senior secured loan	L + 5.75%	7/2/2024	19,108	18,839	17,770	1.7%
AmSpec Services Inc.(8)(15)(22)(23)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	2,412	2,382	2,240	0.2%
Cardinal US Holdings, Inc.(8)(20)(23)	First lien senior secured loan	L + 5.00%	7/31/2023	30,959	30,627	29,643	2.9%
DMT Solutions Global Corporation(9)(23)	First lien senior secured loan	L + 7.00%	7/2/2024	9,578	9,287	8,956	0.9%
GC Agile Holdings Limited (dba Apex Fund Services)(9)(20)(23)	First lien senior secured loan	L + 7.00%	6/15/2025	26,493	26,083	25,103	2.4%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(15)(20)(22)(23)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	859	824	769	0.1%
Gerson Lehrman Group, Inc.(8)(23)	First lien senior secured loan	L + 4.25%	12/12/2024	28,935	28,701	27,634	2.7%
Gerson Lehrman Group, Inc.(12)(15)(22)(23)	First lien senior secured revolving loan	P + 3.25%	12/12/2024	1,274	1,259	1,183	0.1%
				119,618	118,002	113,298	11.0%
Specialty retail
BIG Buyer, LLC(9)(17)(22)(23)	First lien senior secured loan	L + 6.50%	11/20/2023	16,778	16,472	15,645	1.5%
BIG Buyer, LLC(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	417	388	332	—%
BIG Buyer, LLC(6)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	—	(61)	(188)	—%
EW Holdco, LLC (dba European Wax)(6)(23)	First lien senior secured loan	L + 4.50%	9/25/2024	32,188	31,883	29,935	2.9%
Galls, LLC(8)(23)	First lien senior secured loan	L + 6.25%	1/31/2025	16,480	16,318	15,408	1.5%
Galls, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	3,279	3,243	3,056	0.3%
				69,142	68,243	64,188	6.2%
Telecommunications
DB Datacenter Holdings Inc.(6)(23)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,693	6,485	0.6%
				6,773	6,693	6,485	0.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(14)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot G B Holdings, Inc.(8)(23)	First lien senior secured loan	L + 6.00%	12/9/2025	37,437	36,816	35,846	3.5%
Lazer Spot G B Holdings, Inc.(6)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	2,715	2,669	2,568	0.2%
Lazer Spot G B Holdings, Inc.(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	7,142	7,019	6,822	0.7%
Lytx, Inc.(6)(23)	First lien senior secured loan	L + 6.00%	2/28/2026	18,006	17,735	17,241	1.7%
Lytx, Inc.(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	—	(60)	(266)	—%
Motus, LLC and Runzheimer International LLC(8)(18)(23)	First lien senior secured loan	L + 6.04%	1/17/2024	6,366	6,256	6,143	0.6%
				71,666	70,435	68,354	6.7%
Total Debt Investments				$1,724,073	$1,698,338	$1,608,132	154.9%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(23)(26)	LLC Interest	N/A	N/A	54	54	6	—%
H-Food Holdings, LLC(23)(26)	LLC Interest	N/A	N/A	1,625	1,625	1,328	0.1%
				1,679	1,679	1,334	0.1

Norvax, LLC (dba GoHealth)(23)(26)	LLC Interest	N/A	N/A	1,818	1,818	1,818	0.2%
				1,818	1,818	1,818	0.2%
Manufacturing
Moore Holdings(20)(23)(26)(27)	LLC Interest	N/A	N/A	10,607	18,984	17,084	1.6%
				10,607	18,984	17,084	1.6%
Total Equity Investments				$14,104	$22,481	$20,236	1.9%
Total Investments				$1,738,177	$1,720,819	$1,628,368	156.8%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2020 was 0.99%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2020 was 1.26%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2020 was 1.45%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2020 was 1.18%.
(10)	The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2020 was 1.00%.
(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2020 was 1.24%.
(12)	The interest rate on these loans is subject to Prime, which as of March 31, 2020 was 3.25%.
(13)	The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2020 was (0.4)%.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

(14)

As of March 31, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $93.6 million based on a tax cost basis of $1.7 billion. As of March 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $93.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.1 million.

(15)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(16)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(17)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(19)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.6 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first-out’ tranche and the Term Loan B represents a ‘last-out’ tranche. The ‘first-out’ tranche has priority as to the ‘last-out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(20)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2020, non-qualifying assets represented 6.6% of total assets as calculated in accordance with the regulatory requirements.

(21)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility I. See Note 6 “Debt.”
(22)	Investment is not pledged as collateral on the SPV Asset Facility I.
(23)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

(24)	Level 2 investment.
(25)	Investment does not contain a variable rate structure.
(26)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $20.2 million, or 1.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Moore Holdings, LLC	LLC Interest	January 16, 2020
Norvax, LLC (dba GoHealth)	LLC Interest	March 23, 2020
(27)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $1.3 million as of March 31, 2020.
(28)

Subsequent to quarter-end, the portfolio company informed us that they were no longer in compliance with their financial covenant.  The portfolio company made its interest payment for the quarter and the Company is now in discussions with the sponsor on next steps.

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

(17)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.7 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first-out’ tranche and the Term Loan B represents a ‘last-out’ tranche. The ‘first-out’ tranche has priority as to the ‘last-out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

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

(19)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility I. See Note 6 “Debt.”
(20)	Investment is not pledged as collateral on the SPV Asset Facility I.
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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Increase in Net Assets Resulting from Operations
Net investment income (loss)	$21,116	$8,264
Net change in unrealized gain (loss)	(90,630)	5,241
Net realized gain (loss) on investments	108	233
Net Increase (Decrease) in Net Assets Resulting from Operations	(69,406)	13,738
Distributions
Distributions declared from earnings(1)	(20,896)	(9,119)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(20,896)	(9,119)
Capital Share Transactions
Issuance of shares of common stock	162,649	124,461
Reinvestment of shareholders' distributions	8,397	3,872
Repurchased shares	—	—
Net Increase in Net Assets Resulting from Capital Share Transactions	171,046	128,333
Total Increase in Net Assets	80,744	132,952
Net Assets, at beginning of period	957,279	438,210
Net Assets, at end of period	$1,038,023	$571,162

________________

(1)	For the three months ended March 31, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(69,406)	$13,738
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(358,400)	(219,254)
Proceeds from investments and investment repayments, net	83,630	33,185
Net change in unrealized (gain) loss on investments	90,453	(5,279)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	174	38
Net realized (gain) loss on investments	(122)	(210)
Net realized (gain) loss on foreign currency transactions relating to investments	1	—
Paid-in-kind interest	(372)	(357)
Net amortization of discount on investments	(2,549)	(605)
Amortization of debt issuance costs	826	332
Amortization of offering costs	676	1,099
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(311)	(2,771)
(Increase) decrease in receivable for investments sold	2,309	—
(Increase) decrease in prepaid expenses and other assets	(743)	(1,123)
Increase (decrease) in payable for investments purchased	22,812	12,537
Increase (decrease) in payables to affiliates	(5,169)	(1,034)
Increase (decrease) in accrued expenses and other liabilities	4,072	(77)
Net cash used in operating activities	(232,119)	(169,781)
Cash Flows from Financing Activities
Borrowings on debt	113,000	110,776
Repayments of debt	(50,000)	(44,684)
Debt issuance costs	(109)	(1,240)
Proceeds from issuance of common shares	162,649	124,461
Distributions paid to shareholders	(9,863)	(5,247)
Repurchased shares	—	—
Net cash provided by financing activities	215,677	184,066
Net increase (decrease) in cash	(16,442)	14,285
Cash, beginning of period	73,117	20,903
Cash, end of period	$56,675	$35,188

Supplemental and Non-Cash Information
Interest paid during the period	$4,897	$3,952
Distributions declared during the period	$20,896	$9,119
Subscriptions receivable	$—	$—
Reinvestment of distributions during the period	$8,397	$3,872

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business

Owl Rock Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. Once the Company raises sufficient capital, the target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

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

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, the Company commenced a follow-on offering for up to 160,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through March 31, 2020, the Company has issued 122,194,558 shares of its common stock for gross proceeds of approximately $1.1 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of May 12, 2020, the Company has issued 125,099,216 shares of its common stock and has raised total gross proceeds of approximately $1.2 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s SPV Asset Facility I to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, no investments are on non-accrual status.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring, and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized utilizing the effective yield method over the life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2019. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local authorities.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and effective upon issuance through December 31, 2022. ASU No. 2020-04 provides increased flexibility as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of March 31, 2020, the Company had payables to affiliates of $2.1 million, primarily comprised of $5.8 million of management fees (net of waivers) and $2.2 million of accrued performance based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement and amounts reimbursable to the Adviser pursuant to the Administration Agreement, respectively, partially offset by $6.6 million of Expense Support pursuant to the Expense Support Agreement.

As of December 31, 2019, the Company had payables to affiliates of $7.2 million, primarily comprised of $5.2 million of management fees (net of waivers) and $3.0 million of accrued based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement, and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $2.4 million of Expense Support pursuant to the Expense Support Agreement.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses of approximately $0.5 million and $0.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

The continuation of the Administration Agreement was approved by the Board on February 19, 2020 and unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Company’s Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

Prior to February 19, 2020, the management fee was payable quarterly in arrears at an annual rate of 1.75% of the average value of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts at the end of the Company’s two most recently completed calendar quarters. Beginning February 19, 2020, the annual rate was reduced to 1.50% of the average value of the Company’s gross assets. The management fee for any partial quarter is appropriately prorated. The determination of gross assets reflects changes in the fair value of the Company’s portfolio investments. The fair value of derivatives and swaps held in the Company’s portfolio, which will not necessarily equal the notional value of such derivatives and swaps, is included in the calculation of gross assets.

For the three months ended March 31, 2020 and 2019, the Company incurred management fees (net of waivers) of approximately $5.8 million and $3.2 million, respectively.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee will be based on the Company’s pre-incentive fee net investment

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

income and a portion will be based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears and equals (a) 100% of the pre-incentive fee net investment income between 1.5% quarterly preferred return, and 1.818% (or 1.875% prior to February 19, 2020), referred to as the upper level breakpoint, of adjusted capital, plus (b) 17.5% (or 20% prior to February 19, 2020) of pre-incentive fee net investment income in excess of 1.818% (or 1.875% prior to February 19, 2020) of adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of the Company’s common stock, including proceeds from the Company’s distribution reinvestment plan, net of sales load (upfront selling commissions and upfront dealer manager fees) reduced for (i) distributions paid to the Company’s shareholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to the Company’s share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.818% (or 1.875% prior to February 19, 2020) are also adjusted for the actual number of days in each calendar quarter.

For the three months ended March 31, 2020 and 2019, the Company incurred net investment income based incentive fees (net of waivers) of $2.2 million and $1.7 million, respectively.

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

For the three months ended March 31, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $124 thousand. For the three months ended March 31, 2019, the Company accrued capital gains based incentive fees (net of waivers) of $609 thousand.

On June 8, 2018, the Adviser agreed to waive (A) any portion of the management fee that was in excess of 1.50% of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters, calculated in accordance with the Investment Advisory Agreement, (B) any portion of the incentive fee on net investment income that was in excess of 17.5% of the Company’s pre-incentive fee net investment income, which was calculated in accordance with the Investment Advisory Agreement but based on a quarterly preferred return of 1.50% per quarter and an upper level breakpoint of 1.818%, and (C) any portion of the incentive fee on capital gains that was in excess of 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of such calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP (the “Waiver”). Any portion of the management fee, incentive fee on net investment income and incentive fee on capital gains that the Adviser previously waived is not subject to recoupment.

On February 19, 2020, the Board approved the Investment Advisory Agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

For the three months ended March 31, 2020 and 2019, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.4 million and $1.0 million, respectively.

The Investment Advisory Agreement was approved by the Board on February 19, 2020 and unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice and a majority vote of the directors who are not “interested persons” of the Company or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock. In addition, without payment of any penalty, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8,

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”) and Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA and ORPFA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and/or other portfolio funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Dealer Manager Agreement

On February 8, 2017, the Company entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. On October 1, 2019, the Company entered into the Follow-on Dealer Manager Agreement with Owl Rock Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement, Owl Rock Securities serves as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Owl Rock Securities will earn a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to the Company’s distribution reinvestment plan, the upfront selling commissions and dealer manager fees will not be paid.

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

Expense Support and Conditional Reimbursement Agreement

On February 6, 2017, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of the Company’s distributions to shareholders will represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

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

As of March 31, 2020, the amount of Expense Support Payments provided by the Adviser since inception is $19.2 million. During the three months ended March 31, 2020 and 2019, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	6,587	7.7%	March 31, 2023	0.70%
Total	$19,216	$1,319	$17,897

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,386,481	$1,317,332	$1,192,787	$1,191,620
Second-lien senior secured debt investments	311,857	290,800	248,541	248,196
Equity investments	22,481	20,236	1,679	1,710
Total Investments	$1,720,819	$1,628,368	$1,443,007	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Advertising and media	2.5%	3.0%
Aerospace and defense	5.3	5.9
Automotive	1.5	1.6
Buildings and real estate	4.1	5.6
Business services	5.2	6.4
Chemicals	2.4	2.8
Consumer products	3.0	1.4
Containers and packaging	1.6	1.9
Distribution	5.0	5.4
Education	5.1	4.3
Energy equipment and services	0.1	0.1
Financial services	1.8	2.1
Food and beverage	4.5	5.5
Healthcare providers and services	7.8	7.9
Healthcare technology	5.7	5.2
Household products	1.4	1.7
Infrastructure and environmental services	0.8	1.0
Insurance	9.3	7.4
Internet software and services	9.7	7.3
Leisure and entertainment	1.6	1.9
Manufacturing	4.5	3.9
Oil and gas	1.6	2.0
Professional services	7.0	7.8
Specialty retail	3.9	4.2
Telecommunications	0.4	0.5
Transportation	4.2	3.2
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
United States:
Midwest	20.7%	19.8%
Northeast	13.9	16.1
South	41.5	43.3
West	18.3	16.3
Belgium	1.8	2.2
Canada	1.6	0.5
United Kingdom	2.2	1.8
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2020 and December 31, 2019:

	Fair Value Hierarchy as of March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$24,838	$1,292,494	$1,317,332
Second-lien senior secured debt investments	—	14,593	276,207	290,800
Equity investments	—	—	20,236	20,236
Total Investments	$—	$39,431	$1,588,937	$1,628,368

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$51,673	$1,139,947	$1,191,620
Second-lien senior secured debt investments	—	10,115	238,081	248,196
Unsecured debt investments	—	—	1,710	1,710
Total Investments	$—	$61,788	$1,379,738	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2020 and 2019:

	As of and for the Three Months Ended March 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,139,947	$238,081	$1,710	$1,379,738
Purchases of investments, net(2)	239,636	62,780	20,803	323,219
Proceeds from investments, net	(58,169)	(5,200)	—	(63,369)
Net change in unrealized gain (loss) on investments	(62,070)	(19,646)	(2,277)	(83,993)
Net realized gain (loss) on investments	114	—	—	114
Net amortization of discount on investments	1,473	192	—	1,665
Transfers into (out of) Level 3(1)	31,563	—	—	31,563
Fair value, end of period	$1,292,494	$276,207	$20,236	$1,588,937

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

	As of and for the Three Months Ended March 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	174,762	15,424	—	190,186
Proceeds from investments, net	(26,040)	—	—	(26,040)
Net change in unrealized gain (loss) on investments	2,045	566	185	2,796
Net realized gain (loss) on investments	22	—	—	22
Net amortization of discount on investments	534	54	—	588
Transfers into (out of) Level 3(1)	(23,065)	—	—	(23,065)
Fair value, end of period	$716,034	$123,761	$1,840	$841,635

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2020 on Investments Held at March 31, 2020	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2019 on Investments Held at March 31, 2019
First-lien senior secured debt investments	$(62,181)	$2,039
Second-lien senior secured debt investments	(19,639)	566
Equity investments	(2,277)	185
Total Investments	$(84,097)	$2,790

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019. The weighted average range of unobservable inputs is base fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$23,598	Recent Transaction	Transaction Price	98.8% - 98.8% (98.8%)	Increase
	1,241,963	Yield Analysis	Market Yield	6.0%-21.3% (10.2%)	Decrease
Second-lien senior secured debt investments(2)	$267,364	Yield Analysis	Market Yield	10.5%-18.2% (13.3%)	Decrease
Equity investments	$18,418	Market Approach	EBITDA Multiple	4.3x - 10.8x (4.8x)	Increase
	1,818	Recent Transaction	Transaction Price	1.0	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $26,933, which the Company valued using indicative bid prices obtained from brokers
(2)	Excludes investments with an aggregate fair value amounting to $8,843, which the Company valued using indicative bid prices obtained from brokers

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$199,302	Recent Transaction	Transaction Price	97.5% - 99.6% (98.3%)	Increase
	916,410	Yield Analysis	Market Yield	5.4%-13.2% (8.9%)	Decrease
Second-lien senior secured debt investments	$5,366	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
	232,715	Yield Analysis	Market Yield	9.2%-14.7% (11.2%)	Decrease
Equity investments	$1,710	Market Approach	EBITDA Multiple	6.8x - 11.8x (11.6x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,235, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$323,141	323,141	$259,932	259,932
2024 Notes	295,458	261,797	295,293	295,293
Promissory Note	—	—	—	—
Total Debt	$618,599	$584,938	$555,225	$555,225

________________

(1)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.2 million and $4.5 million, respectively.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million, respectively.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Level 1	$—	—
Level 2	—	—
Level 3	584,938	555,225
Total Debt	$584,938	$555,225

Financial Instruments Not Carried at Fair Value

The fair value of the Company’s credit facilities, which are categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates their carrying value. The carrying amount of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 258% and 269% as of March 31, 2020 and December 31, 2019, respectively.

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$328,329	$174,921	$323,141
2024 Notes	300,000	300,000	—	295,458
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$628,329	$224,921	$618,599

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.2 million and $4.5 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$8,582	$4,629
Amortization of debt issuance costs	826	332
Total Interest Expense	$9,408	$4,961
Average interest rate	4.4%	5.2%
Average daily borrowings	$566,033	$354,817

SPV Asset Facility I

On December 1, 2017 (the “SPV Asset Facility I Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility I amended the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility I, extend the reinvestment period and scheduled maturity of the SPV Asset Facility I, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility I and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility I.  On March 11, 2019, the parties to the SPV Asset Facility I amended and restated the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 2”) to establish and modify certain lender and Administration Agent consent rights, increase the maximum principal amount of the SPV Asset Facility I and add new lenders.  On April 29, 2019, the parties to the SPV Asset Facility I amended and restated the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 3”) to increase the maximum principal amount of the SPV Asset Facility I and make certain other changes, including dividing the loans under the SPV Asset Facility I into two separate Classes, Class A and Class B. The terms of the two classes of loans are generally the same, for example they have the same interest rate and maturity date, but differ with respect to certain make-whole payments, minimum spread payments, unused commitment fees, consent rights and other terms.

The summary below reflects the terms of the SPV Asset Facility I as amended by SPV Facility I Amendment No. 1, SPV Facility I Amendment No. 2, SPV Facility I Amendment No. 3, and the voluntary commitment reduction that the Subsidiaries effected on May 8, 2020.

From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2021 (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions,

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.

The SPV Asset Facility I will mature on November 30, 2022. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month LIBOR rate loans. If LIBOR ceases to exist, the Company will have to renegotiate the terms of the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay the debts of the Company.

Borrowings of the Subsidiaries are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

In connection with the SPV Asset Facility I, the Company entered into a Non-Recourse Carveout Guaranty Agreement on the SPV Asset Facility I Closing Date, which was amended and restated twice on March 11, 2019 and April 29, 2019, with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, the Company guarantees certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility I.

SPV Asset Facility II

On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II,  as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian.

From time to time, the Company expects to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing II.  No gain or loss will be recognized as a result of these sales and contributions.  Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC II Financing II through the Company’s ownership of ORCC II Financing II.  The maximum principal amount of the SPV Asset Facility II is $200 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility II will mature on April 14, 2029 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions.  On the Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus 3.00%. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.90% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.  The SPV Asset Facility

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets.  Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.

Borrowings of ORCC II Financing II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

2024 Notes

On November 21, 2019, the Company and the Advisor entered into a Purchase Agreement (the “Purchase Agreement”) with Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed on Schedule 1 thereto (the “Initial Purchasers”), and GreensLedge Capital Markets LLC, as the capital markets advisor (the “Capital Markets Advisor”) which Purchase Agreement relates to the Company’s sale of $300 million aggregate principal amount of the Company’s 4.625% notes due 2024 (the “2024 Notes”) to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2024 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of November 26, 2019 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2024 Notes will mature on November 26, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020. The 2024 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

junior, in right of payment to the 2024 Notes. The 2024 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated.  The 2024 Notes are effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness.  The 2024 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring us to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$754	$—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	687	687
Amspec Services Inc.	First lien senior secured revolving loan	49	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	487	852
Associations, Inc.	First lien senior secured delayed draw term loan	1,451	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	833	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
ConnectWise, LLC	First lien senior secured revolving loan	3,611	3,611

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,558	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	410	2,400
Galls, LLC	First lien senior secured revolving loan	157	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	859	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	765	2,039
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	729	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	8,100	8,100
Hometown Food Company	First lien senior secured revolving loan	63	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	418	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,520	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,694	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	1,868
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,040	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	1,056	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	400	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	228	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	121	686
Litera Bidco LLC	First lien senior secured revolving loan	—	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	6,263	—
Lytx, Inc.	First lien senior secured revolving loan	—	93
Manna Development Group, LLC	First lien senior secured revolving loan	146	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	—	1,071
Nelipak Holding Company	First lien senior secured revolving loan	515	832
Nelipak Holding Company	First lien senior secured revolving loan	—	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	1,327
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	3,025	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	17,545	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	171	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,315	2,723

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2020	December 31, 2019
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	653	387
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	599	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	4,631	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	97	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	145	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	353	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13	1,989
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	15,000	—
Total Unfunded Portfolio Company Commitments		$120,969	$146,793

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $10.5 million for the period from October 15, 2015 (Inception) to March 31, 2020, of which $10.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2020, management was not aware of any pending or threatened litigation.

Note 8. Net Assets

Share Issuances

In connection with its formation, the Company had the authority to issue 300,000,000 common shares at $0.01 per share par value. Effective as of June 18, 2019, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 300,000,000 to 450,000,000. Pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-213716), the Company registered 264,000,000 common shares, par value of $0.01 per share, at an initial public offering price of $9.47 per share and pursuant to the Company’s Registration Statement of Form N-2 (File No. 333-232183), the Company registered an additional 160,000,000 common shares, par value $0.01 per share, at an initial public offering price of $9.56 per share.

On September 30, 2016, the Company issued 100 common shares for $900 to the Adviser. The Company received $900 in cash from the Adviser on November 17, 2016.

On April 4, 2017, the Company received subscription agreements totaling $10 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for the Company’s continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees.

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	18,192,798	$164,596	13,785,927	$127,441
Reinvestment of distributions	930,369	8,398	429,133	3,872
Repurchased Shares	—	—	—	—
Total shares/gross proceeds	19,123,167	172,994	14,215,060	131,313
Sales load	—	(1,948)	—	(2,980)
Total shares/net proceeds	19,123,167	$171,046	14,215,060	$128,333

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

In the event of a material decline in the Company’s net asset value per share, which the Company considers to be a 2.5% decrease below its current net offering price, the Company’s Board will reduce the offering price in order to establish a new net offering price per share that is not more than 2.5% above the net asset value. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. To ensure that the offering price per share, net of sales load, is equal to or greater than net asset value per share on each subscription closing date and distribution reinvestment date, the Board increased the offering price per share of common stock on certain dates. The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
Total	$0.18	$20,896

The following table presents cash distributions per share that were declared during the three months ended March 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
Total	$0.17	$9,119

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

On February 19, 2020, the Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On May 5, 2020, the Board declared regular weekly distributions for July 2020 through September 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of the Company’s common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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

Through March 31, 2020, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$21,116	101.1%
Net realized gain (loss) on investments	—	108	0.5
Distributions in excess of (undistributed) net investment income	—	(328)	(1.6)
Total	$0.18	$20,896	100.0%

	Three Months Ended March 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$8,264	90.6%
Net realized gains on investments	—	233	2.6
Distributions in excess of net investment income	0.01	622	6.8
Total	$0.17	$9,119	100.0%

Share Repurchases

On March 4, 2019, the Company conducted a tender offer to repurchase up to $6.2 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

On March 9, 2020, the Company conducted a tender offer to repurchase up to $21.4 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.30 per share (which reflects the net offering price per share in effect as of April 8, 2020). The offer expired on April 3, 2020, with approximately 1,462,441 shares purchased in connection with the repurchase offer.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2020	2019
Increase (decrease) in net assets resulting from operations	$(69,406)	$13,738
Weighted average shares of common stock outstanding—basic and diluted	116,752,347	55,370,607
Earnings per common share-basic and diluted	$(0.59)	$0.25

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

For the three months ended March 31, 2020 and 2019, the Company did not record expenses for U.S. federal excise tax.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, at beginning of period	$9.03	$8.97
Results of operations:
Net investment income(1)	0.18	0.15
Net realized and unrealized gain (loss)(5)	(0.74)	0.11
Net increase in net assets resulting from operations	$(0.56)	0.26
Shareholder distributions:
Distributions from net investment income(2)	(0.18)	(0.16)
Distributions from net realized gains(2)	—	—
Distributions in excess of net investment income(2)	—	(0.01)
Net decrease in net assets from shareholders' distributions	$(0.18)	(0.17)
Capital share transactions:
Issuance of common stock above net asset value	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.29	$9.06

Total Return(3)(6)	(6.3)%	1.5%

Ratios
Ratio of net expenses to average net assets(4)	5.3%	8.5%
Ratio of net investment income to average net assets(4)	8.5%	6.5%
Portfolio turnover rate	5.1%	3.6%

Supplemental Data
Weighted-average shares outstanding	116,752,347	55,370,607
Shares outstanding, end of period	125,157,957	63,075,760
Net assets, end of period	$1,038,023	$571,162
________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2020 and 2019, the total operating expenses to average net assets were 8.0% and 10.5%, respectively, prior to expense support provided by the Adviser and expense recoupment paid to the Adviser. Past performance is not a guarantee of future results.

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

Note 12. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2019 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through March 31, 2020, we have issued 122,194,558 shares of our common stock for gross proceeds of approximately $1.1 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of May 12, 2020, we have issued 125,099,216 shares of our common stock and have raised total gross proceeds of approximately $1.2 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation. Owl Rock Capital Corporation was formed on October 15, 2015 as a corporation under the laws of the State of Maryland and has elected to be treated as a BDC under the 1940 Act. Its investment objective is similar to our investment objective, which is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. From March 3, 2016 through March 2, 2018, Owl Rock Capital Corporation conducted private offerings, or Private Offerings, of its common shares to investors in reliance on exemptions from the registration requirements of the Securities as amended. On July 18, 2019, Owl Rock Capital Corporation’s common stock began trading on the New York Stock Exchange under the symbol "ORCC".

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we may, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Owl Rock’s investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Adviser or its affiliates that could avail themselves of exemptive relief.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. We continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook; however, any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which would increase the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

During the three months ended March 31, 2020, we experienced both a decrease in originations, which reflects the lower levels of private equity deal activity in that time period, and an increase in repayments. For the three months ending June 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2020, our Adviser and its affiliates have originated $21.0 billion aggregate principal amount of investments, of which $19.4 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. upper middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

As of March 31, 2020, our average investment size in each of our portfolio companies was approximately $17.3 million based on fair value. As of March 31, 2020, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 95.4% of our total portfolio based on fair value, had weighted average annual revenue of $484 million and weighted average annual EBITDA of $108 million.

The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2020, 97.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under U.S. GAAP as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of our distributions to shareholders will represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2020, the amount of Expense Support payments provided by our Adviser since inception is $19.2 million.

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

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency

Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of June 2019, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy re-opens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of March 31, 2020, based on fair value, our portfolio consisted of 80.9% first lien senior secured debt investments (of which 40% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 17.9% second-lien senior secured debt investments and 1.2% equity investments.

As of March 31, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 8.1% and 7.6%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.2% and 7.7%, respectively.

As of March 31, 2020 we had investments in 94 portfolio companies with an aggregate fair value of $1.6 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended March 31, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31,
	2020	2019
New investment commitments
Gross originations	$342,768	$199,985
Less: Sell downs	—	(2,625)
Total new investment commitments	$342,768	$197,360
Principal amount of investment funded:
First-lien senior secured debt investments	$210,068	$163,066
Second-lien senior secured debt investments	65,575	20,723
Unsecured debt investments	—	—
Equity investments	20,801	—
Total principal amount of investments funded	$296,444	$183,789
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(72,464)	$(17,389)
Second-lien senior secured debt investments	(5,200)	(5,000)
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(77,664)	$(22,389)
Number of new investment commitments in new portfolio companies(1)	8	9
Average new investment commitment amount	$26,352	$19,014
Weighted average term for new investment commitments (in years)	5.8	6.1
Percentage of new debt investment commitments at floating rates	88.5%	100.0%
Percentage of new debt investment commitments at fixed rates	11.5%	0.0%
Weighted average interest rate of new investment commitments(2)	7.1%	8.3%
Weighted average spread over LIBOR of new floating rate investment commitments	5.8%	5.7%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 1.45% and 2.60% as of March 31, 2020 and 2019, respectively.

Investments at fair value and amortized cost consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,386,481	$1,317,332	(1)	$1,192,787	$1,191,620	(2)
Second-lien senior secured debt investments	311,857	290,800		248,541	248,196
Equity investments	22,481	20,236		1,679	1,710
Total Investments	$1,720,819	$1,628,368		$1,443,007	$1,441,526

________________

(1)	40% of which we consider unitranche loans.
(2)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Advertising and media	2.5%	3.0%
Aerospace and defense	5.3	5.9
Automotive	1.5	1.6
Buildings and real estate	4.1	5.6
Business services	5.2	6.4
Chemicals	2.4	2.8
Consumer products	3.0	1.4
Containers and packaging	1.6	1.9
Distribution	5.0	5.4
Education	5.1	4.3
Energy equipment and services	0.1	0.1
Financial services	1.8	2.1
Food and beverage	4.5	5.5
Healthcare providers and services	7.8	7.9
Healthcare technology	5.7	5.2
Household products	1.4	1.7
Infrastructure and environmental services	0.8	1.0
Insurance	9.3	7.4
Internet software and services	9.7	7.3
Leisure and entertainment	1.6	1.9
Manufacturing	4.5	3.9
Oil and gas	1.6	2.0
Professional services	7.0	7.8
Specialty retail	3.9	4.2
Telecommunications	0.4	0.5
Transportation	4.2	3.2
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
United States:
Midwest	20.7%	19.8%
Northeast	13.9	16.1
South	41.5	43.3
West	18.3	16.3
Belgium	1.8	2.2
Canada	1.6	0.5
United Kingdom	2.2	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average total yield of portfolio	8.1%	8.4%
Weighted average total yield of debt and income producing securities	8.2%	8.4%
Weighted average interest rate of debt securities	7.4%	7.9%
Weighted average spread over LIBOR of all floating rate investments	6.2%	6.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
($ in thousands)
1	$119,032	7.3%	$97,002	6.7%
2	1,358,690	83.4	1,296,613	90.0
3	68,423	4.2	47,911	3.3
4	82,223	5.1	—	—
5	—	—	—	—
Total	$1,628,368	100.0%	$1,441,526	100.0%

The increase in investments rated by our Adviser as a 3 and 4 as of March 31, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,698,338	100.0%	$1,441,328	100.0%
Non-accrual	—	—	—	—
Total	$1,698,338	100.0%	$1,441,328	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Total Investment Income	$34,308	$18,928
Less: Net Operating Expenses	13,192	10,664
Net Investment Income (Loss)	21,116	8,264
Net realized gain (loss)	108	233
Net change in unrealized gain (loss)	(90,630)	5,241
Net Increase (Decrease) in Net Assets Resulting from Operations	$(69,406)	$13,738

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Interest income from investments	$33,699	$18,596
Other income	609	332
Total investment income	$34,308	$18,928

For the three months ended March 31, 2020 and 2019

Investment income increased to $34.3 million for the three months ended March 31, 2020 from $18.9 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $0.9 billion as of March 31, 2019, to $1.7 billion as of March 31, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $1.8 million and $0.1 million, for the three months ended March 31, 2020 and 2019, respectively. For both the three months ended March 31, 2020 and 2019, PIK income represented less than 5% of interest income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Offering costs	676	1,099
Interest expense	9,408	4,961
Management fee	6,357	3,657
Performance based incentive fees	2,028	2,297
Professional fees	927	690
Directors' fees	256	149
Other general and administrative	633	456
Total operating expenses	$20,285	$13,309
Management and incentive fees waived	(506)	(810)
Expense Support	(6,587)	(1,835)
Net operating expenses	$13,192	$10,664

For the three months ended March 31, 2020 and 2019

Net operating expenses increased to $13.2 million for the three months ended March 31, 2020 from $10.7 million for the same period ended March 31, 2019 primarily due to increases in interest expense and management fees. The increase in interest expense of $4.4 million was driven by an increase in average daily borrowings to $566 million from $355 million period over period. The increase in management fees (gross of waivers) of $2.7 million is due to an increase in gross assets driven by an increase investments.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2020 and 2019, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net unrealized gain on investments	$207	$5,519
Net unrealized loss on investments	(90,660)	(240)
Translation of assets and liabilities in foreign currencies	(177)	(38)
Net unrealized gain (loss)	$(90,630)	$5,241

For the three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of March 31, 2020, the fair value of our debt investments as a percentage of principal was 93.3% as compared to 98.2% as of December 31, 2019. The primary driver of our portfolio’s unrealized loss was due to current market conditions and spreads widening. The changes in net unrealized gain (loss) and depreciation on investments during the three months ended March 31, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Dealer Tire, LLC	$(5,912)
Aviation Solutions Midco, LLC (dba STS Aviation)	(3,772)
Geodigm Corporation (dba National Dentex)	(2,819)
Valence Surface Technologies LLC	(2,730)
Informatica LLC (fka Informatica Corporation)	(2,670)
H-Food Holdings, LLC	(2,333)
Severin Acquisition, LLC (dba PowerSchool)	(2,172)
EW Holdco, LLC (dba European Wax)	(1,989)
Moore Holdings	(1,901)
Entertainment Benefits Group, LLC	(1,883)
Remaining portfolio companies	(62,272)
Net unrealized gain (loss) on investments	$(90,453)

For the three months ended March 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of March 31, 2019, the fair value of our debt investments as a percentage of principal was 98.5% as compared to 97.9% as of December 31, 2018.

Net Realized Gains (Losses) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2020 and 2019 were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net realized gain (loss) on investments	$122	$233
Net realized gain (loss) on foreign currency transactions	(14)	-
Net realized gain (loss)	$108	$233

Realized Gross Internal Rate of Return

Since we began investing in 2017 through March 31, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.4% (based on total capital invested of $296.7 million and total proceeds from these exited investments of $325.0 million). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2020 and December 31, 2019, our asset coverage ratios were 258% and 269%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2020 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2020, we had $56.7 million in cash. During the three months ended March 31, 2020, we used $232.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $358.4 million, partially offset by sales of portfolio investments of $83.6 million, and other operating activity of $42.7 million. Lastly, cash provided by financing activities was $215.7 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $63.0 million and proceeds from the issuance of shares of $162.7 million, partially offset by distributions paid of $9.9 million and debt issuance costs of $0.1 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	18,192,798	$164,596	13,785,927	$127,441
Reinvestment of distributions	930,369	8,398	429,133	3,872
Repurchased Shares	—	—	—	—
Total shares/gross proceeds	19,123,167	172,994	14,215,060	131,313
Sales load	—	(1,948)	—	(2,980)
Total shares/net proceeds	19,123,167	$171,046	14,215,060	$128,333

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
Total	$0.18	$20,896

The following table presents cash distributions per share that were declared during the three months ended March 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
Total	$0.17	$9,119

On February 19, 2020, the Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On May 5, 2020, the Board declared regular weekly distributions for July 2020 through September 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through March 31, 2020, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$21,116	101.1%
Net realized gain (loss) on investments	—	108	0.5
Distributions in excess of (undistributed) net investment income	—	(328)	(1.6)
Total	$0.18	$20,896	100.0%

	Three Months Ended March 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$8,264	90.6%
Net realized gains on investments	—	233	2.6
Distributions in excess of net investment income	0.01	622	6.8
Total	$0.17	$9,119	100.0%

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

On March 9, 2020, we conducted a tender offer to repurchase up to $21.4 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.30 per share (which reflects the net offering price per share in effect as of April 8, 2020). The offer expired on April 3, 2020, with approximately 1,462,441 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to March 31, 2020 was 14.7% (without upfront sales load) and 9.0% (with maximum upfront sales load).  The following table presents cumulative total returns for the three months ended March 31, 2020, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	-6.3%	-1.2%	4.9%	N/A	4.9%	14.7%	9.0%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$328,329	$174,921	$323,141
2024 Notes	300,000	300,000	—	295,458
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$628,329	$224,921	$618,599

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.2 million and $4.5 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense	$8,582	$4,629
Amortization of debt issuance costs	826	332
Total Interest Expense	$9,408	$4,961
Average interest rate	4.4%	5.2%
Average daily borrowings	$566,033	$354,817

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2020 and the fiscal years ended December 31, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
March 31, 2020	$—	$2,581	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
March 31, 2020	$328.3	$2,581	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
2024 Notes
March 31, 2020	$300.0	$2,581	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

SPV Asset Facility I

On December 1, 2017 (the “SPV Asset Facility I Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility I amended the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility I, extend the reinvestment period and scheduled maturity of the SPV Asset Facility I, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility I and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility I.  On March 11, 2019, the parties to the SPV Asset Facility I amended and restated the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 2”) to establish and modify certain lender and Administration Agent consent rights, increase the maximum principal amount of the SPV Asset Facility I and add new lenders.  On April 29, 2019, the parties to the SPV Asset Facility I amended and restated the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 3”) to increase the maximum principal amount of the SPV Asset Facility I and make certain other changes, including dividing the loans under the SPV Asset Facility I into two separate Classes, Class A and Class B. The terms of the two classes of loans are generally the same, for example they have the same interest rate and maturity date, but differ with respect to certain make-whole payments, minimum spread payments, unused commitment fees, consent rights and other terms.

The summary below reflects the terms of the SPV Asset Facility I as amended by SPV Facility I Amendment No. 1, SPV Facility I Amendment No. 2, SPV Facility I Amendment No. 3, and the voluntary commitment reduction that the Subsidiaries effected on May 8, 2020.

From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $400 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits

The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2021. (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.

The SPV Asset Facility I will mature on November 30, 2022. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month LIBOR rate loans. If LIBOR ceases to exist, we will have to renegotiate the terms of the SPV Asset Facility I. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay our debts.

Borrowings of the Subsidiaries are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

In connection with the SPV Asset Facility I, we entered into a Non-Recourse Carveout Guaranty Agreement on the SPV Asset Facility I Closing Date, which was amended and restated twice on March 11, 2019 and April 29, 2019, with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, we guarantee certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility I.

SPV Asset Facility II

On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian.

From time to time, we expect to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing II.  No gain or loss will be recognized as a result of these sales and contributions.  Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by

ORCC II Financing II, including the purchase of such assets from us.  We retain a residual interest in assets contributed to or acquired by ORCC II Financing II through our ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II is $200 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”).  Unless otherwise terminated, the SPV Asset Facility II will mature on April 14, 2029 (the “Stated Maturity”).  Prior to the Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions.  On the Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus 3.00%. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.90% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.  The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets.  Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.

Borrowings of ORCC II Financing II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$754	$—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	687	687
Amspec Services Inc.	First lien senior secured revolving loan	49	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	487	852
Associations, Inc.	First lien senior secured delayed draw term loan	1,451	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	3,750	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	833	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
ConnectWise, LLC	First lien senior secured revolving loan	3,611	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,558	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	410	2,400
Galls, LLC	First lien senior secured revolving loan	157	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	859	1,718

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	527	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	765	2,039
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	729	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	8,100	8,100
Hometown Food Company	First lien senior secured revolving loan	63	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	418	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,520	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,694	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	—	1,868
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	1,789	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,040	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	1,056	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	400	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	228	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	121	686
Litera Bidco LLC	First lien senior secured revolving loan	—	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	6,263	—
Lytx, Inc.	First lien senior secured revolving loan	—	93

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Manna Development Group, LLC	First lien senior secured revolving loan	146	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	—	1,071
Nelipak Holding Company	First lien senior secured revolving loan	515	832
Nelipak Holding Company	First lien senior secured revolving loan	—	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	1,327
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	3,025	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	17,545	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	171	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,315	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	653	387
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	599	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	4,631	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	97	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	145	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	353	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	2,500

Portfolio Company	Investment	March 31, 2020	December 31, 2019
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13	1,989
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	15,000	—
Total Unfunded Portfolio Company Commitments		$120,969	$146,793

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $10.5 million for the period from October 15, 2015 (Inception) to March 31, 2020, of which $10.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser had incurred organization and offering costs on behalf of us in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million had been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2020, management was not aware of any pending or threatened litigation against us.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, 2024 Notes and Promissory Note as of March 31, 2020, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$328,329	$—	$328,329	$—	$—
2024 Notes	300,000	—	—	300,000	—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$628,329	$—	$328,329	$300,000	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2019 and in  “ITEM 1A. – RISK FACTORS.”

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2016 through 2018 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

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

As of March 31, 2020, 97.9% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$50.6	$9.9	$40.7
Up 200 basis points	$33.7	$6.6	$27.1
Up 100 basis points	$16.9	$3.3	$13.6
Down 50 basis points	$(7.7)	$(1.6)	$(6.1)
Down 100 basis points	$(9.2)	$(3.3)	$(5.9)
Down 150 basis points	$(10.6)	$(4.8)	$(5.8)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to Our Business

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information. As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•

Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors.   In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.

•

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

•

Significant changes in the capital markets, such as the recent disruption in economic activity caused by the COVID-19 pandemic, have adversely affected, and may continue to adversely affect, the pace of our investment activity and economic activity generally. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak in December 2019 of COVID-19, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

The United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans,. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Defaults under the SPV Asset Facilities or any future borrowing facility may adversely affect our business, financial condition, results of operations and cash flows.

In the event we default under the SPV Asset Facility I, the SPV Asset Facility II (together with the SPV Asset Facility I, the "SPV Asset Facilities") or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the SPV Asset Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the SPV Asset Facilities or any other future borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder. This could reduce our liquidity and cash flow and impair our ability to grow our business. Substantially all of our assets are currently pledged as collateral under the SPV Asset Facilities. If we were to default on our obligations under the terms of the SPV Asset Facilities or any future debt instrument the agent for the applicable lenders would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in the SPV Asset Facilities or any other future borrowing facility may limit discretion in operating our business.

Any security interests and/or negative covenants required by a credit facility we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the terms of the SPV Asset Facilities, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances as permitted under the SPV Asset Facilities. In addition, if our borrowing base under the SPV Asset Facilities were to decrease, we would be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we would be required to repay advances under the SPV Asset Facilities which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, under the SPV Asset Facilities we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2020, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 2, 2020	December 31, 2019	336,695	$9.02
January 29, 2020	January 28, 2020	286,920	$9.03
February 26, 2020	February 25, 2020	306,754	$9.03

On March 4, 2019, we conducted a tender offer to repurchase up to $6.2 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $9.06 per share (which reflects the net offering price per share in effect as of April 3, 2019). The offer expired on March 29, 2019, with approximately 119,874 shares purchased in connection with the repurchase offer.

On March 9, 2020, we conducted a tender offer to repurchase up to $21.4 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.30 per share (which reflects the net offering price per share in effect as of April 8, 2020). The offer expired on April 3, 2020, with approximately 1,462,441 shares purchased in connection with the repurchase offer.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Financial Statement Schedules.

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

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: May 12, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 12, 2020	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer