Form 10-Q
period 2020-06-30
Owl Rock Capital Corp II
filed 2020-08-11
CIK 1655887

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of August 11, 2020, the registrant had 133,112,898 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $1,733,484 and $1,443,007, respectively)	$1,679,651	$1,441,526
Cash	46,648	73,117
Interest receivable	8,336	9,031
Receivable for investments sold	—	2,309
Prepaid expenses and other assets	2,462	2,294
Total Assets	$1,737,097	$1,528,277
Liabilities
Debt (net of deferred unamortized debt issuance costs of $9,202 and $10,447, respectively)	589,284	555,225
Distribution payable	8,302	5,266
Payable for investments purchased	25,304	—
Payables to affiliates	1,313	7,219
Accrued expenses and other liabilities	3,073	3,288
Total Liabilities	627,276	570,998
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 129,270,802 and 106,034,790 shares issued and outstanding, respectively	1,293	1,060
Additional paid-in-capital	1,164,784	959,247
Distributable earnings	(56,256)	(3,028)
Total Net Assets	1,109,821	957,279
Total Liabilities and Net Assets	$1,737,097	$1,528,277
Net Asset Value Per Share	$8.59	$9.03

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$32,697	$23,157	$66,396	$41,753
Dividend income	307	—	307	—
Other income	560	342	1,169	674
Total investment income from non-controlled, non-affiliated investments	33,564	23,499	67,872	42,427
Total Investment Income	33,564	23,499	67,872	42,427
Operating Expenses
Offering costs	762	900	1,438	1,999
Interest expense	10,425	5,376	19,833	10,337
Management fee	6,276	4,500	12,633	8,156
Performance based incentive fees	—	2,795	2,028	5,092
Professional fees	988	786	1,914	1,476
Directors' fees	252	153	508	302
Other general and administrative	698	417	1,331	873
Total Operating Expenses	19,401	14,927	39,685	28,235
Management and incentive fees waived (Note 3)	—	(992)	(506)	(1,801)
Expense support	(5,794)	(1,776)	(12,381)	(3,611)
Net Operating Expenses	13,607	12,159	26,798	22,823
Net Investment Income (Loss)	$19,957	$11,340	$41,074	$19,604
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$38,241	$1,981	$(52,211)	$7,260
Translation of assets and liabilities in foreign currencies	204	13	27	(25)
Total Net Change in Unrealized Gain (Loss)	38,445	1,994	(52,184)	7,235
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	—	122	210
Foreign currency transactions	2	(27)	(12)	(4)
Total Net Realized Gain (Loss)	2	(27)	110	206
Total Net Realized and Change in Unrealized Gain (Loss)	38,447	1,967	(52,074)	7,441
Net Increase (Decrease) in Net Assets Resulting from Operations	$58,404	$13,307	$(11,000)	$27,045
Earnings Per Share - Basic and Diluted	$0.46	$0.19	$(0.09)	$0.43
Weighted Average Shares Outstanding - Basic and Diluted	127,528,621	69,110,851	122,140,484	62,240,308

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(8)(23)	First lien senior secured loan	L + 4.25%	12/1/2025	$24,625	$24,426	$23,578	2.1%
Swipe Acquisition Corporation (dba PLI)(8)(23)	First lien senior secured loan	L + 8.00%	6/29/2024	19,425	19,143	15,540	1.4%
				44,050	43,569	39,118	3.5%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(9)(23)	First lien senior secured loan	L + 6.25% (incl. 6.25% PIK)	1/3/2025	35,579	34,996	30,242	2.7%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(8)	First lien senior secured loan	L + 6.00%	7/13/2021	27,238	27,092	25,740	2.3%
Valence Surface Technologies LLC(8)(23)	First lien senior secured loan	L + 5.75%	6/28/2025	24,814	24,492	22,455	2.0%
Valence Surface Technologies LLC(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	5,985	5,900	5,274	0.5%
Valence Surface Technologies LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	6/28/2025	2,488	2,457	2,250	0.2%
				96,104	94,937	85,961	7.7%
Automotive
Mavis Tire Express Services Corp.(8)(22)(23)(24)	First lien senior secured loan	L + 3.25%	3/20/2025	129	121	116	—%
Mavis Tire Express Services Corp.(8)(23)	Second lien senior secured loan	L + 7.57%	3/20/2026	26,695	26,257	24,760	2.2%
Mavis Tire Express Services Corp.(15)(16)(17)(22)(23)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	—	(97)	—%
				26,824	26,378	24,779	2.2%
Buildings and real estate
Associations, Inc.(8)(23)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	28,203	27,950	27,780	2.5%
Associations, Inc.(8)(15)(17)(23)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	3,685	3,642	3,608	0.3%
Associations, Inc.(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	1,000	992	985	0.1%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(9)(23)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	18,660	18,443	17,633	1.6%
Imperial Parking Canada(11)(23)	First lien senior secured loan	C + 6.00% (1.00% PIK)	11/28/2024	3,613	3,692	3,415	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	11/28/2023	1,526	1,506	1,401	0.1%
Velocity Commercial Capital, LLC(9)(23)	First lien senior secured loan	L + 7.50%	8/29/2024	14,020	13,869	13,634	1.2%
				70,707	70,094	68,456	6.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(23)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,460	23,704	2.1%
CIBT Global, Inc.(8)(22)(23)	First lien senior secured loan	L + 3.75%	6/3/2024	150	113	113	—%
CIBT Global, Inc.(8)(23)(28)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	10,500	10,278	7,560	0.7%
ConnectWise, LLC(8)(23)	First lien senior secured loan	L + 6.00%	2/28/2025	33,511	33,161	33,009	3.1%
ConnectWise, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.00%	2/28/2025	—	(36)	(54)	—%
Entertainment Benefits Group, LLC(8)(23)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,048	19,778	18,444	1.7%
Entertainment Benefits Group, LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,524	2,486	2,284	0.2%
				91,297	90,240	85,060	7.8%
Chemicals
Douglas Products and Packaging Company LLC(8)(23)	First lien senior secured loan	L + 5.75%	10/19/2022	18,143	18,036	17,735	1.6%
Douglas Products and Packaging Company LLC(12)(15)(23)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,526	1,520	1,491	0.1%
Innovative Water Care Global Corporation(8)(23)	First lien senior secured loan	L + 5.00%	2/27/2026	24,688	23,206	19,750	1.8%
				44,357	42,762	38,976	3.5%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(22)(23)(24)(25)	First lien senior secured note	6.75%	7/15/2025	18,750	18,751	19,453	1.8%
Feradyne Outdoors, LLC(8)(22)(23)	First lien senior secured loan	L + 8.25% (incl. 2.00% PIK)	5/25/2023	975	969	848	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(23)	First lien senior secured loan	L + 5.50%	3/26/2026	48,274	47,398	47,066	4.2%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,976	1,944	1,926	0.2%
				69,975	69,062	69,293	6.3%
Containers and packaging
Pregis Topco LLC(6)(22)(23)(24)	First lien senior secured loan	L + 4.00%	8/1/2026	130	123	125	—%
Pregis Topco LLC(6)(23)	Second lien senior secured loan	L + 7.75%	7/30/2027	28,667	28,140	27,448	2.5%
				28,797	28,263	27,573	2.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Distribution
Aramsco, Inc.(6)(23)	First lien senior secured loan	L + 5.25%	8/28/2024	10,461	10,291	10,095	0.9%
Aramsco, Inc.(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	557	538	520	—%
Dealer Tire, LLC(6)(22)(23)(24)	First lien senior secured loan	L + 4.25%	12/12/2025	29,850	29,785	28,456	2.6%
Endries Acquisition, Inc.(10)(23)	First lien senior secured loan	L + 6.25%	12/10/2025	19,750	19,466	19,059	1.7%
Endries Acquisition, Inc.(10)(15)(17)(23)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	2,833	2,739	2,590	0.2%
Endries Acquisition, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(39)	(105)	—%
Individual Foodservice Holdings, LLC(9)(23)	First lien senior secured loan	L + 5.75%	11/22/2025	21,313	20,886	20,194	1.8%
Individual Foodservice Holdings, LLC(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	1,602	1,479	1,272	0.1%
Individual Foodservice Holdings, LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	1,260	1,187	1,062	0.1%
Offen, Inc.(9)(23)	First lien senior secured loan	L + 5.00%	6/22/2026	3,636	3,604	3,463	0.3%
Offen, Inc.(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(11)	(63)	—%
				91,262	89,925	86,543	7.7%
Education
Instructure, Inc.(6)(22)(23)	First lien senior secured loan	L + 7.00%	3/24/2026	23,861	23,573	23,801	2.1%
Instructure, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	—	(22)	(5)	—%
Learning Care Group (US) No. 2 Inc.(9)(23)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,313	4,503	0.4%
Severin Acquisition, LLC (dba PowerSchool)(6)(23)	Second lien senior secured loan	L + 6.75%	8/3/2026	28,000	27,912	26,320	2.4%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(23)	First lien senior secured loan	L + 6.00%	5/14/2024	9,643	9,475	9,474	0.9%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	192	181	180	—%
				67,089	66,432	64,273	5.8%
Energy equipment and services
Liberty Oilfield Services LLC(6)(20)(23)	First lien senior secured loan	L + 7.63%	9/19/2022	1,091	1,081	1,061	0.1%
				1,091	1,081	1,061	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Financial services
Blackhawk Network Holdings, Inc.(6)(23)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,651	17,320	1.6%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(23)	First lien senior secured loan	L + 5.50%	9/6/2022	3,705	3,660	3,621	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	9/6/2022	85	84	83	—%
Transact Holdings, Inc.(6)(23)	First lien senior secured loan	L + 4.75%	4/30/2026	8,933	8,818	8,687	0.8%
				31,500	31,213	29,711	2.7%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(6)(23)	First lien senior secured loan	L + 5.75%	11/3/2025	27,826	27,574	27,826	2.5%
Caiman Merger Sub LLC (dba City Brewing)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(18)	—	—%
CM7 Restaurant Holdings, LLC(6)(23)	First lien senior secured loan	L + 8.75%	5/22/2023	6,101	6,032	5,674	0.5%
H-Food Holdings, LLC(6)(23)(24)	First lien senior secured loan	L + 4.00%	5/23/2025	4,235	4,196	4,035	0.4%
H-Food Holdings, LLC(6)(23)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,833	17,108	1.5%
Hometown Food Company(6)(23)	First lien senior secured loan	L + 5.25%	8/31/2023	2,556	2,522	2,530	0.2%
Hometown Food Company(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.25%	8/31/2023	—	(6)	(5)	—%
Manna Development Group, LLC(6)(23)	First lien senior secured loan	L + 6.00%	10/24/2022	8,637	8,567	7,946	0.7%
Manna Development Group, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	10/24/2022	518	505	465	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(23)	First lien senior secured loan	L + 4.50%	7/30/2025	4,949	4,874	4,726	0.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	480	466	435	—%
Ultimate Baked Goods Midco, LLC(6)(23)	First lien senior secured loan	L + 4.00%	8/11/2025	2,955	2,911	2,874	0.3%
Ultimate Baked Goods Midco, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	—	(8)	(16)	—%
				76,457	75,448	73,598	6.5%
Healthcare providers and services
Confluent Health, LLC.(6)(23)	First lien senior secured loan	L + 5.00%	6/24/2026	4,455	4,417	4,243	0.4%
Geodigm Corporation (dba National Dentex)(9)(18)(22)(23)(28)	First lien senior secured loan	L + 6.87%	12/1/2021	22,984	21,201	19,537	1.8%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(23)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,273	12,035	1.1%
KS Management Services, L.L.C.(6)(23)	First lien senior secured loan	L + 4.25%	1/9/2026	49,750	49,171	49,127	4.4%
Nelipak Holding Company(9)(23)	First lien senior secured loan	L + 4.25%	7/2/2026	5,698	5,598	5,513	0.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Nelipak Holding Company(8)(15)(22)(23)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	879	865	851	0.1%
Nelipak Holding Company(13)(15)(22)(23)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	359	332	331	—%
Nelipak Holding Company(9)(23)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,885	7,734	0.7%
Nelipak Holding Company(13)(22)(23)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,053	7,914	7,671	0.7%
Premier Imaging, LLC (dba LucidHealth)(6)(23)	First lien senior secured loan	L + 5.75%	1/2/2025	5,910	5,818	5,718	0.5%
TC Holdings, LLC (dba TrialCard)(8)(23)	First lien senior secured loan	L + 4.50%	11/14/2023	21,048	20,837	21,048	1.9%
TC Holdings, LLC (dba TrialCard)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(28)	—	—%
				139,505	136,283	133,808	12.1%
Healthcare technology
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(9)(23)	First lien senior secured loan	L + 6.25%	2/20/2026	18,854	18,629	18,241	1.6%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	—	(9)	(25)	—%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	385	363	324	—%
Bracket Intermediate Holding Corp.(8)(22)(23)	First lien senior secured loan	L + 4.25%	9/5/2025	75	69	69	—%
Bracket Intermediate Holding Corp.(8)(23)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,687	3,609	0.3%
Definitive Healthcare Holdings, LLC(8)(23)	First lien senior secured loan	L + 5.50%	7/16/2026	27,636	27,393	27,152	2.5%
Definitive Healthcare Holdings, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	—	(26)	(30)	—%
Definitive Healthcare Holdings, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	1,522	1,509	1,495	0.1%
Interoperability Bidco, Inc.(10)(23)	First lien senior secured loan	L + 5.75%	6/25/2026	19,108	18,896	18,152	1.6%
Interoperability Bidco, Inc.(15)(16)(17)(23)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(78)	—%
Interoperability Bidco, Inc.(9)(15)(23)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	1,000	990	950	0.1%
VVC Holding Corp. (dba Athenahealth, Inc.)(8)(23)(24)	First lien senior secured loan	L + 4.50%	2/11/2026	24,687	24,273	23,865	2.2%
				97,017	95,772	93,724	8.4%
Household products
Hayward Industries, Inc.(6)(22)(23)(24)	First lien senior secured loan	L + 3.50%	8/5/2024	82	80	79	—%
Hayward Industries, Inc.(6)(23)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,608	4,430	0.4%
HGH Purchaser, Inc. (dba Horizon Services)(8)(23)	First lien senior secured loan	L + 6.00%	11/3/2025	19,343	19,079	18,086	1.6%
HGH Purchaser, Inc. (dba Horizon Services)(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2021	—	(18)	(425)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
HGH Purchaser, Inc. (dba Horizon Services)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	11/3/2025	851	818	693	0.1%
				24,951	24,567	22,863	2.1%
Infrastructure and environmental services
LineStar Integrity Services LLC(8)(23)	First lien senior secured loan	L + 7.25%	2/12/2024	14,404	14,204	13,180	1.2%
				14,404	14,204	13,180	1.2%
Insurance
Ardonagh Midco 2 PLC(22)(23)(25)	Unsecured notes	11.50%	1/15/2027	500	495	495	—%
Ardonagh Midco 3 PLC(14)(20)(22)(23)	First lien senior secured loan	G + 7.50%	6/26/2026	4,655	4,501	4,515	0.4%
Ardonagh Midco 3 PLC(13)(20)(22)(23)	First lien senior secured loan	E + 7.50%	6/26/2026	539	522	523	—%
Ardonagh Midco 3 PLC(15)(16)(17)(20)(22)(23)	First lien senior secured delayed draw term loan	G + 7.50%	6/26/2022	—	(30)	(30)	—%
Asurion, LLC(6)(23)(24)	Second lien senior secured loan	L + 6.50%	8/4/2025	16,258	16,185	16,136	1.5%
Integrity Marketing Acquisition, LLC(9)(23)	First lien senior secured loan	L + 5.75%	8/27/2025	27,990	27,563	27,152	2.4%
Integrity Marketing Acquisition, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(24)	(56)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(23)	First lien senior secured loan	L + 4.00%	6/3/2026	5,104	4,959	4,900	0.4%
KWOR Acquisition, Inc. (dba Worley Claims Services)(15)(16)(17)(23)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(14)	(21)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 3.75%	6/3/2024	—	(23)	(52)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(23)	Second lien senior secured loan	L + 7.75%	12/3/2026	12,400	12,234	11,935	1.1%
Norvax, LLC (dba GoHealth)(8)(23)	First lien senior secured loan	L + 6.50%	9/15/2025	44,525	43,491	44,080	4.0%
Norvax, LLC (dba GoHealth)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(34)	(27)	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(22)(23)	First lien senior secured loan	L + 6.25%	3/31/2026	17,545	17,333	17,370	1.6%
Peter C. Foy & Associated Insurance Services, LLC(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2021	2,226	2,107	2,204	0.2%
Peter C. Foy & Associated Insurance Services, LLC(7)(15)(22)(23)	First lien senior secured revolving loan	L + 6.25%	3/31/2026	157	121	127	—%
RSC Acquisition, Inc (dba Risk Strategies)(8)(23)	First lien senior secured loan	L + 5.50%	10/30/2026	11,163	10,957	10,801	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(8)(15)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	136	94	61	—%
RSC Acquisition, Inc (dba Risk Strategies)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(8)	(14)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb)(8)(23)	First lien senior secured loan	L + 5.75%	12/2/2026	19,922	19,456	19,175	1.7%
THG Acquisition, LLC (dba Hilb)(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	1,036	959	883	0.1%
THG Acquisition, LLC (dba Hilb)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	1,272	1,230	1,202	0.1%
				165,428	162,074	161,359	14.5%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(9)(20)(23)	First lien senior secured loan	L + 5.75%	5/13/2025	7,046	6,972	6,694	0.6%
3ES Innovation Inc. (dba Aucerna)(15)(16)(20)(22)(23)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(7)	(34)	—%
Apptio, Inc.(9)(22)(23)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,244	7,253	0.7%
Apptio, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(7)	(7)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(23)	First lien senior secured loan	L + 4.00%	7/31/2024	1,987	1,959	1,908	0.2%
Genesis Acquisition Co. (dba Procare Software)(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 4.00%	7/31/2020	58	54	42	—%
Genesis Acquisition Co. (dba Procare Software)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	289	281	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(20)(22)(23)	First lien senior secured loan	L + 7.75%	4/16/2026	11,917	11,569	11,559	1.0%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(15)(16)(20)(22)(23)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(133)	(138)	—%
Hyland Software, Inc.(6)(22)(23)	Second lien senior secured loan	L + 7.00%	7/7/2025	9,358	9,234	9,202	0.8%
Informatica LLC (fka Informatica Corporation)(22)(25)	Second lien senior secured loan	7.13%	2/25/2025	37,000	36,900	35,520	3.2%
IQN Holding Corp. (dba Beeline)(8)(23)	First lien senior secured loan	L + 5.50%	8/20/2024	26,352	26,058	25,825	2.3%
IQN Holding Corp. (dba Beeline)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	412	387	360	—%
Lightning Midco, LLC (dba Vector Solutions)(8)(23)	First lien senior secured loan	L + 5.50%	11/21/2025	18,014	17,870	17,744	1.6%
Lightning Midco, LLC (dba Vector Solutions)(12)(15)(23)	First lien senior secured revolving loan	P + 4.50%	11/21/2023	1,603	1,592	1,578	0.1%
Litera Bidco LLC(8)(23)	First lien senior secured loan	L + 5.25%	5/29/2026	11,573	11,428	11,371	1.0%
Litera Bidco LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	1,013	1,002	995	0.1%
MINDBODY, Inc.(9)(23)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	10,190	10,108	8,968	0.8%
MINDBODY, Inc.(9)(15)(22)(23)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	1,071	1,063	943	0.1%
SURF HOLDINGS, LLC (dba Sophos Group plc)(8)(23)	Second lien senior secured loan	L + 8.00%	3/6/2028	10,096	9,853	9,591	0.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(9)(22)(23)	First lien senior secured loan	L + 6.50%	6/17/2024	23,412	23,237	22,827	2.1%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(1)	(4)	—%
				178,759	176,671	172,478	15.5%
Leisure and entertainment
Troon Golf, L.L.C.(8)(19)(23)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	26,696	26,414	26,362	2.4%
Troon Golf, L.L.C.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(5)	(7)	—%
				26,696	26,409	26,355	2.4%
Manufacturing
Ideal Tridon Holdings, Inc.(8)(23)	First lien senior secured loan	L + 5.75%	7/31/2024	13,168	12,959	12,707	1.1%
Ideal Tridon Holdings, Inc.(8)(15)(17)(23)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	630	616	596	0.1%
Ideal Tridon Holdings, Inc.(6)(15)(23)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	854	837	810	0.1%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(23)	First lien senior secured loan	L + 5.00%	3/8/2024	5,957	5,912	5,660	0.5%
PHM Netherlands Midco B.V. (dba Loparex)(8)(22)(23)	First lien senior secured loan	L + 4.50%	8/3/2026	199	184	184	—%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,190	25,480	2.3%
Professional Plumbing Group, Inc.(8)(23)	First lien senior secured loan	L + 6.75%	4/16/2024	6,703	6,633	6,435	0.6%
Professional Plumbing Group, Inc.(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	1,429	1,419	1,365	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(9)(23)	First lien senior secured loan	L + 4.50%	6/28/2026	3,353	3,324	3,043	0.3%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(9)(15)(17)(23)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	181	178	143	—%
				60,474	58,252	56,423	5.1%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(22)(23)	First lien senior secured loan	L + 8.25%	8/17/2022	8,247	8,198	7,834	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(23)	First lien senior secured loan	L + 5.25%	5/14/2026	5,754	5,692	5,596	0.5%
Project Power Buyer, LLC (dba PEC-Veriforce)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.25%	5/14/2025	—	(6)	(15)	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(23)	First lien senior secured loan	L + 5.50%	12/20/2024	13,133	12,944	12,871	1.2%
Zenith Energy U.S. Logistics Holdings, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	1/9/2021	—	(136)	—	—%
				27,134	26,692	26,286	2.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(8)(23)	First lien senior secured loan	L + 5.75%	7/2/2024	19,059	18,805	18,202	1.6%
AmSpec Services Inc.(8)(15)(22)(23)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	2,412	2,384	2,302	0.2%
Cardinal US Holdings, Inc.(6)(20)(23)	First lien senior secured loan	L + 5.00%	7/31/2023	30,880	30,573	30,262	2.7%
DMT Solutions Global Corporation(9)(23)	First lien senior secured loan	L + 7.00%	7/2/2024	9,447	9,174	9,046	0.8%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(20)(23)	First lien senior secured loan	L + 7.00%	6/15/2025	26,427	26,035	25,633	2.3%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(15)(20)(22)(23)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	859	827	808	0.1%
Gerson Lehrman Group, Inc.(10)(23)	First lien senior secured loan	L + 4.25%	12/12/2024	28,862	28,639	28,501	2.6%
Gerson Lehrman Group, Inc.(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	1,274	1,259	1,249	0.1%
				119,220	117,696	116,003	10.4%
Specialty retail
BIG Buyer, LLC(9)(22)(23)	First lien senior secured loan	L + 6.50%	11/20/2023	16,735	16,449	16,066	1.4%
BIG Buyer, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	—	(57)	(84)	—%
BIG Buyer, LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	417	390	367	—%
EW Holdco, LLC (dba European Wax)(6)(23)	First lien senior secured loan	L + 5.50%	9/25/2024	32,108	31,821	30,823	2.8%
Galls, LLC(8)(23)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,213	17,033	16,352	1.5%
Galls, LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.25%	1/31/2024	2,788	2,755	2,616	0.2%
				69,261	68,391	66,140	5.9%
Telecommunications
DB Datacenter Holdings Inc.(6)(23)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,696	6,671	0.6%
				6,773	6,696	6,671	0.6%
Transportation
Lazer Spot G B Holdings, Inc.(9)(23)	First lien senior secured loan	L + 6.00%	12/9/2025	37,344	36,746	36,597	3.3%
Lazer Spot G B Holdings, Inc.(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	2,708	2,661	2,646	0.2%
Lazer Spot G B Holdings, Inc.(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	3,017	2,899	2,866	0.3%
Lytx, Inc.(6)(23)	First lien senior secured loan	L + 6.00%	2/28/2026	17,961	17,701	17,377	1.6%
Lytx, Inc.(6)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	1,562	1,496	1,358	0.1%
Motus, LLC and Runzheimer International LLC(8)(18)(23)	First lien senior secured loan	L + 6.04%	1/17/2024	6,349	6,246	6,302	0.6%
				68,941	67,749	67,146	6.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Total Debt Investments				$1,738,073	$1,710,860	$1,656,838	149.1%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(23)(26)	LLC Interest	N/A	N/A	54	54	10	—%
H-Food Holdings, LLC(23)(26)	LLC Interest	N/A	N/A	1,625	1,625	1,547	0.1%
				1,679	1,679	1,557	0.1
Insurance
Norvax, LLC (dba GoHealth)(23)(26)	LLC Interest	N/A	N/A	1,818	1,818	2,273	0.2%
				1,818	1,818	2,273	0.2%
Manufacturing
Moore Holdings(20)(23)(26)(27)	LLC Interest	N/A	N/A	10,607	19,127	18,983	1.7%
				10,607	19,127	18,983	1.7%
Total Equity Investments				$14,104	$22,624	$22,813	2.0%
Total Investments				$1,752,177	$1,733,484	$1,679,651	151.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2020 was 0.16%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2020 was 0.23%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2020 was 0.30%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2020 was 0.37%.
(10)	The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2020 was 0.55%.
(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2020 was 0.52%.
(12)	The interest rate on these loans is subject to Prime, which as of June 30, 2020 was 3.25%.
(13)	The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2020 was (0.31)%.
(14)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2020 was 0.29%.
(15)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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

(19)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.5 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first-out’ tranche and the Term Loan B

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

represents a ‘last-out’ tranche. The ‘first-out’ tranche has priority as to the ‘last-out’ tranche with respect to payments of principal, interest and any amounts due thereunder.
(20)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2020, non-qualifying assets represented 6.3% of total assets as calculated in accordance with the regulatory requirements.

(21)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 6 “Debt.”
(22)	Investment is not pledged as collateral for the credit facilities.
(23)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  See Note 3 “Agreements and Related Party Transactions.”

(24)	Level 2 investment.
(25)	Investment does not contain a variable rate structure.
(26)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $22.8 million, or 2.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Moore Holdings, LLC	LLC Interest	January 16, 2020
Norvax, LLC (dba GoHealth)	LLC Interest	March 23, 2020
(27)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $1.5 million as of June 30, 2020.
(28)	Loan was on non-accrual status as of June 30, 2020.
(29)

As of June 30, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $56.3 million based on a tax cost basis of $1.7 billion. As of June 30, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $59.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $2.9 million.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$19,957	$11,340	$41,074	$19,604
Net change in unrealized gain (loss)	38,445	1,994	(52,184)	7,235
Net realized gain (loss)	2	(27)	110	206
Net Increase (Decrease) in Net Assets Resulting from Operations	58,404	13,307	(11,000)	27,045
Distributions
Distributions declared from earnings(1)	(21,332)	(11,455)	(42,228)	(20,574)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(21,332)	(11,455)	(42,228)	(20,574)
Capital Share Transactions
Issuance of shares of common stock	42,492	113,160	205,139	237,621
Reinvestment of shareholders' distributions	9,534	4,938	17,931	8,810
Repurchased shares	(17,300)	(1,995)	(17,300)	(1,995)
Net Increase in Net Assets Resulting from Capital Share Transactions	34,726	116,103	205,770	244,436
Total Increase in Net Assets	71,798	117,955	152,542	250,907
Net Assets, at beginning of period	1,038,023	571,162	957,279	438,210
Net Assets, at end of period	$1,109,821	$689,117	$1,109,821	$689,117

________________

(1)	For the three and six months ended June 30, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(11,000)	$27,045
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(418,918)	(459,501)
Proceeds from investments and investment repayments, net	134,512	89,675
Net change in unrealized (gain) loss on investments	52,211	(7,260)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(27)	25
Net realized (gain) loss on investments	(122)	(210)
Net realized (gain) loss on foreign currency transactions relating to investments	1	25
Paid-in-kind interest	(2,014)	(842)
Net amortization of discount on investments	(3,937)	(2,015)
Amortization of debt issuance costs	3,906	862
Amortization of offering costs	1,438	1,999
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	695	(2,505)
(Increase) decrease in receivable for investments sold	2,309	—
(Increase) decrease in prepaid expenses and other assets	(1,606)	(1,936)
Increase (decrease) in payable for investments purchased	25,288	15,832
Increase (decrease) in payables to affiliates	(5,906)	748
Increase (decrease) in accrued expenses and other liabilities	(215)	1
Net cash used in operating activities	(223,385)	(338,057)
Cash Flows from Financing Activities
Borrowings on debt	199,300	218,776
Repayments of debt	(166,300)	(82,684)
Debt issuance costs	(2,662)	(3,846)
Proceeds from issuance of common shares	205,139	237,621
Distributions paid to shareholders	(21,261)	(11,764)
Repurchased shares	(17,300)	(1,995)
Net cash provided by financing activities	196,916	356,108
Net increase (decrease) in cash	(26,469)	18,051
Cash, beginning of period	73,117	20,903
Cash, end of period	$46,648	$38,954

Supplemental and Non-Cash Information
Interest paid during the period	$16,142	$8,760
Distributions declared during the period	$42,228	$20,574
Reinvestment of distributions during the period	$17,931	$8,810

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

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, the Company commenced a follow-on offering for up to 160,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through June 30, 2020, the Company has issued 127,233,697 shares of its common stock for gross proceeds of approximately $1.2 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of August 11, 2020, the Company has issued 130,281,521 shares of its common stock and has raised total gross proceeds of approximately $1.2 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and six months ended June 30, 2020, PIK interest earned was $1.7 million and $2.1 million, representing approximately 5.0% and less than 5% of investment income, respectively. For the three and six months ended June 30, 2019, PIK interest earned was less than 5% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Note 3. Agreements and Related Party Transactions

As of June 30, 2020, the Company had payables to affiliates of $1.3 million, primarily comprised of $6.3 million of management fees (net of waivers) pursuant to the Investment Advisory Agreement and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $5.8 million of Expense Support pursuant to the Expense Support Agreement.

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

For the three and six months ended June 30, 2020, the Company incurred expenses of approximately $0.5 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2019, the Company incurred expenses of approximately $0.3 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

On February 19, 2020, the Board approved the continuation of the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

For the three and six months ended June 30, 2020, the Company incurred management fees (net of waivers) of approximately $6.3 million and $12.1 million, respectively. For the three and six months ended June 30, 2019, the Company incurred management fees (net of waivers) of approximately $3.9 million and $7.0 million, respectively.

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

For the three months ended June 30, 2020, the Company did not incur net investment income based incentive fees (net of waivers), and for the six months ended June 30, 2020, the Company incurred net investment income based incentive fees (net of waivers) of $2.2 million. For the three and six months ended June 30, 2019, the Company incurred net investment income based incentive fees (net of waivers) of $2.0 million and $3.6 million, respectively.

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

For the three months ended June 30, 2020, the Company did not incur capital gains based incentive fees (net of waivers), and for the six months ended June 30, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $124 thousand. For the three and six months ended June 30, 2019, the Company accrued capital gains based incentive fees (net of waivers) of $0.4 million and $0.9 million, respectively.

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

For the three and six months ended June 30, 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.8 million and $1.2 million, respectively. For the three and six months ended June 30, 2019, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.7 million and $1.7 million, respectively.

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

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, Owl Rock Capital Corporation III, a BDC advised by ORDA and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Capital Corporation, Owl Rock Technology Finance Corp., Owl Rock Capital Corporation III and/or other portfolio funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

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

As of June 30, 2020, the amount of Expense Support Payments provided by the Adviser since inception is $25.0 million. During the three and six months ended June 30, 2020 and 2019, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	5,794	7.4%	June 30, 2023	0.70%
Total	$25,010	$1,319	$23,691

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,397,862	$1,357,703	$1,192,787	$1,191,620
Second-lien senior secured debt investments	312,503	298,640	248,541	248,196
Unsecured debt investments	495	495	—	—
Equity investments	22,624	22,813	1,679	1,710
Total Investments	$1,733,484	$1,679,651	$1,443,007	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Advertising and media	2.3%	3.0%
Aerospace and defense	5.1	5.9
Automotive	1.5	1.6
Buildings and real estate	4.1	5.6
Business services	5.1	6.4
Chemicals	2.3	2.8
Consumer products	4.1	1.4
Containers and packaging	1.6	1.9
Distribution	5.2	5.4
Education	3.8	4.3
Energy equipment and services	0.1	0.1
Financial services	1.8	2.1
Food and beverage	4.5	5.5
Healthcare providers and services	7.9	7.9
Healthcare technology	5.6	5.2
Household products	1.4	1.7
Infrastructure and environmental services	0.8	1.0
Insurance	9.6	7.4
Internet software and services	10.3	7.3
Leisure and entertainment	1.6	1.9
Manufacturing	4.5	3.9
Oil and gas	1.6	2.0
Professional services	6.9	7.8
Specialty retail	3.9	4.2
Telecommunications	0.4	0.5
Transportation	4.0	3.2
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
United States:
Midwest	20.7%	19.8%
Northeast	13.8	16.1
South	40.9	43.3
West	18.1	16.3
Belgium	1.8	2.2
Canada	1.5	0.5
Israel	0.7	—
United Kingdom	2.5	1.8
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2020 and December 31, 2019:

	Fair Value Hierarchy as of June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$76,129	$1,281,574	$1,357,703
Second-lien senior secured debt investments	—	16,136	282,504	298,640
Unsecured debt investments	—	—	495	495
Equity investments	—	—	22,813	22,813
Total Investments	$—	$92,265	$1,587,386	$1,679,651

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$51,673	$1,139,947	$1,191,620
Second-lien senior secured debt investments	—	10,115	238,081	248,196
Unsecured debt investments	—	—	1,710	1,710
Total Investments	$—	$61,788	$1,379,738	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2020 and 2019:

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,292,494	$276,207	$—	$20,236	$1,588,937
Purchases of investments, net	40,288	—	495	143	40,926
Payment-in-kind	1,642	—	—	—	1,642
Proceeds from investments, net	(50,736)	—	—	—	(50,736)
Net change in unrealized gain (loss)	23,587	6,165	—	2,434	32,186
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	1,232	132	—	—	1,364
Transfers into (out of) Level 3(1)	(26,933)	—	—	—	(26,933)
Fair value, end of period	$1,281,574	$282,504	$495	$22,813	$1,587,386

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended June 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,139,947	$238,081	$—	$1,710	$1,379,738
Purchases of investments, net	279,550	62,782	495	20,945	363,772
Payment-in-kind	2,014	—	—	—	2,014
Proceeds from investments, net	(106,393)	(5,200)	—	—	(111,593)
Net change in unrealized gain (loss) on investments	(36,280)	(13,483)	—	158	(49,605)
Net realized gain (loss) on investments	51	—	—	—	51
Net amortization of discount on investments	2,685	324	—	—	3,009
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,281,574	$282,504	$495	$22,813	$1,587,386

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$716,034	$123,761	$1,840	$841,635
Purchases of investments, net(2)	174,796	50,327	509	225,632
Proceeds from investments, net	(55,045)	(1,300)	—	(56,345)
Net change in unrealized gain (loss)	505	741	10	1,256
Net realized gains (losses)	—	—	—	—
Net amortization of discount on investments	1,312	70	—	1,382
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$837,602	$173,599	$2,359	$1,013,560

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include PIK.

	As of and for the Six Months Ended June 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	349,559	65,750	509	415,818
Proceeds from investments, net	(81,085)	(1,300)	—	(82,385)
Net change in unrealized gain (loss) on investments	2,549	1,307	195	4,051
Net realized gain (loss) on investments	22	—	—	22
Net amortization of discount on investments	1,846	125	—	1,971
Transfers into (out of) Level 3(1)	(23,065)	—	—	(23,065)
Fair value, end of period	$837,602	$173,599	$2,359	$1,013,560

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include PIK.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$23,093	$2,543
Second-lien senior secured debt investments	6,165	1,307
Equity investments	2,434	195
Total Investments	$31,692	$4,045

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2019 on Investments Held at June 30, 2019
First-lien senior secured debt investments	$(36,524)	$2,549
Second-lien senior secured debt investments	(13,473)	1,307
Equity investments	158	195
Total Investments	$(49,839)	$4,051

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$16,795	Recent Transaction	Transaction Price	75.0% - 97.0% (96.8%)	Increase
	1,264,779	Yield Analysis	Market Yield	5.4% - 22.3% (9.5%)	Decrease
Second-lien senior secured debt investments(1)	$273,302	Yield Analysis	Market Yield	9.2% - 22.1% (12.1%)	Decrease
Unsecured debt investments	$495	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Equity investments	$22,813	Market Approach	EBITDA Multiple	3.6x - 11.5 (4.6x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $9,202, which the Company valued using indicative bid prices obtained from brokers

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$199,302	Recent Transaction	Transaction Price	97.5% - 99.6% (98.3%)	Increase
	916,410	Yield Analysis	Market Yield	5.4%-13.2% (8.9%)	Decrease
Second-lien senior secured debt investments	$5,366	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
	232,715	Yield Analysis	Market Yield	9.2%-14.7% (11.2%)	Decrease
Equity investments	$1,710	Market Approach	EBITDA Multiple	6.8x - 11.8x (11.6x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,235, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$296,042	296,042	$259,932	259,932
SPV Asset Facility II	(2,442)	(2,442)	—	—
2024 Notes	295,684	304,500	295,293	295,293
Promissory Note	—	—	—	—
Total Debt	$589,284	$598,100	$555,225	$555,225

________________

(1)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $2.5 million, $2.4 million and $4.3 million, respectively.

(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Level 1	$—	—
Level 2	—	—
Level 3	598,100	555,225
Total Debt	$598,100	$555,225

Financial Instruments Not Carried at Fair Value

As of June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 277% and 269% as of June 30, 2020 and December 31, 2019, respectively.

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$298,487	$101,513	$296,042
SPV Asset Facility II	200,000	—	200,000	(2,442)
2024 Notes	300,000	300,000	—	295,684
Promissory Note	50,000	—	50,000	—
Total Debt	$950,000	$598,487	$351,513	$589,284
________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $2.5 million, $2.4 million and $4.3 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$7,345	$4,846	$15,927	$9,475
Amortization of debt issuance costs	3,080	530	3,906	862
Total Interest Expense	$10,425	$5,376	$19,833	$10,337
Average interest rate	3.9%	4.9%	4.1%	5.0%
Average daily borrowings	$639,747	$385,681	$604,778	$372,212

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$754	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	1,500	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	687	687
Amspec Services Inc.	First lien senior secured revolving loan	49	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	487	852
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	988	—
Associations, Inc.	First lien senior secured delayed draw term loan	1,451	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	833	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
ConnectWise, LLC	First lien senior secured revolving loan	3,611	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	1,322

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,103	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	476	2,400
Galls, LLC	First lien senior secured revolving loan	648	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	859	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	469	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	765	2,039
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,580	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	8,100	8,100
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	418	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,519	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,694	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,200	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	1,056	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	4,524	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	121	686
Litera Bidco LLC	First lien senior secured revolving loan	—	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	—
Lytx, Inc.	First lien senior secured revolving loan	—	93
Manna Development Group, LLC	First lien senior secured revolving loan	146	531

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	—	1,071
Nelipak Holding Company	First lien senior secured revolving loan	527	832
Nelipak Holding Company	First lien senior secured revolving loan	—	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	1,327
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,868	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	15,319	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	171	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,179	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	520	387
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	598	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	4,575	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	565	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13	1,989
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	15,000	—
Total Unfunded Portfolio Company Commitments		$132,219	$146,793

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $11.3 million for the period from October 15, 2015 (Inception) to June 30, 2020, of which $11.3 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2020, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,039,140	$43,165	12,477,078	$115,346
Reinvestment of distributions	1,136,350	9,534	544,509	4,938
Repurchased Shares	(2,062,645)	(17,300)	(219,982)	(1,995)
Total shares/gross proceeds	4,112,845	35,399	12,801,605	118,289
Sales load	—	(673)	—	(2,186)
Total shares/net proceeds	4,112,845	$34,726	12,801,605	$116,103

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	23,231,938	$207,761	26,263,005	$242,787
Reinvestment of distributions	2,066,719	17,931	973,642	8,810
Repurchased Shares	(2,062,645)	(17,300)	(219,982)	(1,995)
Total shares/gross proceeds	23,236,012	208,392	27,016,665	249,602
Sales load	—	(2,622)	—	(5,166)
Total shares/net proceeds	23,236,012	$205,770	27,016,665	$244,436

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	$0.17	$21,332
Total	$0.35	$42,228

The following table presents cash distributions per share that were declared during the six months ended June 30, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	$0.17	$11,455
Total	$0.34	$20,574

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Through June 30, 2020, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.34	$41,074	97.2%
Net realized gain (loss) on investments(1)	—	110	0.3
Distributions in excess of net investment income	0.01	1,044	2.5
Total	$0.35	$42,228	100.0%

________________

(1) The per share amount rounds to less than $0.01 per share.

	Six Months Ended June 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33	$19,604	95.3%
Net realized gain (loss) on investments(1)	—	206	1.0
Distributions in excess of net investment income	0.01	764	3.7
Total	$0.34	$20,574	100.0%

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

On May 26, 2020, the Company conducted a tender offer to repurchase up to $16.3 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.60 per share (which reflects the net offering price per share in effect as of June 24, 2020). The offer expired on June 22, 2020, with approximately 600,204 shares purchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations	$58,404	$13,307	$(11,000)	$27,045
Weighted average shares of common stock outstanding—basic and diluted	127,528,621	69,110,851	122,140,484	62,240,308
Earnings per common share-basic and diluted	$0.46	$0.19	$(0.09)	$0.43

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

For the three and six months ended June 30, 2020 and 2019, the Company did not record expenses for U.S. federal excise tax.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, at beginning of period	$9.03	$8.97
Results of operations:
Net investment income(1)	0.34	0.31
Net realized and unrealized gain (loss)(5)	(0.43)	0.14
Net increase (decrease) in net assets resulting from operations	$(0.09)	0.45
Shareholder distributions:
Distributions from net investment income(2)	(0.34)	(0.33)
Distributions from net realized gains(2)(8)	—	—
Distributions in excess of net investment income(2)	(0.01)	(0.01)
Net increase (decrease) in net assets from shareholders' distributions	$(0.35)	(0.34)
Capital share transactions:
Issuance of common stock above net asset value(8)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.59	$9.08

Total Return(3)(6)	(1.0)%	3.7%

Ratios(7)
Ratio of net expenses to average net assets(4)	5.2%	8.1%
Ratio of net investment income to average net assets	7.9%	6.9%
Portfolio turnover rate	7.2%	9.0%

Supplemental Data
Weighted-average shares outstanding	122,140,484	62,240,308
Shares outstanding, end of period	129,270,802	75,877,365
Net assets, end of period	$1,109,821	$689,117

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2020 and 2019, the total operating expenses to average net assets were 7.6% and 10.0%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers. Past performance is not a guarantee of future results.

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

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through June 30, 2020, we have issued 127,233,697 shares of our common stock for gross proceeds of approximately $1.2 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of August 11, 2020, we have issued 130,281,521 shares of our common stock and have raised total gross proceeds of approximately $1.2 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.”

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation, Owl Rock Technology Finance Corp. and Owl Rock Capital Corporation III, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we may, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain other funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Owl Rock Advisors’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Adviser or its affiliates that could avail themselves of exemptive relief.

We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:

•	the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•	source of income limitations;
•	asset diversification requirements; and
•	the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. While several countries, as well as certain states in the United States, have begun to lift travel restrictions, business closures and other quarantine measures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers, and deferred capital expenditures, which could impair their business on a permanent basis, and we expect that additional portfolio companies may take similar actions.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook. We have executed amendments to our loan documents which provide covenant modifications or additional liquidity, sometimes by allowing a portion of our loan to be paid in PIK rather than cash and in connection with these amendments we may receive increased economics. Any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which could result in an increase in percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

During the three months ended June 30, 2020, we experienced a decrease in originations, which reflects the lower levels of private equity deal activity in that time period. For the three months ending September 30, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2020, our Adviser and its affiliates have originated $22.0 billion aggregate principal amount of investments, of which $20.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in companies with a loan-to-value ratio of 50% or below.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our Shareholders. These investments may include high-yield bonds and broadly-syndicated loans. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

As of June 30, 2020, our average investment size in each of our portfolio companies was approximately $17.5 million based on fair value. As of June 30, 2020, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 95.9% of our total portfolio based on fair value, had weighted average annual revenue of $527 million and weighted average annual EBITDA of $118 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2020, 96.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2020, the amount of Expense Support payments provided by our Adviser since inception is $25.0 million.

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

Portfolio and Investment Activity

As of June 30, 2020, based on fair value, our portfolio consisted of 80.8% first lien senior secured debt investments (of which 38% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 17.8% second-lien senior secured debt investments, less than 0.1% unsecured notes and 1.4% equity investments.

As of June 30, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.4% and 7.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.5% and 7.3%, respectively.

As of June 30, 2020 we had investments in 96 portfolio companies with an aggregate fair value of $1.7 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended June 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended June 30,
	2020	2019
New investment commitments
Gross originations	$64,040	$273,636
Less: Sell downs	(16,500)	—
Total new investment commitments	$47,540	$273,636
Principal amount of investment funded:
First-lien senior secured debt investments	$40,950	$168,187
Second-lien senior secured debt investments	515	60,567
Unsecured debt investments	500	—
Equity investments	—	509
Total principal amount of investments funded	$41,965	$229,263
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(21,142)	$(47,724)
Second-lien senior secured debt investments	—	(1,300)
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(21,142)	$(49,024)
Number of new investment commitments in new portfolio companies(1)	3	14
Average new investment commitment amount	$13,983	$12,035
Weighted average term for new investment commitments (in years)	5.5	6.1
Percentage of new debt investment commitments at floating rates	69.9%	100.0%
Percentage of new debt investment commitments at fixed rates	30.1%	0.0%
Weighted average interest rate of new investment commitments(2)	8.0%	8.3%
Weighted average spread over LIBOR of new floating rate investment commitments	7.5%	5.9%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.30% and 2.32% as of June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, our investments consisted of the following:

	June 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,397,862	$1,357,703	(1)	$1,192,787	$1,191,620	(2)
Second-lien senior secured debt investments	312,503	298,640		248,541	248,196
Unsecured debt investments	495	495		—	—
Equity investments	22,624	22,813		1,679	1,710
Total Investments	$1,733,484	$1,679,651		$1,443,007	$1,441,526

________________

(1)	38% of which we consider unitranche loans.
(2)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Advertising and media	2.3%	3.0%
Aerospace and defense	5.1	5.9
Automotive	1.5	1.6
Buildings and real estate	4.1	5.6
Business services	5.1	6.4
Chemicals	2.3	2.8
Consumer products	4.1	1.4
Containers and packaging	1.6	1.9
Distribution	5.2	5.4
Education	3.8	4.3
Energy equipment and services	0.1	0.1
Financial services	1.8	2.1
Food and beverage	4.5	5.5
Healthcare providers and services	7.9	7.9
Healthcare technology	5.6	5.2
Household products	1.4	1.7
Infrastructure and environmental services	0.8	1.0
Insurance	9.6	7.4
Internet software and services	10.3	7.3
Leisure and entertainment	1.6	1.9
Manufacturing	4.5	3.9
Oil and gas	1.6	2.0
Professional services	6.9	7.8
Specialty retail	3.9	4.2
Telecommunications	0.4	0.5
Transportation	4.0	3.2
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
United States:
Midwest	20.7%	19.8%
Northeast	13.8	16.1
South	40.9	43.3
West	18.1	16.3
Belgium	1.8	2.2
Canada	1.5	0.5
Israel	0.7	—
United Kingdom	2.5	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average total yield of portfolio	7.4%	8.4%
Weighted average total yield of accruing debt and income producing securities	7.5%	8.4%
Weighted average interest rate of accruing debt securities	7.0%	7.9%
Weighted average spread over LIBOR of all accruing floating rate investments	6.1%	6.1%

The weighted average yield of our accruing debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$168,910	10.1%	$97,002	6.7%
2	1,324,755	78.9	1,296,613	90.0
3	112,994	6.7	47,911	3.3
4	72,992	4.3	—	—
5	—	—	—	—
Total	$1,679,651	100.0%	$1,441,526	100.0%

The increase in investments rated by our Adviser as a 3 and 4 as of June 30, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,679,381	98.2%	$1,441,328	100.0%
Non-accrual	31,479	1.8	—	—
Total	$1,710,860	100.0%	$1,441,328	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Total Investment Income	$33,564	$23,499	$67,872	$42,427
Less: Net Operating Expenses	13,607	12,159	26,798	22,823
Net Investment Income (Loss)	19,957	11,340	41,074	19,604
Net realized gain (loss)	2	(27)	110	206
Net change in unrealized gain (loss)	38,445	1,994	(52,184)	7,235
Net Increase (Decrease) in Net Assets Resulting from Operations	$58,404	$13,307	$(11,000)	$27,045

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest income from investments	$32,697	$23,157	$66,396	$41,753
Dividend income	307	—	307	—
Other income	560	342	1,169	674
Total investment income	$33,564	$23,499	$67,872	$42,427

For the Three Months Ended June 30, 2020 and 2019

Investment income increased to $33.6 million for the three months ended June 30, 2020 from $23.5 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $1.1 billion as of June 30, 2019 to $1.8 billion as of June 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.7% as of June 30, 2019 to 7.2% as of June 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased, which is attributed to the decreased repayment activity in the current period, to $0.5 million from $1.3 million, for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, PIK income represented approximately 5.0% of investment income. For the three months ended June 30, 2019  payment-in-kind income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the Six Months Ended June 30, 2020 and 2019

Investment income increased to $67.9 million for the six months ended June 30, 2020 from $42.4 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $1.1 billion as of June 30, 2019 to $1.8 billion as of June 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.7% as of June 30, 2019 to 7.2% as of June 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $2.2 million and $1.4 million, for the six months ended June 30, 2020 and 2019, respectively. For both the six months ended June 30, 2020 and 2019, PIK income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Offering costs	$762	$900	$1,438	$1,999
Interest expense	10,425	5,376	19,833	10,337
Management fee	6,276	4,500	12,633	8,156
Performance based incentive fees	—	2,795	2,028	5,092
Professional fees	988	786	1,914	1,476
Directors' fees	252	153	508	302
Other general and administrative	698	417	1,331	873
Total operating expenses	$19,401	$14,927	$39,685	$28,235
Management and incentive fees waived	—	(992)	(506)	(1,801)
Expense Support	(5,794)	(1,776)	(12,381)	(3,611)
Net operating expenses	$13,607	$12,159	$26,798	$22,823

For the Three Months Ended June 30, 2020 and 2019

Net operating expenses increased to $13.6 million for the three months ended June 30, 2020 from $12.2 million for the same period ended June 30, 2019 primarily due to increases in interest expense and management fees, which were partially offset by a decrease in performance based incentive fees. The increase in interest expense of $5.0 million was driven by an increase in average daily borrowings to $640 million from $386 million period over period. The increase in management fees (gross of waivers) of $1.8 million is due to an increase in gross assets driven by an increase in investments. The decrease in performance based incentive fees of $2.8 million is due to a decrease in pre-incentive fee net investment income.

For the Six Months Ended June 30, 2020 and 2019

Net operating expenses increased to $26.8 million for the six months ended June 30, 2020 from $22.8 million for the same period ended June 30, 2019 primarily due to increases in interest expense and management fees, which were partially offset by a decrease in performance based incentive fees. The increase in interest expense of $9.5 million was driven by an increase in average daily borrowings to $605 million from $372 million period over period. The increase in management fees (gross of waivers) of $4.5 million is due to an increase in gross assets driven by an increase in investments. The decrease in performance based incentive fees of $3.1 million is due to a decrease in pre-incentive fee net investment income.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2020 and 2019, net unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net change in unrealized gain on investments	$45,130	$2,728	$2,970	$8,247
Net change in unrealized loss on investments	(6,889)	(747)	$(55,181)	(987)
Translation of assets and liabilities in foreign currencies	204	13	27	(25)
Net change in unrealized gain (loss)	$38,445	$1,994	$(52,184)	$7,235

For the Three Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2020. As of June 30, 2020, the fair value of our debt investments as a percentage of principal was 95.3% as compared to 93.3% as of March 31, 2020. The primary driver of our portfolio’s net unrealized gains for the three months ended June 30, 2020 was due improved market conditions and tightening of credit spreads as business began to reopen and the government provided fiscal stimulus to support the economy. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Dealer Tire, LLC	$3,684
H-Food Holdings, LLC	2,174
Norvax, LLC (dba GoHealth)	1,834
Moore Holdings	1,756
Geodigm Corporation (dba National Dentex)	1,427
WU Holdco, Inc. (dba Weiman Products, LLC)	1,354
KS Management Services, L.L.C.	1,348
Informatica LLC (fka Informatica Corporation)	1,290
ConnectWise, LLC	1,193
Remaining portfolio companies	24,128
Swipe Acquisition Corporation (dba PLI)	(1,947)
Net unrealized gain (loss) on investments	$38,241

For the Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of June 30, 2020, the fair value of our debt investments as a percentage of principal was 95.3% as compared to 98.2% as of December 31, 2019. The primary driver of our portfolio’s net unrealized loss for the six months ended June 30, 2020 was due to current market conditions and credit spreads widening. See “COVID-19 Developments”

for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Aviation Solutions Midco, LLC (dba STS Aviation)	$(4,908)
Swipe Acquisition Corporation (dba PLI)	(3,377)
CIBT Global, Inc.	(2,817)
Valence Surface Technologies LLC	(2,743)
Innovative Water Care Global Corporation	(2,071)
Severin Acquisition, LLC (dba PowerSchool)	(1,545)
Entertainment Benefits Group, LLC	(1,523)
HGH Purchaser, Inc. (dba Horizon Services)	(1,517)
Blackhawk Network Holdings, Inc.	(1,418)
Geodigm Corporation (dba National Dentex)	(1,392)
Remaining portfolio companies	(28,900)
Net unrealized gain (loss) on investments	$(52,211)

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2020 and 2019 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net realized gain (loss) on investments	$—	$—	$122	$210
Net realized gain (loss) on foreign currency transactions	2	(27)	(12)	(4)
Net realized gain (loss)	$2	$(27)	$110	$206

Realized Gross Internal Rate of Return

Since we began investing in 2017 through June 30, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.4% (based on total capital invested of $316.4 million and total proceeds from these exited investments of $346.9 million). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above and does not reflect any unrealized gains or losses in our portfolio.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2020 and December 31, 2019, our asset coverage ratios were 277% and 269%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2020 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2020, we had $46.6 million in cash. During the six months ended June 30, 2020, we used $223.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $418.9 million, partially offset by sell downs and repayments of portfolio investments of $134.5 million, and other operating activity of $61.0 million. Lastly, cash provided by financing activities was $196.9 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $33.0 million and proceeds from the issuance of shares of $205.1 million, partially offset by distributions paid of $21.2 million, debt issuance costs of $2.7 million and repurchased shares of $17.3 million.

As of June 30, 2019, we had $39.0 million in cash. During the six months ended June 30, 2019, we used $338.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $459.5 million, partially offset by sell downs and repayments of portfolio investments of $89.7 million, and other operating activity of $31.7 million. Lastly, cash provided by financing activities was $356.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $136.1 million and proceeds from the issuance of shares of $237.6 million, partially offset by distributions paid of $11.8 million, repurchased shares of $2.0 million and debt issuance costs of $3.8 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	5,039,140	$43,165	12,477,078	$115,346
Reinvestment of distributions	1,136,350	9,534	544,509	4,938
Repurchased Shares	(2,062,645)	(17,300)	(219,982)	(1,995)
Total shares/gross proceeds	4,112,845	35,399	12,801,605	118,289
Sales load	—	(673)	—	(2,186)
Total shares/net proceeds	4,112,845	$34,726	12,801,605	$116,103

The following table summarizes transactions with respect to shares of our common stock during the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	23,231,938	$207,761	26,263,005	$242,787
Reinvestment of distributions	2,066,719	17,931	973,642	8,810
Repurchased Shares	(2,062,645)	(17,300)	(219,982)	(1,995)
Total shares/gross proceeds	23,236,012	208,392	27,016,665	249,602
Sales load	—	(2,622)	—	(5,166)
Total shares/net proceeds	23,236,012	$205,770	27,016,665	$244,436

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	$0.17	$21,332
Total	$0.35	$42,228

The following table presents cash distributions per share that were declared during the six months ended June 30, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	$0.17	$11,455
Total	$0.34	$20,574

On February 27, 2019, our Board declared regular weekly distributions for April 2019 through June 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On May 8, 2019, our Board declared regular weekly distributions for July 2019 through September 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On February 19, 2020, our Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On May 5, 2020, our Board declared regular weekly distributions for July 2020 through September 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through June 30, 2020, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.34	$41,074	97.2%
Net realized gain (loss) on investments(1)	—	110	0.3
Distributions in excess of net investment income	0.01	1,044	2.5
Total	$0.35	$42,228	100.0%

________________

(1) The per share amount rounds to less than $0.01 per share.

	Six Months Ended June 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33	$19,604	95.3%
Net realized gain (loss) on investments(1)	—	206	1.0
Distributions in excess of net investment income	0.01	764	3.7
Total	$0.34	$20,574	100.0%

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

On May 26, 2020, we conducted a tender offer to repurchase up to $16.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.60 per share (which reflects the net offering price per share in effect as of June 24, 2020). The offer expired on June 22, 2020, with approximately 600,204 shares purchased in connection with the repurchase offer

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to June 30, 2020 was 17.3% (without upfront sales load) and 11.4% (with maximum upfront sales load).  The following table presents cumulative total returns for the six months ended June 30, 2020, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	-1.0%	-1.3%	5.0%	N/A	5.3%	17.3%	11.4%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$298,487	$101,513	$296,042
SPV Asset Facility II	200,000	—	200,000	(2,442)
2024 Notes	300,000	300,000	—	295,684
Promissory Note	50,000	—	50,000	—
Total Debt	$950,000	$598,487	$351,513	$589,284

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $2.5 million, $2.4 million and $4.3 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$7,345	$4,846	$15,927	$9,475
Amortization of debt issuance costs	3,080	530	3,906	862
Total Interest Expense	$10,425	$5,376	$19,833	$10,337
Average interest rate	3.9%	4.9%	4.1%	5.0%
Average daily borrowings	$639,747	$385,681	$604,778	$372,212

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2020 and the fiscal years ended December 31, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
June 30, 2020 (unaudited)	$—	$2,775	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
June 30, 2020 (unaudited)	$298.5	$2,775	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
June 30, 2020 (unaudited)	$—	$2,775	—	N/A
2024 Notes
June 30, 2020 (unaudited)	$300.0	$2,775	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

SPV Asset Facility I

On December 1, 2017 (the “SPV Asset Facility I Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian.  On July 31, 2018, the parties to the SPV Asset Facility I amended the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 1”) to increase the maximum principal amount of the SPV Asset Facility I, extend the reinvestment period and scheduled maturity of the SPV Asset Facility I, reduce the spread over LIBOR payable on the drawn amount of the SPV Asset Facility I and make certain other changes relating to the calculation of the borrowing base, the fees payable to Goldman Sachs Bank USA as Administrative Agent and the potential syndication of the SPV Asset Facility I.  On March 11, 2019, the parties to the SPV Asset Facility I amended and restated the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 2”) to establish and modify certain lender and Administration Agent consent rights, increase the maximum principal amount of the SPV Asset Facility I and add new lenders.  On April 29, 2019, the parties to the SPV Asset Facility I amended and restated the SPV Asset Facility I and the related transaction documents (the “SPV Facility I Amendment No. 3”) to increase the maximum principal amount of the SPV Asset Facility I and make certain other changes, including dividing the loans under the SPV Asset Facility I into two separate Classes, Class A and Class B. The terms of the two classes of loans are generally the same, for example they have the same interest rate and maturity date but differ with respect to certain make-whole payments, minimum spread payments, unused commitment fees, consent rights and other terms.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$754	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	1,500	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	687	687
Amspec Services Inc.	First lien senior secured revolving loan	49	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	487	852
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	988	—
Associations, Inc.	First lien senior secured delayed draw term loan	1,451	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	833	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	3,750	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
ConnectWise, LLC	First lien senior secured revolving loan	3,611	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,103	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	476	2,400
Galls, LLC	First lien senior secured revolving loan	648	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	859	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	469	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	765	2,039
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,580	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	8,100	8,100
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	418	1,200

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,519	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,694	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,200	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	1,056	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	4,524	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	121	686
Litera Bidco LLC	First lien senior secured revolving loan	—	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	—
Lytx, Inc.	First lien senior secured revolving loan	—	93
Manna Development Group, LLC	First lien senior secured revolving loan	146	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	—	1,071
Nelipak Holding Company	First lien senior secured revolving loan	527	832
Nelipak Holding Company	First lien senior secured revolving loan	—	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	—	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	1,327
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,868	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	15,319	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	171	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	2,179	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	520	387

Portfolio Company	Investment	June 30, 2020	December 31, 2019
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	598	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	4,575	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	565	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	13	1,989
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	15,000	—
Total Unfunded Portfolio Company Commitments		$132,219	$146,793

We maintain sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding portfolio company unfunded commitments we are required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $11.3 million for the period from October 15, 2015 (Inception) to June 30, 2020, of which $11.3 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2020, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II, 2024 Notes and Promissory Note as of June 30, 2020, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$298,487	$—	$298,487	$—	$—
SPV Asset Facility II	—	—	—	—	—
2024 Notes	300,000	—	—	300,000	—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$598,487	$—	$298,487	$300,000	$—

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation, Owl Rock Capital Corporation III and Owl Rock Technology Finance Corp., in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions and pay the U.S. federal excise tax as described below.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2017 and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.

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

As of June 30, 2020, 96.7% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.78%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49.5	$9.0	$40.5
Up 200 basis points	$33.0	$6.0	$27.0
Up 100 basis points	$16.5	$3.0	$13.5
Up 50 basis points	$8.2	$1.5	$6.7
Down 25 basis points	$(0.9)	$(0.7)	$(0.2)
Down 50 basis points	$(1.0)	$(0.9)	$(0.1)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, “Item 1A. RISK FACTORS” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. While several countries, as well as certain states in the United States, have begun to lift shelter in place order and various business closures with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As of the date of this Quarterly Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above. We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

The market value of our common stock may fluctuate significantly.

The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;
•	loss of RIC tax treatment or business development company status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors;
•	loss of a major funding source; and
•	the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2020, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 2, 2020	December 31, 2019	336,695	$9.02
January 29, 2020	January 28, 2020	286,920	$9.03
February 26, 2020	February 25, 2020	306,754	$9.03
April 1, 2020	March 31, 2020	434,943	$8.30
April 29, 2020	April 28, 2020	349,691	$8.41
May 27, 2020	May 26, 2020	351,716	$8.48

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

On May 26, 2020, we conducted a tender offer to repurchase up to $16.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.60 per share (which reflects the net offering price per share in effect as of June 24, 2020). The offer expired on June 22, 2020, with approximately 600,204 shares purchased in connection with the repurchase offer.

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

10.1

Credit Agreement, dated as of April 14, 2020, among ORCC II Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as document custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on  April 16, 2020).

10.2

Sale and Contribution Agreement, dated as of April 14, 2020, between Owl Rock Capital Corporation II, as Seller and ORCC II Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on  April 16, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics

________________

*   Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: August 11, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 11, 2020	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer