Form 10-Q
period 2020-09-30
Owl Rock Capital Corp II
filed 2020-11-10
CIK 1655887

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of November 10, 2020, the registrant had 138,990,222 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $1,883,299 and $1,443,007, respectively)	$1,851,842	$1,441,526
Cash	61,782	73,117
Interest receivable	8,714	9,031
Receivable for investments sold	1,088	2,309
Subscription receivable	4,040	—
Prepaid expenses and other assets	2,764	2,294
Total Assets	$1,930,230	$1,528,277
Liabilities
Debt (net of deferred unamortized debt issuance costs of $8,609 and $10,447, respectively)	704,950	555,225
Distribution payable	—	5,266
Payable for investments purchased	26,537	—
Payables to affiliates	4,927	7,219
Accrued expenses and other liabilities	7,984	3,288
Total Liabilities	744,398	570,998
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 135,616,457 and 106,034,790 shares issued and outstanding, respectively	1,356	1,060
Additional paid-in-capital	1,219,745	959,247
Distributable earnings	(35,269)	(3,028)
Total Net Assets	1,185,832	957,279
Total Liabilities and Net Assets	$1,930,230	$1,528,277
Net Asset Value Per Share	$8.74	$9.03

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$32,195	$27,123	$98,591	$68,876
Dividend income	896	—	1,203	—
Other income	422	601	1,591	1,275
Total investment income from non-controlled, non-affiliated investments	33,513	27,724	101,385	70,151
Total Investment Income	33,513	27,724	101,385	70,151
Operating Expenses
Offering costs	563	919	2,001	2,918
Interest expense	6,765	6,704	26,598	17,041
Management fee	6,692	5,302	19,325	13,458
Performance based incentive fees	150	1,864	2,178	6,956
Professional fees	1,043	764	2,957	2,240
Directors' fees	206	162	714	464
Other general and administrative	604	514	1,935	1,387
Total Operating Expenses	16,023	16,229	55,708	44,464
Management and incentive fees waived (Note 3)	—	(991)	(506)	(2,792)
Expense support	(3,079)	(1,081)	(15,460)	(4,692)
Net Operating Expenses	12,944	14,157	39,742	36,980
Net Investment Income (Loss)	$20,569	$13,567	$61,643	$33,171
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$21,728	$(5,551)	$(30,483)	$1,709
Translation of assets and liabilities in foreign currencies	504	(354)	531	(379)
Total Net Change in Unrealized Gain (Loss)	22,232	(5,905)	(29,952)	1,330
Net realized gain (loss):
Non-controlled, non-affiliated investments	570	1,112	692	1,322
Foreign currency transactions	(105)	(4)	(117)	(8)
Total Net Realized Gain (Loss)	465	1,108	575	1,314
Total Net Realized and Change in Unrealized Gain (Loss)	22,697	(4,797)	(29,377)	2,644
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,266	$8,770	$32,266	$35,815
Earnings Per Share - Basic and Diluted	$0.32	$0.11	$0.26	$0.52
Weighted Average Shares Outstanding - Basic and Diluted	133,227,122	81,841,262	125,863,005	68,895,710

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(6)(24)	First lien senior secured loan	L + 4.25%	12/1/2025	$23,467	$23,285	$23,233	2.0%
Swipe Acquisition Corporation (dba PLI)(8)(23)(24)(29)	First lien senior secured loan	L + 8.00%	6/29/2024	19,297	19,034	11,964	1.0%
Swipe Acquisition Corporation (dba PLI)(6)(16)(18)(23)(24)(29)	First lien senior secured delayed draw term loan	L + 8.00%	11/13/2020	386	361	239	—%
				43,150	42,680	35,436	3.0%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(24)	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/6/2025	36,236	35,683	30,801	2.6%
Propulsion Acquisition, LLC (dba Belcan, Inc.)(8)	First lien senior secured loan	L + 6.00%	7/13/2021	27,225	27,114	26,545	2.2%
Valence Surface Technologies LLC(9)(24)	First lien senior secured loan	L + 5.75%	6/30/2025	24,688	24,382	22,343	1.9%
Valence Surface Technologies LLC(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	5,970	5,889	5,260	0.4%
Valence Surface Technologies LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2025	—	(30)	(238)	—%
				94,119	93,038	84,711	7.1%
Automotive
Mavis Tire Express Services Corp.(8)(23)(24)(25)	First lien senior secured loan	L + 3.25%	3/20/2025	129	121	122	—%
Mavis Tire Express Services Corp.(8)(24)	Second lien senior secured loan	L + 7.57%	3/20/2026	26,695	26,274	25,628	2.2%
Mavis Tire Express Services Corp.(16)(17)(18)(23)(24)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	—	(42)	—%
				26,824	26,395	25,708	2.2%
Buildings and real estate
Associations, Inc.(8)(24)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	28,416	28,178	28,133	2.5%
Associations, Inc.(8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	5,098	5,058	5,046	0.4%
Associations, Inc.(8)(23)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	1,000	992	985	0.1%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(9)(24)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	18,644	18,444	17,804	1.5%
Imperial Parking Canada(11)(24)	First lien senior secured loan	C + 6.00% (incl. 1.00% PIK)	11/28/2024	3,678	3,689	3,513	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,509	1,424	0.1%
Velocity Commercial Capital, LLC(8)(24)	First lien senior secured loan	L + 7.50%	8/29/2024	14,020	13,877	13,774	1.2%
				72,382	71,747	70,679	6.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(8)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,464	23,949	2.0%
CIBT Global, Inc.(8)(23)(24)	First lien senior secured loan	L + 3.75%	6/3/2024	149	114	109	—%
CIBT Global, Inc.(8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	10,863	10,223	7,061	0.6%
ConnectWise, LLC(8)(24)	First lien senior secured loan	L + 5.50%	2/28/2025	33,427	33,093	33,260	2.8%
ConnectWise, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	2/28/2025	—	(34)	(18)	—%
Entertainment Benefits Group, LLC(8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,155	19,896	17,736	1.5%
Entertainment Benefits Group, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,536	2,503	2,199	0.2%
				91,694	90,259	84,296	7.1%
Chemicals
Douglas Products and Packaging Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	18,097	18,002	17,826	1.5%
Douglas Products and Packaging Company LLC(12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,119	1,113	1,096	0.1%
Innovative Water Care Global Corporation(8)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	24,625	23,201	20,685	1.7%
				43,841	42,316	39,607	3.3%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(23)(24)(25)(26)	First lien senior secured note	6.75%	7/15/2025	18,750	18,760	19,802	1.7%
Feradyne Outdoors, LLC(8)(23)(24)	First lien senior secured loan	L + 8.25% (incl. 2.00% PIK)	5/25/2023	977	972	880	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(24)	First lien senior secured loan	L + 5.25%	3/26/2026	48,152	47,311	47,670	4.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	—	(30)	(20)	—%
				67,879	67,013	68,332	5.9%
Containers and packaging
Pregis Topco LLC(6)(23)(24)(25)	First lien senior secured loan	L + 3.75%	7/31/2026	129	122	127	—%
Pregis Topco LLC(6)(24)	Second lien senior secured loan	L + 7.75%	7/30/2027	28,667	28,154	28,380	2.4%
				28,796	28,276	28,507	2.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Distribution
Aramsco, Inc.(6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,435	10,274	10,226	0.9%
Aramsco, Inc.(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	557	540	536	—%
Dealer Tire, LLC(6)(23)(24)(25)	First lien senior secured loan	L + 4.25%	12/12/2025	29,775	29,714	29,031	2.5%
Endries Acquisition, Inc.(10)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	19,700	19,427	19,257	1.6%
Endries Acquisition, Inc.(10)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 6.25%	12/10/2020	2,826	2,736	2,670	0.2%
Endries Acquisition, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(37)	(68)	—%
Individual Foodservice Holdings, LLC(9)(24)	First lien senior secured loan	L + 5.75%	11/22/2025	21,259	20,850	20,409	1.7%
Individual Foodservice Holdings, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/22/2021	2,227	2,109	1,975	0.2%
Individual Foodservice Holdings, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/22/2024	1,260	1,192	1,109	0.1%
Offen, Inc.(6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	3,627	3,596	3,500	0.3%
Offen, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.00%	12/21/2020	—	(11)	(46)	—%
				91,666	90,390	88,599	7.5%
Education
Instructure, Inc.(8)(23)(24)	First lien senior secured loan	L + 7.00%	3/24/2026	23,801	23,524	23,801	2.0%
Instructure, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	—	(21)	—	—%
Learning Care Group (US) No. 2 Inc.(9)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,318	4,557	0.4%
Severin Acquisition, LLC (dba PowerSchool)(6)(24)	Second lien senior secured loan	L + 6.75%	8/3/2026	28,000	27,915	27,160	2.3%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(24)	First lien senior secured loan	L + 6.00%	5/14/2024	9,618	9,461	9,522	0.8%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	192	182	185	—%
				67,004	66,379	65,225	5.5%
Energy equipment and services
Liberty Oilfield Services LLC(6)(21)(24)	First lien senior secured loan	L + 7.63%	9/19/2022	1,087	1,078	1,068	0.1%
				1,087	1,078	1,068	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Financial services
Blackhawk Network Holdings, Inc.(6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,656	17,415	1.5%
Hg Genesis 8 Sumoco Limited(15)(21)(23)(24)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	5,432	5,519	5,351	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(24)	First lien senior secured loan	L + 5.50%	9/6/2022	3,695	3,655	3,640	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	9/6/2022	—	(1)	(1)	—%
Transact Holdings, Inc.(6)(24)	First lien senior secured loan	L + 4.75%	4/30/2026	8,910	8,800	8,665	0.7%
				36,814	36,629	35,070	3.0%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(6)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	27,756	27,514	27,756	2.3%
Caiman Merger Sub LLC (dba City Brewing)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(17)	—	—%
CM7 Restaurant Holdings, LLC(6)(24)	First lien senior secured loan	L + 8.75%	5/22/2023	6,101	6,037	5,796	0.5%
H-Food Holdings, LLC(6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	4,224	4,187	4,116	0.3%
H-Food Holdings, LLC(6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,849	17,654	1.5%
Hometown Food Company(6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	2,376	2,347	2,376	0.2%
Hometown Food Company(7)(16)(23)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	125	120	125	—%
Manna Development Group, LLC(6)(24)	First lien senior secured loan	L + 6.75%	10/24/2022	8,209	8,149	7,552	0.6%
Manna Development Group, LLC(6)(23)(24)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	494	485	454	—%
Nellson Nutraceutical, LLC(8)(23)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,644	26,537	26,537	2.2%
Nutraceutical International Corporation(6)(23)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	32,706	32,215	32,215	2.7%
Nutraceutical International Corporation(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	12/30/2021	—	(74)	(74)	—%
Nutraceutical International Corporation(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(35)	(35)	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,936	4,865	4,714	0.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	480	467	435	—%
Shearer's Foods, LLC(8)(23)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,501	49,500	4.2%
Ultimate Baked Goods Midco, LLC(6)(24)	First lien senior secured loan	L + 4.00%	8/11/2025	2,948	2,906	2,889	0.2%
Ultimate Baked Goods Midco, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	42	35	31	—%
				186,241	183,088	182,041	15.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Confluent Health, LLC.(6)(24)	First lien senior secured loan	L + 5.00%	6/24/2026	4,444	4,407	4,288	0.4%
Geodigm Corporation (dba National Dentex)(12)(19)(23)(24)	First lien senior secured loan	P + 5.87%	12/1/2021	22,925	21,380	22,696	1.9%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,276	12,158	1.0%
KS Management Services, L.L.C.(6)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	49,625	49,070	49,626	4.2%
Nelipak Holding Company(9)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	5,684	5,587	5,513	0.5%
Nelipak Holding Company(9)(16)(23)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	528	514	501	—%
Nelipak Holding Company(13)(16)(23)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	375	333	347	—%
Nelipak Holding Company(9)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,887	7,754	0.7%
Nelipak Holding Company(14)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,408	7,917	8,030	0.7%
Premier Imaging, LLC (dba LucidHealth)(6)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	5,895	5,808	5,748	0.5%
TC Holdings, LLC (dba TrialCard)(8)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	20,995	20,799	20,995	1.8%
TC Holdings, LLC (dba TrialCard)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(25)	—	—%
				139,248	135,953	137,656	11.7%
Healthcare technology
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(9)(21)(24)	First lien senior secured loan	L + 6.25%	2/20/2026	18,807	18,591	18,430	1.6%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(8)(16)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	2/21/2021	310	302	295	—%
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	375	354	338	—%
Bracket Intermediate Holding Corp.(8)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	75	69	73	—%
Bracket Intermediate Holding Corp.(8)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,689	3,647	0.3%
Datix Bidco Limited (dba RLDatix)(16)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	L + 5.00%	1/2/2021	—	—	—	—%
Datix Bidco Limited (dba RLDatix)(16)(18)(21)(23)(24)	Second lien senior secured delayed draw term loan	L + 8.50%	1/2/2021	—	—	—	—%
Definitive Healthcare Holdings, LLC(6)(24)	First lien senior secured loan	L + 5.50%	7/16/2026	27,751	27,518	27,266	2.3%
Definitive Healthcare Holdings, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	—	(25)	(30)	—%
Definitive Healthcare Holdings, LLC(8)(23)(24)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	1,522	1,510	1,495	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	19,059	18,855	18,344	1.5%
Interoperability Bidco, Inc.(16)(17)(18)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(53)	—%
Interoperability Bidco, Inc.(9)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	1,000	991	963	0.1%
VVC Holding Corp. (dba Athenahealth, Inc.)(8)(24)(25)	First lien senior secured loan	L + 4.50%	2/11/2026	21,691	21,341	21,312	1.8%
				94,340	93,193	92,080	7.7%
Household products
Hayward Industries, Inc.(6)(23)(24)(25)	First lien senior secured loan	L + 3.50%	8/5/2024	82	81	80	—%
Hayward Industries, Inc.(6)(24)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,611	4,582	0.4%
HGH Purchaser, Inc. (dba Horizon Services)(8)(24)	First lien senior secured loan	L + 6.75%	11/3/2025	19,294	19,041	18,522	1.6%
HGH Purchaser, Inc. (dba Horizon Services)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.75%	11/1/2021	3,677	3,578	3,409	0.3%
HGH Purchaser, Inc. (dba Horizon Services)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	11/3/2025	446	415	348	—%
				28,174	27,726	26,941	2.3%
Human resource support services
The Ultimate Software Group, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	5/3/2027	262	260	265	—%
				262	260	265	—
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	14,367	14,197	12,643	1.1%
				14,367	14,197	12,643	1.1%
Insurance
Ardonagh Midco 2 PLC(21)(23)(24)(26)	Unsecured notes	11.50%	1/15/2027	500	495	504	—%
Ardonagh Midco 3 PLC(15)(21)(23)(24)	First lien senior secured loan	G + 7.50%	7/14/2026	4,871	4,506	4,773	0.4%
Ardonagh Midco 3 PLC(14)(21)(23)(24)	First lien senior secured loan	E + 7.50%	7/14/2026	563	522	551	—%
Ardonagh Midco 3 PLC(16)(17)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	G + 7.50%	7/14/2022	—	(29)	(21)	—%
Asurion, LLC(6)(24)(25)	Second lien senior secured loan	L + 6.50%	8/4/2025	15,273	15,192	15,276	1.3%
Integrity Marketing Acquisition, LLC(9)(24)	First lien senior secured loan	L + 5.50%	8/27/2025	27,920	27,513	27,363	2.3%
Integrity Marketing Acquisition, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	—	(23)	(37)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	5,091	4,952	4,925	0.4%
KWOR Acquisition, Inc. (dba Worley Claims Services)(16)(17)(18)(24)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(14)	(17)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc. (dba Worley Claims Services)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(21)	(42)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	12,400	12,239	12,090	1.0%
Norvax, LLC (dba GoHealth)(8)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	44,413	43,422	44,413	3.7%
Norvax, LLC (dba GoHealth)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(32)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(23)(24)	First lien senior secured loan	L + 6.25%	3/31/2026	17,501	17,297	17,457	1.5%
Peter C. Foy & Associated Insurance Services, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	9/30/2021	6,132	5,974	6,107	0.5%
Peter C. Foy & Associated Insurance Services, LLC(9)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	3/31/2026	956	921	948	0.1%
RSC Acquisition, Inc (dba Risk Strategies)(6)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	12,882	12,683	12,496	1.1%
RSC Acquisition, Inc (dba Risk Strategies)(16)(17)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/30/2026	—	(10)	(17)	—%
RSC Acquisition, Inc (dba Risk Strategies)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(7)	(13)	—%
THG Acquisition, LLC (dba Hilb)(8)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	19,872	19,422	19,276	1.6%
THG Acquisition, LLC (dba Hilb)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	12/2/2021	1,417	1,339	1,301	0.1%
THG Acquisition, LLC (dba Hilb)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	1,272	1,232	1,216	0.1%
				171,063	167,573	168,549	14.1%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(21)(24)	First lien senior secured loan	L + 5.75%	5/13/2025	7,029	6,958	6,765	0.6%
3ES Innovation Inc. (dba Aucerna)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(7)	(26)	—%
Apptio, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,250	7,308	0.6%
Apptio, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(7)	(4)	—%
Forescout Technologies, Inc.(8)(23)(24)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	6,303	6,195	6,192	0.5%
Forescout Technologies, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(12)	(12)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,040	2,012	1,959	0.2%
Genesis Acquisition Co. (dba Procare Software)(8)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	289	281	—%
Granicus, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.00%	8/21/2026	5,042	4,918	4,916	0.4%
Granicus, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	—	(8)	(9)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(8)(21)(23)(24)	First lien senior secured loan	L + 7.75%	4/16/2026	11,917	11,580	11,827	1.0%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(127)	(34)	—%
Hyland Software, Inc.(6)(23)(24)	Second lien senior secured loan	L + 7.00%	7/7/2025	9,358	9,239	9,291	0.8%
Informatica LLC (fka Informatica Corporation)(23)(26)	Second lien senior secured loan	7.13%	2/25/2025	42,000	41,898	42,000	3.5%
IQN Holding Corp. (dba Beeline)(8)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	26,285	26,007	25,957	2.2%
IQN Holding Corp. (dba Beeline)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(23)	(33)	—%
Lightning Midco, LLC (dba Vector Solutions)(8)(24)	First lien senior secured loan	L + 5.50%	11/21/2025	17,969	17,831	17,789	1.5%
Lightning Midco, LLC (dba Vector Solutions)(8)(16)(24)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	1,603	1,593	1,586	0.1%
Litera Bidco LLC(6)(24)	First lien senior secured loan	L + 5.25%	5/29/2026	11,696	11,554	11,579	1.0%
Litera Bidco LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	253	243	243	—%
MINDBODY, Inc.(9)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	10,230	10,151	9,309	0.8%
MINDBODY, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(8)	(96)	—%
SURF HOLDINGS, LLC (dba Sophos Group plc)(8)(21)(24)	Second lien senior secured loan	L + 8.00%	3/6/2028	10,096	9,859	9,894	0.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(8)(23)(24)	First lien senior secured loan	L + 6.50%	6/17/2024	23,352	23,188	23,003	1.9%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	6/15/2023	—	(1)	(2)	—%
				192,830	190,572	189,683	15.9%
Leisure and entertainment
Troon Golf, L.L.C.(8)(20)(24)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	26,628	26,359	26,428	2.2%
Troon Golf, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(4)	(4)	—%
				26,628	26,355	26,424	2.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Manufacturing
Ideal Tridon Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/31/2024	13,134	12,937	12,773	1.1%
Ideal Tridon Holdings, Inc.(8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 5.75%	12/25/2020	628	615	603	0.1%
Ideal Tridon Holdings, Inc.(6)(16)(24)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	509	490	474	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(24)	First lien senior secured loan	L + 5.00%	3/8/2024	5,944	5,903	5,707	0.5%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)(24)	First lien senior secured loan	L + 4.50%	8/3/2026	199	184	192	—%
PHM Netherlands Midco B.V. (dba Loparex)(8)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,236	26,180	2.2%
Professional Plumbing Group, Inc.(8)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	6,686	6,621	6,418	0.5%
Professional Plumbing Group, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	1,429	1,420	1,365	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,345	3,316	3,035	0.3%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	181	177	143	—%
Sonny's Enterprises LLC(6)(23)(24)	First lien senior secured loan	L + 7.00%	8/5/2026	23,780	23,315	23,305	2.0%
Sonny's Enterprises LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	8/5/2021	—	(70)	(72)	—%
Sonny's Enterprises LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(51)	(53)	—%
				83,835	81,093	80,070	6.8%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	8,128	8,086	7,498	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(24)	First lien senior secured loan	L + 6.25%	5/14/2026	8,059	7,965	7,938	0.7%
Project Power Buyer, LLC (dba PEC-Veriforce)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(5)	(8)	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(24)	First lien senior secured loan	L + 6.50%	12/20/2024	13,133	12,954	12,936	1.1%
Zenith Energy U.S. Logistics Holdings, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	1/9/2021	—	(128)	—	—%
				29,320	28,872	28,364	2.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	19,011	18,771	18,440	1.6%
AmSpec Services Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	1,787	1,760	1,713	0.1%
Cardinal US Holdings, Inc.(8)(21)(24)	First lien senior secured loan	L + 5.00%	7/31/2023	30,800	30,518	30,492	2.6%
DMT Solutions Global Corporation(8)(24)	First lien senior secured loan	L + 7.00%	7/2/2024	9,316	9,061	9,013	0.8%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(21)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	26,360	25,986	25,767	2.2%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(21)(23)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	1,718	1,689	1,680	0.1%
Gerson Lehrman Group, Inc.(10)(24)	First lien senior secured loan	L + 4.25%	12/12/2024	28,788	28,578	28,788	2.4%
Gerson Lehrman Group, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.25%	12/12/2024	—	(14)	—	—%
				117,780	116,349	115,893	9.8%
Specialty retail
BIG Buyer, LLC(9)(23)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	16,694	16,434	16,234	1.4%
BIG Buyer, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	12/18/2020	—	(26)	(19)	—%
BIG Buyer, LLC(9)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	417	392	382	—%
EW Holdco, LLC (dba European Wax)(6)(24)	First lien senior secured loan	L + 5.50%	9/25/2024	32,026	31,755	30,745	2.6%
Galls, LLC(8)(24)	First lien senior secured loan	L + 6.50% (incl. 0.25% PIK)	1/31/2025	17,170	16,999	16,398	1.4%
Galls, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50% (incl. 0.25% PIK)	1/31/2024	1,810	1,779	1,655	0.1%
				68,117	67,333	65,395	5.5%
Telecommunications
DB Datacenter Holdings Inc.(6)(24)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,699	6,722	0.6%
				6,773	6,699	6,722	0.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 6.00%	12/9/2025	37,250	36,676	36,785	3.1%
Lazer Spot G B Holdings, Inc.(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	6/9/2021	3,318	3,265	3,277	0.3%
Lazer Spot G B Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	12/9/2025	—	(113)	(94)	—%
Lytx, Inc.(6)(24)	First lien senior secured loan	L + 6.00%	2/28/2026	17,916	17,668	17,513	1.5%
Lytx, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	1,558	1,502	1,417	0.1%
Motus, LLC and Runzheimer International LLC(8)(19)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	6,506	6,406	6,506	0.5%
				66,548	65,404	65,404	5.5%
Total Debt Investments				$1,890,782	$1,860,867	$1,825,368	153.9%
Equity Investments
Food and beverage
CM7 Restaurant Holdings, LLC(23)(24)(27)	LLC Interest	N/A	N/A	54	54	10	—%
H-Food Holdings, LLC(23)(24)(27)	LLC Interest	N/A	N/A	1,625	1,625	1,667	0.1%
				1,679	1,679	1,677	0.1
Insurance
Norvax, LLC (dba GoHealth)(23)(24)(25)(27)	Common Stock	N/A	N/A	320	1,626	3,915	0.3%
				320	1,626	3,915	0.3%
Manufacturing
Moore Holdings(21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10,607	19,127	20,882	1.8%
				10,607	19,127	20,882	1.8%
Total Equity Investments					$22,432	$26,474	2.2%
Total Investments					$1,883,299	$1,851,842	156.1%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six- or twelve-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2020 was 0.15%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2020 was 0.19%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2020 was 0.23%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2020 was 0.26%.
(10)	The interest rate on these loans is subject to 12 month LIBOR, which as of September 30, 2020 was 0.36%.
(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2020 was 0.51%.
(12)	The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.
(13)	The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2020 was (0.50)%.
(14)	The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2020 was (0.48)%.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2020

(Amounts in thousands, except share amounts)

(Unaudited)

(15)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2020 was 0.09%.
(16)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(17)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(18)	The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

(20)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $5.2 million and $21.4 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first-out’ tranche and the Term Loan B represents a ‘last-out’ tranche. The ‘first-out’ tranche has priority as to the ‘last-out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(21)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2020, non-qualifying assets represented 6.1% of total assets as calculated in accordance with the regulatory requirements.

(22)	Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 6 “Debt.”
(23)	Investment is not pledged as collateral for the credit facilities.
(24)

Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  See Note 3 “Agreements and Related Party Transactions.”

(25)	Level 2 investment.
(26)	Investment does not contain a variable rate structure.
(27)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $26.5 million, or 2.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Moore Holdings, LLC	LLC Interest	January 16, 2020
Norvax, LLC (dba GoHealth)	Common Stock	March 23, 2020
(28)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $1.6 million as of September 30, 2020.
(29)	Loan was on non-accrual status as of September 30, 2020.
(30)

As of September 30, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $35.1 million based on a tax cost basis of $1.9 billion. As of September 30, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $47.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $11.9 million.

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

(22)	Level 2 investment.
(23)	The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2019 was (0.40)%.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$20,569	$13,567	$61,643	$33,171
Net change in unrealized gain (loss)	22,232	(5,905)	(29,952)	1,330
Net realized gain (loss)	465	1,108	575	1,314
Net Increase (Decrease) in Net Assets Resulting from Operations	43,266	8,770	32,266	35,815
Distributions
Distributions declared from earnings(1)	(22,279)	(13,564)	(64,507)	(34,138)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(22,279)	(13,564)	(64,507)	(34,138)
Capital Share Transactions
Issuance of shares of common stock	56,892	107,656	262,031	345,277
Reinvestment of shareholders' distributions	13,918	6,143	31,849	14,953
Repurchased shares	(15,786)	(2,131)	(33,086)	(4,126)
Net Increase in Net Assets Resulting from Capital Share Transactions	55,024	111,668	260,794	356,104
Total Increase in Net Assets	76,011	106,874	228,553	357,781
Net Assets, at beginning of period	1,109,821	689,117	957,279	438,210
Net Assets, at end of period	$1,185,832	$795,991	$1,185,832	$795,991

________________

(1)	For the three and nine months ended September 30, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,266	$35,815
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(604,264)	(705,547)
Proceeds from investments and investment repayments, net	175,039	157,541
Net change in unrealized (gain) loss on investments	30,387	(1,709)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(523)	379
Net realized (gain) loss on investments	(692)	(1,322)
Net realized (gain) loss on foreign currency transactions relating to investments	1	25
Paid-in-kind interest	(4,948)	(1,188)
Net amortization of discount on investments	(5,429)	(3,014)
Amortization of debt issuance costs	4,536	1,458
Amortization of offering costs	2,001	2,918
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	317	(5,715)
(Increase) decrease in receivable for investments sold	1,221	(5,283)
(Increase) decrease in prepaid expenses and other assets	(2,471)	(3,180)
Increase (decrease) in payable for investments purchased	26,537	(10,713)
Increase (decrease) in payables to affiliates	(2,292)	2,510
Increase (decrease) in accrued expenses and other liabilities	4,696	209
Net cash used in operating activities	(343,618)	(536,816)
Cash Flows from Financing Activities
Borrowings on debt	364,300	308,775
Repayments of debt	(216,300)	(92,684)
Debt issuance costs	(2,698)	(3,997)
Proceeds from issuance of common shares	257,991	345,277
Distributions paid to shareholders	(37,924)	(19,185)
Repurchased shares	(33,086)	(4,126)
Net cash provided by financing activities	332,283	534,060
Net increase (decrease) in cash	(11,335)	(2,756)
Cash, beginning of period	73,117	20,903
Cash, end of period	$61,782	$18,147

Supplemental and Non-Cash Information
Interest paid during the period	$18,631	$15,374
Distributions declared during the period	$64,507	$34,138
Subscription receivable	$4,040	$—
Reinvestment of distributions during the period	$31,849	$14,953

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business

Owl Rock Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base. Prior to raising sufficient capital, the Company may make a greater number of investments in syndicated loan opportunities than it otherwise would expect to make in the future.

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

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, the Company commenced a follow-on offering for up to 160,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through September 30, 2020, the Company has issued 133,776,642 shares of its common stock for gross proceeds of approximately $1.2 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of November 10, 2020, the Company has issued 136,822,295 shares of its common stock and has raised total gross proceeds of approximately $1.3 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and nine months ended September 30, 2020, PIK interest earned was $1.4 million and $3.4 million, each representing less than 5% of investment income. For the three and nine months ended September 30, 2019, PIK interest earned was less than 5% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method.  The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Note 3. Agreements and Related Party Transactions

As of September 30, 2020, the Company had payables to affiliates of $4.9 million, primarily comprised of $6.7 million of management fees (net of waivers) pursuant to the Investment Advisory Agreement and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $3.1 million of Expense Support pursuant to the Expense Support Agreement.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses of approximately $0.4 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2019, the Company incurred expenses of approximately $0.4 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2020, the Company incurred management fees (net of waivers) of approximately $6.7 million and $18.8 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred management fees (net of waivers) of approximately $4.5 million and $11.5 million, respectively.

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

For the three and nine months ended September 30, 2020, the Company incurred net investment income based incentive fees (net of waivers) of $0.1 million and $2.3 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred net investment income based incentive fees (net of waivers) of $2.5 million and $6.1 million, respectively.

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

For the three months ended September 30, 2020, the Company did not incur capital gains based incentive fees (net of waivers), and for the nine months ended September 30, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $124 thousand. For the three months ended September 30, 2019, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $0.9 million. For the nine months ended September 30, 2019, the Company accrued capital gains based incentive fees (net of waivers) of $38 thousand.

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

For the three and nine months ended September 30, 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.2 million and $1.4 million, respectively. For the three and nine months ended September 30, 2019, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.9 million and $2.6 million, respectively.

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

As of September 30, 2020, the amount of Expense Support Payments provided by the Adviser since inception is $28.1 million. During the three and nine months ended September 30, 2020 and 2019, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
Total	$28,089	$1,319	$765	$26,005

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,488,497	$1,460,362	$1,192,787	$1,191,620
Second-lien senior secured debt investments	366,356	359,151	248,541	248,196
Unsecured debt investments	6,014	5,855	—	—
Equity investments	22,432	26,474	1,679	1,710
Total Investments	$1,883,299	$1,851,842	$1,443,007	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Advertising and media	1.9%	3.0%
Aerospace and defense	4.6	5.9
Automotive	1.4	1.6
Buildings and real estate	3.8	5.6
Business services	4.6	6.4
Chemicals	2.1	2.8
Consumer products	3.7	1.4
Containers and packaging	1.5	1.9
Distribution	4.8	5.4
Education	3.5	4.3
Energy equipment and services	0.1	0.1
Financial services	1.9	2.1
Food and beverage	9.9	5.5
Healthcare providers and services	7.4	7.9
Healthcare technology	5.0	5.2
Household products	1.5	1.7
Human resource support services(1)	0.0	—
Infrastructure and environmental services	0.7	1.0
Insurance	9.3	7.4
Internet software and services	10.2	7.3
Leisure and entertainment	1.4	1.9
Manufacturing	5.5	3.9
Oil and gas	1.5	2.0
Professional services	6.3	7.8
Specialty retail	3.5	4.2
Telecommunications	0.4	0.5
Transportation	3.5	3.2
Total	100.0%	100.0%

________________

(1)	Fair value as of September 30, 2020 rounds to less than 0.1%.

The geographic composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
United States:
Midwest	21.7%	19.8%
Northeast	12.7	16.1
South	38.7	43.3
West	20.7	16.3
Belgium	1.6	2.2
Canada	1.4	0.5
Israel	0.6	—
United Kingdom	2.6	1.8
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2020 and December 31, 2019:

	Fair Value Hierarchy as of September 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$74,590	$1,385,772	$1,460,362
Second-lien senior secured debt investments	—	15,276	343,875	359,151
Unsecured debt investments	—	—	5,855	5,855
Equity investments	—	3,915	22,559	26,474
Total Investments	$—	$93,781	$1,758,061	$1,851,842

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$51,673	$1,139,947	$1,191,620
Second-lien senior secured debt investments	—	10,115	238,081	248,196
Unsecured debt investments	—	—	1,710	1,710
Total Investments	$—	$61,788	$1,379,738	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2020 and 2019:

	As of and for the Three Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,281,574	$282,504	$495	$22,813	$1,587,386
Purchases of investments, net	125,111	54,707	5,518	—	185,336
Payment-in-kind	2,934	—	—	—	2,934
Proceeds from investments, net	(35,746)	—	—	—	(35,746)
Net change in unrealized gain (loss)	10,560	6,525	(159)	2,019	18,945
Net realized gains (losses)	2	—	—	—	2
Net amortization of discount on investments	1,337	139	1	—	1,477
Transfers into (out of) Level 3(1)	—	—	—	(2,273)	(2,273)
Fair value, end of period	$1,385,772	$343,875	$5,855	$22,559	$1,758,061

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,139,947	$238,081	$—	$1,710	$1,379,738
Purchases of investments, net	404,661	117,489	6,013	19,127	547,290
Payment-in-kind	4,948	—	—	—	4,948
Proceeds from investments, net	(142,139)	(5,200)	—	—	(147,339)
Net change in unrealized gain (loss) on investments	(25,721)	(6,958)	(159)	1,722	(31,116)
Net realized gain (loss) on investments	52	—	—	—	52
Net amortization of discount on investments	4,024	463	1	—	4,488
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,385,772	$343,875	$5,855	$22,559	$1,758,061

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$837,602	$173,599	$2,359	$1,013,560
Purchases of investments, net(2)	174,732	71,658	—	246,390
Proceeds from investments, net	(32,737)	(7,000)	(11)	(39,748)
Net change in unrealized gain (loss)	(3,148)	(1,267)	145	(4,270)
Net realized gains (losses)	7	—	11	18
Net amortization of discount on investments	779	201	—	980
Transfers into (out of) Level 3(1)	24,783	—	—	24,783
Fair value, end of period	$1,002,018	$237,191	$2,504	$1,241,713

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include PIK.

	As of and for the Nine Months Ended September 30, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	524,289	142,333	509	667,131
Proceeds from investments, net	(113,946)	(13,375)	(11)	(127,332)
Net change in unrealized gain (loss) on investments	5	39	340	384
Net realized gain (loss) on investments	3	150	11	164
Net amortization of discount on investments	2,638	327	—	2,965
Transfers into (out of) Level 3(1)	1,252	—	—	1,252
Fair value, end of period	$1,002,017	$237,191	$2,504	$1,241,712
________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include PIK.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2019 on Investments Held at September 30, 2019
First-lien senior secured debt investments	$10,560	$1,462
Second-lien senior secured debt investments	6,525	381
Unsecured debt investments	(159)	—
Equity investments	2,019	171
Total Investments	$18,945	$2,014

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2019 on Investments Held at September 30, 2019
First-lien senior secured debt investments	$(25,965)	$371
Second-lien senior secured debt investments	(6,948)	(52)
Unsecured debt investments	(159)	—
Equity investments	1,722	340
Total Investments	$(31,350)	$659

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$100,840	Recent Transaction	Transaction Price	96.0% - 98.5% (97.7%)	Increase
	1,272,729	Yield Analysis	Market Yield	5.2% - 20.0% (9.0%)	Decrease
	12,203	Collateral Analysis	Recovery Rate	62.0% - 62.0% (62.0%)	Increase
Second-lien senior secured debt investments(1)	49,500	Recent Transaction	Transaction Price	97.5% - 99.0% (99.0%)	Increase
	285,084	Yield Analysis	Market Yield	5.7% - 24.0% (10.7%)	Decrease
Unsecured debt investments	5,351	Recent Transaction	Transaction Price	98.5% - 98.5% (98.5%)	Increase
	504	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Equity investments	22,559	Market Approach	EBITDA Multiple	3.7x - 11.8 (4.2x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $9,291, which the Company valued using indicative bid prices obtained from brokers

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$199,302	Recent Transaction	Transaction Price	97.5% - 99.6% (98.3%)	Increase
	916,410	Yield Analysis	Market Yield	5.4%-13.2% (8.9%)	Decrease
Second-lien senior secured debt investments	$5,366	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
	232,715	Yield Analysis	Market Yield	9.2%-14.7% (11.2%)	Decrease
Equity investments	$1,710	Market Approach	EBITDA Multiple	6.8x - 11.8x (11.6x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,235, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$351,409	351,409	$259,932	259,932
SPV Asset Facility II	57,629	57,629	—	—
2024 Notes	295,912	308,250	295,293	295,293
Promissory Note	—	—	—	—
Total Debt	$704,950	$717,288	$555,225	$555,225

________________

(1)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $2.1 million, $2.4 million and $4.1 million, respectively.

(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Level 1	$—	—
Level 2	—	—
Level 3	717,288	555,225
Total Debt	$717,288	$555,225

Financial Instruments Not Carried at Fair Value

As of September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 259% and 269% as of September 30, 2020 and December 31, 2019, respectively.

Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$353,559	$46,441	$351,409
SPV Asset Facility II	200,000	60,000	140,000	57,629
2024 Notes	300,000	300,000	—	295,912
Promissory Note	50,000	—	50,000	—
Total Debt	$950,000	$713,559	$236,441	$704,950

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $2.1 million, $2.4 million and $4.1 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$6,135	$6,108	$22,062	$15,583
Amortization of debt issuance costs	630	596	4,536	1,458
Total Interest Expense	$6,765	$6,704	$26,598	$17,041
Average interest rate	3.6%	4.7%	4.0%	4.9%
Average daily borrowings	$616,963	$511,745	$606,360	$419,234

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

SPV Asset Facility II

On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II,  as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. On October 30, 2020, the parties to the SPV Asset Facility II entered into an amendment agreement to increase the maximum principal amount of the SPV Asset Facility II and make certain other changes (the “SPV Facility II Amendment”). The summary below reflects the terms of the SPV Asset Facility II as amended by the SPV Facility II Amendment.

From time to time, the Company expects to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing II.  No gain or loss will be recognized as a result of these sales and contributions.  Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from the Company.  The Company retains a residual interest in assets contributed to or acquired by ORCC II Financing II through the Company’s ownership of ORCC II Financing II.  The maximum principal amount of the SPV Asset Facility II is $325 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus, (x) with respect to revolving loans, 2.75% and (y) with respect to term loans, 2.45% during the SPV Asset Facility II’s reinvestment period and 2.70% thereafter. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.  The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets.  Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.

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

2024 Notes

On November 26, 2019, the Company issued $300 million aggregate principal amount of the Company’s 4.625% notes due 2024 (the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.

On October 21, 2020, the Company issued an additional $50 million aggregate principal amount of the Company’s 4.625% note due 2024 (the “Additional 2024 Notes” and together with the Existing 2024 Notes, the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Additional 2024 Notes will be treated as a single series with the Existing 2024 Notes and will have the same terms as the Existing 2024 Notes.

The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2024 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of November 26, 2019 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2024 Notes will mature on November 26, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020. The 2024 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Notes. The 2024 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated.  The 2024 Notes are effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness.  The 2024 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$444	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	1,510	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	687	687
Amspec Services Inc.	First lien senior secured revolving loan	674	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	487	852
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	1,034	—
Associations, Inc.	First lien senior secured delayed draw term loan	75	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	833	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	1,875	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
ConnectWise, LLC	First lien senior secured revolving loan	3,611	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Datix Bidco Limited (dba RLDatix)	First lien senior secured delayed draw term loan	10,000	—
Datix Bidco Limited (dba RLDatix)	Second lien senior secured delayed draw term loan	5,000	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	407	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,103	5,738

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	276	2,400
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	—
Galls, LLC	First lien senior secured revolving loan	1,626	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	345	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,985	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	4,423	8,100
Hometown Food Company	First lien senior secured revolving loan	345	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	763	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,520	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,064	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	437	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	121	686
Litera Bidco LLC	First lien senior secured revolving loan	759	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	—
Lytx, Inc.	First lien senior secured revolving loan	—	93

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Manna Development Group, LLC	First lien senior secured revolving loan	—	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	550	832
Nelipak Holding Company	First lien senior secured revolving loan	352	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Nutraceutical International Corporation	First lien senior secured delayed draw term loan	4,941	—
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	—
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	1,327
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,069	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	11,398	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	171	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	564	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	520	387
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	3,590	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	469	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	599	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	4,193	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	522	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	2,500

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2020	December 31, 2019
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	1,989
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	15,000	—
Total Unfunded Portfolio Company Commitments		$159,476	$146,793

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $11.5 million for the period from October 15, 2015 (Inception) to September 30, 2020, of which $11.5 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2020, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,542,945	$57,423	11,856,403	$109,524
Reinvestment of distributions	1,600,689	13,918	676,542	6,143
Repurchased Shares	(1,797,979)	(15,786)	(234,693)	(2,131)
Total shares/gross proceeds	6,345,655	55,555	12,298,252	113,536
Sales load	—	(531)	—	(1,868)
Total shares/net proceeds	6,345,655	$55,024	12,298,252	$111,668

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	29,774,883	$265,184	38,119,408	$352,311
Reinvestment of distributions	3,667,408	31,849	1,650,184	14,953
Repurchased Shares	(3,860,624)	(33,086)	(454,675)	(4,126)
Total shares/gross proceeds	29,581,667	263,947	39,314,917	363,138
Sales load	—	(3,153)	—	(7,034)
Total shares/net proceeds	29,581,667	$260,794	39,314,917	$356,104

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
Total	$0.51	$64,507

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
Total	$0.51	$34,138

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

On September 23, 2020, the Board declared regular weekly distributions for October 2020 through December 2020. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

On November 3, 2020, the Board declared regular weekly distributions for January 2021 through March 2021. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through September 30, 2020, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.49	$61,643	95.6%
Net realized gain (loss) on investments(1)	—	575	0.9
Distributions in excess of net investment income	0.02	2,289	3.5
Total	$0.51	$64,507	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Nine Months Ended September 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.50	$33,171	97.2%
Net realized gain (loss) on investments	0.02	1,314	3.8
Distributions in excess of net investment income	(0.01)	(347)	(1.0)
Total	$0.51	$34,138	100.0%

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

On August 24, 2020, the Company conducted a tender offer to repurchase up to $21.5 million of its issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.78 per share (which reflects the net offering price per share in effect as of September 23, 2020). The offer expired on September 21, 2020, with approximately 1,797,979 shares purchased in connection with the repurchase offer.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations	$43,266	$8,770	$32,266	$35,815
Weighted average shares of common stock outstanding—basic and diluted	133,227,122	81,841,262	125,863,005	68,895,710
Earnings per common share-basic and diluted	$0.32	$0.11	$0.26	$0.52

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not record expenses for U.S. federal excise tax.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2020	2019
Per share data:
Net asset value, at beginning of period	$9.03	$8.97
Results of operations:
Net investment income(1)	0.49	0.48
Net realized and unrealized gain (loss)(5)	(0.27)	0.08
Net increase (decrease) in net assets resulting from operations	$0.22	0.56
Shareholder distributions:
Distributions from net investment income(2)	(0.49)	(0.50)
Distributions from net realized gains(2)(8)	—	(0.02)
Distributions in excess of net investment income(2)	(0.02)	0.01
Net increase (decrease) in net assets from shareholders' distributions	$(0.51)	(0.51)
Capital share transactions:
Issuance of common stock above net asset value(8)	—	0.01
Net increase in net assets resulting from capital share transactions	—	0.01
Net asset value, at end of period	$8.74	$9.03

Total Return(3)(6)	2.8%	4.9%

Ratios(7)
Ratio of net expenses to average net assets(4)	4.9%	7.9%
Ratio of net investment income to average net assets	7.7%	7.1%
Portfolio turnover rate	8.0%	14.1%

Supplemental Data
Weighted-average shares outstanding	125,863,005	68,895,710
Shares outstanding, end of period	135,616,457	88,175,617
Net assets, end of period	$1,185,832	$795,991

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2020 and 2019, the total operating expenses to average net assets were 6.9% and 9.5%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers. Past performance is not a guarantee of future results.

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

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through September 30, 2020, we have issued 133,776,642 shares of our common stock for gross proceeds of approximately $1.2 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of November 10, 2020, we have issued 136,822,295 shares of our common stock and have raised total gross proceeds of approximately $1.3 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates, and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia, or the majority of countries in Europe, Asia, Africa, and South America.  These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

We are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers and deferred capital expenditures, which could impair their business on a permanent basis and we expect that additional portfolio companies may take similar actions.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies, which includes assessing each portfolio company’s operational and liquidity exposure and outlook. We have executed amendments to our loan documents which provide covenant modifications or additional liquidity, sometimes by allowing a portion of our loan to be paid in PIK rather than cash and in connection with these amendments we may receive increased economics. Any of these developments would likely result in a decrease in the value of our investment in any such portfolio company. In addition, to the extent that the impact to our portfolio companies results in reduced interest payments or permanent impairments on our investments, we could see a decrease in our net investment income which could result in an increase in the percentage of our cash flows dedicated to our debt obligations and could require us to reduce the future amount of distributions to our shareholders.

During the nine months ended September 30, 2020, we experienced a decrease in originations, which reflects the lower levels of private equity deal activity in that time period; however, for the three months ended September 30, 2020, we experienced an increase in originations compared to prior quarter. For the three months ending December 31, 2020, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2020, our Adviser and its affiliates have originated $24.0 billion aggregate principal amount of investments, of which $22.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of September 30, 2020, our average investment size in each of our portfolio companies was approximately $17.6 million based on fair value. As of September 30, 2020, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 95.7% of our total portfolio based on fair value, had weighted average annual revenue of $542 million and weighted average annual EBITDA of $120 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2020, 96.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2020, the amount of Expense Support payments provided by our Adviser since inception is $28.1 million.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of December 2019, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 2nd quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, as the economy reopens following the economic shutdown resulting from the COVID-19 national health emergency, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of September 30, 2020, based on fair value, our portfolio consisted of 78.9% first lien senior secured debt investments (of which 37% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 19.4% second-lien senior secured debt investments, 0.3% unsecured investments and 1.4% equity investments.

As of September 30, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.7% and 7.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.8% and 7.7%, respectively.

As of September 30, 2020 we had investments in 105 portfolio companies with an aggregate fair value of $1.9 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the three months ended September 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended September 30,
	2020	2019
New investment commitments
Gross originations	$205,828	$264,341
Less: Sell downs	(16,596)	(9,205)
Total new investment commitments	$189,232	$255,136
Principal amount of investments funded:
First-lien senior secured debt investments	$98,455	$151,214
Second-lien senior secured debt investments	55,262	74,251
Unsecured debt investments	5,432	—
Equity investments	—	—
Total principal amount of investments funded	$159,149	$225,465
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(4,190)	$(24,870)
Second-lien senior secured debt investments	(985)	(7,000)
Unsecured debt investments	—	(22,000)
Equity investments	(193)	—
Total principal amount of investments sold or repaid	$(5,368)	$(53,870)
Number of new investment commitments in new portfolio companies(1)	9	9
Average new investment commitment amount	$20,081	$26,771
Weighted average term for new investment commitments (in years)	5.9	6.6
Percentage of new debt investment commitments at floating rates	97.6%	100.0%
Percentage of new debt investment commitments at fixed rates	2.4%	0.0%
Weighted average interest rate of new investment commitments(2)	7.9%	8.7%
Weighted average spread over LIBOR of new floating rate investment commitments	7.0%	6.6%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.23% and 2.09% as of September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, our investments consisted of the following:

	September 30, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,488,497	$1,460,362	(1)	$1,192,787	$1,191,620	(2)
Second-lien senior secured debt investments	366,356	359,151		248,541	248,196
Unsecured debt investments	6,014	5,855		—	—
Equity investments	22,432	26,474		1,679	1,710
Total Investments	$1,883,299	$1,851,842		$1,443,007	$1,441,526

________________

(1)	37% of which we consider unitranche loans.
(2)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Advertising and media	1.9%	3.0%
Aerospace and defense	4.6	5.9
Automotive	1.4	1.6
Buildings and real estate	3.8	5.6
Business services	4.6	6.4
Chemicals	2.1	2.8
Consumer products	3.7	1.4
Containers and packaging	1.5	1.9
Distribution	4.8	5.4
Education	3.5	4.3
Energy equipment and services	0.1	0.1
Financial services	1.9	2.1
Food and beverage	9.9	5.5
Healthcare providers and services	7.4	7.9
Healthcare technology	5.0	5.2
Household products	1.5	1.7
Human resource support services(1)	0.0	—
Infrastructure and environmental services	0.7	1.0
Insurance	9.3	7.4
Internet software and services	10.2	7.3
Leisure and entertainment	1.4	1.9
Manufacturing	5.5	3.9
Oil and gas	1.5	2.0
Professional services	6.3	7.8
Specialty retail	3.5	4.2
Telecommunications	0.4	0.5
Transportation	3.5	3.2
Total	100.0%	100.0%

________________

(1)	Fair value as of September 30, 2020 rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
United States:
Midwest	21.7%	19.8%
Northeast	12.7	16.1
South	38.7	43.3
West	20.7	16.3
Belgium	1.6	2.2
Canada	1.4	0.5
Israel	0.6	—
United Kingdom	2.6	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average total yield of portfolio	7.7%	8.4%
Weighted average total yield of accruing debt and income producing securities	7.8%	8.4%
Weighted average interest rate of accruing debt securities	7.1%	7.9%
Weighted average spread over LIBOR of all accruing floating rate investments	6.3%	6.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$234,807	12.7%	$97,002	6.7%
2	1,460,399	78.8	1,296,613	90.0
3	106,462	5.7	47,911	3.3
4	37,971	2.1	—	—
5	12,203	0.7	—	—
Total	$1,851,842	100.0%	$1,441,526	100.0%

The increase in investments rated by our Adviser as a 3, 4 and 5 as of September 30, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,831,249	98.4%	$1,441,328	100.0%
Non-accrual	29,618	1.6	—	—
Total	$1,860,867	100.0%	$1,441,328	100.0%

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

Swipe Acquisition Corp, which we added to non-accrual this quarter, is not current on its interest. We are finalizing discussions with Swipe regarding a long-term solution which, if completed, would include Owl Rock becoming the controlling shareholder and providing Swipe Acquisition Corp with the necessary support to execute its operational plan and growth strategy

Geodigm Corporation (dba National Dentex) was placed on non-accrual status in the second quarter of 2020 and was placed back on accrual status in the third quarter of 2020.  Subsequent to quarter-end, Geodigm Corporation was acquired by a new private equity sponsor and as part of that transaction, our investment was repaid at par, and will result in the full reversal of that unrealized loss in the fourth quarter.

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Total Investment Income	$33,513	$27,724	$101,385	$70,151
Less: Net Operating Expenses	12,944	14,157	39,742	36,980
Net Investment Income (Loss)	20,569	13,567	61,643	33,171
Net realized gain (loss)	465	1,108	575	1,314
Net change in unrealized gain (loss)	22,232	(5,905)	(29,952)	1,330
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,266	$8,770	$32,266	$35,815

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest income from investments	$32,195	$27,123	$98,591	$68,876
Dividend income	896	—	1,203	—
Other income	422	601	1,591	1,275
Total investment income	$33,513	$27,724	$101,385	$70,151

For the Three Months Ended September 30, 2020 and 2019

Investment income increased to $33.5 million for the three months ended September 30, 2020 from $27.7 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $1.3 billion as of September 30, 2019 to $1.9 billion as of September 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.6% as of September 30, 2019 to 7.5% as of September 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased, which is attributed to the decreased repayment activity in the current period, to $2 thousand from $282 thousand, for the three months ended September 30, 2020 and 2019, respectively. For both the three months ended September 30, 2020 and 2019, PIK income represented less than 5% of investment income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

For the Nine Months Ended September 30, 2020 and 2019

Investment income increased to $101.4 million for the nine months ended September 30, 2020 from $70.2 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio. Our investment portfolio, at par, increased from $1.3 billion as of September 30, 2019 to $1.9 billion as of September 30, 2020, partially offset by a decrease in our portfolio’s weighted average yield at amortized cost from 8.6% as of September 30, 2019 to 7.5% as of September 30, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $2.2 million and $1.7 million, for the nine months ended September 30, 2020 and 2019, respectively. For both the nine months ended September 30, 2020 and 2019, PIK income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase.

Expenses

Expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Offering costs	$563	$919	$2,001	$2,918
Interest expense	6,765	6,704	26,598	17,041
Management fee	6,692	5,302	19,325	13,458
Performance based incentive fees	150	1,864	2,178	6,956
Professional fees	1,043	764	2,957	2,240
Directors' fees	206	162	714	464
Other general and administrative	604	514	1,935	1,387
Total operating expenses	$16,023	$16,229	$55,708	$44,464
Management and incentive fees waived	—	(991)	(506)	(2,792)
Expense Support	(3,079)	(1,081)	(15,460)	(4,692)
Net operating expenses	$12,944	$14,157	$39,742	$36,980

For the Three Months Ended September 30, 2020 and 2019

Net operating expenses decreased to $12.9 million for the three months ended September 30, 2020 from $14.2 million for the same period ended September 30, 2019 primarily due to an increase in expense support and decrease in performance based incentive fees, partially offset by increases in interest expense and management fees. The increase in interest expense of $0.1 million was driven by an increase in average daily borrowings to $617 million from $512 million period over period. The increase in management fees (gross of waivers) of $1.4 million is due to an increase in gross assets driven by an increase in investments. The decrease in performance based incentive fees (gross of waivers) of $1.7 million is due to a decrease in pre-incentive fee net investment income.

For the Nine Months Ended September 30, 2020 and 2019

Net operating expenses increased to $39.7 million for the nine months ended September 30, 2020 from $37.0 million for the same period ended September 30, 2019 primarily due to increases in interest expense and management fees, which were partially offset by a decrease in performance based incentive fees and an increase in expense support. The increase in interest expense of $9.6 million was driven by an increase in average daily borrowings to $606 million from $419 million period over period. The increase in management fees (gross of waivers) of $5.9 million is due to an increase in gross assets driven by an increase in investments. The decrease in performance based incentive fees (gross of waivers) of $4.8 million is due to a decrease in pre-incentive fee net investment income.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2020 and 2019, net unrealized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net change in unrealized gain on investments	$28,528	$1,639	$12,747	$6,332
Net change in unrealized loss on investments	(6,800)	(7,190)	$(43,230)	(4,623)
Translation of assets and liabilities in foreign currencies	504	(354)	531	(379)
Net change in unrealized gain (loss)	$22,232	$(5,905)	$(29,952)	$1,330

For the Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2020. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 96.5% as compared to 95.3% as of June 30, 2020. The primary driver of our portfolio’s net unrealized gains for the three months ended September 30, 2020 was due to improved market conditions and tightening of credit spreads as public health restrictions were lifted and business began to reopen and the government provided fiscal stimulus to support the economy. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Geodigm Corporation (dba National Dentex)	$2,980
Norvax, LLC (dba GoHealth)	2,261
Moore Holdings	1,899
Informatica LLC (fka Informatica Corporation)	1,482
Innovative Water Care Global Corporation	940
Pregis Topco LLC	921
Mavis Tire Express Services Corp.	912
Severin Acquisition, LLC (dba PowerSchool)	837
Remaining portfolio companies	14,013
Swipe Acquisition Corporation (dba PLI)	(3,589)
Entertainment Benefits Group, LLC	(928)
Net unrealized gain (loss) on investments	$21,728

For the Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 96.5% as compared to 98.2% as of December 31, 2019. The primary driver of our portfolio’s net unrealized loss for the nine months ended September 30, 2020 was due to current market conditions and credit spreads widening, the impact of which was primarily seen in the first quarter of 2020, but which has subsequently improved in the second and third quarters as the average fair value of the portfolio has improved. See “COVID-19 Developments” for additional information. The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Norvax, LLC (dba GoHealth)	$3,333
Moore Holdings	1,755
Geodigm Corporation (dba National Dentex)	1,588
Remaining portfolio companies	(13,761)
Swipe Acquisition Corporation (dba PLI)	(6,966)
Aviation Solutions Midco, LLC (dba STS Aviation)	(5,038)
CIBT Global, Inc.	(3,265)
Valence Surface Technologies LLC	(2,751)
Entertainment Benefits Group, LLC	(2,451)
LineStar Integrity Services LLC	(1,599)
Blackhawk Network Holdings, Inc.	(1,328)
Net unrealized gain (loss) on investments	$(30,483)

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2020 and 2019 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net realized gain (loss) on investments	$570	$1,112	$692	$1,322
Net realized gain (loss) on foreign currency transactions	(105)	(4)	(117)	(8)
Net realized gain (loss)	$465	$1,108	$575	$1,314

Realized Gross Internal Rate of Return

Since we began investing in 2017 through September 30, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 12.4% (based on total capital invested of $316.4 million and total proceeds from these exited investments of $346.9 million). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2020 and December 31, 2019, our asset coverage ratios were 259% and 269%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2020 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2020, we had $61.8 million in cash. During the nine months ended September 30, 2020, we used $343.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $604.3 million, partially offset by sell downs and repayments of portfolio investments of $175.0 million, and other operating activity of $85.7 million. Lastly, cash provided by financing activities was $332.3 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $148.0 million and proceeds from the issuance of shares of $258.0 million, partially offset by distributions paid of $37.9 million, debt issuance costs of $2.7 million and repurchased shares of $33.1 million.

As of September 30, 2019, we had $18.1 million in cash. During the nine months ended September 30, 2019, we used $536.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $705.5 million, partially offset by sell downs and repayments of portfolio investments of $157.5 million, and other operating activity of $11.2 million. Lastly, cash provided by financing activities was $534.1 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $216.1 million and proceeds from the issuance of shares of $345.3 million, partially offset by distributions paid of $19.2 million, repurchased shares of $4.1 million and debt issuance costs of $4.0 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,542,945	$57,423	11,856,403	$109,524
Reinvestment of distributions	1,600,689	13,918	676,542	6,143
Repurchased Shares	(1,797,979)	(15,786)	(234,693)	(2,131)
Total shares/gross proceeds	6,345,655	55,555	12,298,252	113,536
Sales load	—	(531)	—	(1,868)
Total shares/net proceeds	6,345,655	$55,024	12,298,252	$111,668

The following table summarizes transactions with respect to shares of our common stock during the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	29,774,883	$265,184	38,119,408	$352,311
Reinvestment of distributions	3,667,408	31,849	1,650,184	14,953
Repurchased Shares	(3,860,624)	(33,086)	(454,675)	(4,126)
Total shares/gross proceeds	29,581,667	263,947	39,314,917	363,138
Sales load	—	(3,153)	—	(7,034)
Total shares/net proceeds	29,581,667	$260,794	39,314,917	$356,104

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
Total	$0.51	$64,507

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
Total	$0.51	$34,138

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

On July 30, 2019, our Board declared regular weekly distributions for October 2019 through December 2019. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

On October 30, 2019, our Board declared regular weekly distributions for January 2020 through March 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

On September 23, 2020, our Board declared regular weekly distributions for October 2020 through December 2020. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

On November 3, 2020, our Board declared regular weekly distributions for January 2021 through March 2021. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through September 30, 2020, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.49	$61,643	95.6%
Net realized gain (loss) on investments(1)	—	575	0.9
Distributions in excess of net investment income	0.02	2,289	3.5
Total	$0.51	$64,507	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Nine Months Ended September 30, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.50	$33,171	97.2%
Net realized gain (loss) on investments	0.02	1,314	3.8
Distributions in excess of net investment income	(0.01)	(347)	(1.0)
Total	$0.51	$34,138	100.0%

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

On May 26, 2020, we conducted a tender offer to repurchase up to $16.3 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.60 per share (which reflects the net offering price per share in effect as of June 24, 2020). The offer expired on June 22, 2020, with approximately 600,204 shares purchased in connection with the repurchase offer

On August 24, 2020, we conducted a tender offer to repurchase up to $21.5 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.78 per share (which reflects the net offering price per share in effect as of September 23, 2020). The offer expired on September 21, 2020, with approximately 1,797,979 shares purchased in connection with the repurchase offer.

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to September 30, 2020 was 25.8% (without upfront sales load) and 19.6% (with maximum upfront sales load).  The following table presents cumulative total returns for the nine months ended September 30, 2020, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	2.8%	4.1%	7.0%	N/A	7.4%	26.0%	19.7%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$353,559	$46,441	$351,409
SPV Asset Facility II	200,000	60,000	140,000	57,629
2024 Notes	300,000	300,000	—	295,912
Promissory Note	50,000	—	50,000	—
Total Debt	$950,000	$713,559	$236,441	$704,950

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $2.1 million, $2.4 million and $4.1 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Interest expense	$6,135	$6,108	$22,062	$15,583
Amortization of debt issuance costs	630	596	4,536	1,458
Total Interest Expense	$6,765	$6,704	$26,598	$17,041
Average interest rate	3.6%	4.7%	4.0%	4.9%
Average daily borrowings	$616,963	$511,745	$606,360	$419,234

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2020 and the fiscal years ended December 31, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note
September 30, 2020 (unaudited)	$—	$2,591	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
September 30, 2020 (unaudited)	$353.6	$2,591	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
September 30, 2020 (unaudited)	$60	$2,591	—	N/A
2024 Notes
September 30, 2020 (unaudited)	$300.0	$2,591	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

SPV Asset Facility II

On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian.  On October 30, 2020, the parties to the SPV Asset Facility II entered into an amendment agreement to increase the maximum principal amount of the SPV Asset Facility II and make certain other changes (the “SPV Facility II Amendment”). The summary below reflects the terms of the SPV Asset Facility II as amended by the SPV Facility II Amendment.

From time to time, we expect to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing II.  No gain or loss will be recognized as a result of these sales and contributions.  Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from us.  We retain a residual interest in assets contributed to or acquired by ORCC II Financing II through our ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II is $325 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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

Amounts drawn bear interest at LIBOR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and LIBOR plus 0.25%) plus, (x) with respect to revolving loans, 2.75% and (y) with respect to term loans, 2.45% during the SPV Asset Facility II’s reinvestment period and 2.70% thereafter. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II.  The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default.  The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets.  Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.

Borrowings of ORCC II Financing II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

Promissory Note

On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, our Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On November 6, 2018, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On October 30, 2019, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, our Board increased the approved amount to an aggregate of $35 million. On March 8, 2019, the Board increased the approved amount to an aggregate of $50 million. On October 30, 2019, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. We may re-borrow any amount repaid; however, there is no funding commitment between the Adviser and us.

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

2024 Notes

On November 26, 2019, we issued $300 million aggregate principal amount of our 4.625% notes due 2024 (the “Existing 2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.

On October 21, 2020, we issued an additional $50 million aggregate principal amount of our 4.625% note due 2024 (the “Additional 2024 Notes” and together with the Existing 2024 Notes, the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Additional 2024 Notes will be treated as a single series with the Existing 2024 Notes and will have the same terms as the Existing 2024 Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
($ in thousands)
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured delayed draw term loan	$444	$—
11849573 Canada Inc. (dba Intelerad Medical Systems Incorporated)	First lien senior secured revolving loan	1,510	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	687	687
Amspec Services Inc.	First lien senior secured revolving loan	674	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	487	852
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	1,034	—
Associations, Inc.	First lien senior secured delayed draw term loan	75	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
BIG Buyer, LLC	First lien senior secured revolving loan	833	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	1,875	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
ConnectWise, LLC	First lien senior secured revolving loan	3,611	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Datix Bidco Limited (dba RLDatix)	First lien senior secured delayed draw term loan	10,000	—
Datix Bidco Limited (dba RLDatix)	Second lien senior secured delayed draw term loan	5,000	—
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	6,087	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	407	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	4,103	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	276	2,400
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	—
Galls, LLC	First lien senior secured revolving loan	1,626	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	345	—

Portfolio Company	Investment	September 30, 2020	December 31, 2019
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,985	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	4,423	8,100
Hometown Food Company	First lien senior secured revolving loan	345	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	459	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	763	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	2,520	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,064	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	437	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	121	686
Litera Bidco LLC	First lien senior secured revolving loan	759	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	—
Lytx, Inc.	First lien senior secured revolving loan	—	93
Manna Development Group, LLC	First lien senior secured revolving loan	—	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	550	832
Nelipak Holding Company	First lien senior secured revolving loan	352	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Nutraceutical International Corporation	First lien senior secured delayed draw term loan	4,941	—
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	—
Offen, Inc.	First lien senior secured delayed draw term loan	1,327	1,327
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,069	—

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	11,398	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	171	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured delayed draw term loan	564	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	520	387
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	3,590	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	469	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	599	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	4,193	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	469	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	522	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,989	1,989
Zenith Energy U.S. Logistics Holdings, LLC	First lien senior secured delayed draw term loan	15,000	—
Total Unfunded Portfolio Company Commitments		$159,476	$146,793

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $11.5 million for the period from October 15, 2015 (Inception) to September 30, 2020, of which $11.5 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2020, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II, 2024 Notes and Promissory Note as of September 30, 2020, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$353,559	$—	$353,559	$—	$—
SPV Asset Facility II	60,000	—	—	—	60,000
2024 Notes	300,000	—	—	300,000	—
Promissory Note	—	—	—	—	—
Total Contractual Obligations	$713,559	$—	$353,559	$300,000	$60,000

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of September 30, 2020, 96.6% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.79%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$42.7	$12.4	$30.3
Up 200 basis points	$24.7	$8.3	$16.4
Up 100 basis points	$6.8	$4.1	$2.7
Up 50 basis points	$1.7	$2.1	$(0.4)
Down 25 basis points	$(0.8)	$(1.0)	$0.2

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, “Item 1A. RISK FACTORS” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things.

While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, as of late September 2020, travelers from the United States are not allowed to visit Canada, Australia, or the majority of countries in Europe, Asia, Africa, and South America.  These continued travel restrictions may prolong the global economic downturn. The absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

The COVID-19 pandemic has resulted in widespread outbreaks of illness and numerous deaths, adversely impacted global and U.S. commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries, including the U.S. and states in which our portfolio companies operate, have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies have benefited or may benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

Further, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party is expected to control the executive branch of government. Control of the legislative branch of government is uncertain and may remain uncertain for several weeks. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business, properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this quarterly report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID 19 and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).  In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under the current conditions

The market value of our common stock may fluctuate significantly.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2020, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 2, 2020	December 31, 2019	336,695	$9.02
January 29, 2020	January 28, 2020	286,920	$9.03
February 26, 2020	February 25, 2020	306,754	$9.03
April 1, 2020	March 31, 2020	434,943	$8.30
April 29, 2020	April 28, 2020	349,691	$8.41
May 27, 2020	May 26, 2020	351,716	$8.48
July 1, 2020	June 30, 2020	439,120	$8.60
July 29, 2020	July 28, 2020	355,151	$8.68
August 26, 2020	August 25, 2020	359,528	$8.72
September 30, 2020	September 29, 2020	446,890	$8.78

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

On August 24, 2020, we conducted a tender offer to repurchase up to $21.5 million of our issued and outstanding common stock, par value $0.01 per share, at a price equal to $8.78 per share (which reflects the net offering price per share in effect as of September 23, 2020). The offer expired on September 21, 2020, with approximately 1,797,979 shares purchased in connection with the repurchase offer.

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

10.1*

Amendment and Commitment Increase Agreement, dated as of October 30, 2020, among ORCC II Financing II LLC, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Cortland Capital Market Services LLC, as document custodian and the Lenders party thereto.

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

Owl Rock Capital Corporation II

Date: November 10, 2020	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 10, 2020	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer