Form 10-K
period 2020-12-31
Owl Rock Capital Corp II
filed 2021-03-05
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2020 has not been provided because there is no established market for the registrant’s shares of common stock.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☒

As of March 4, 2021, the registrant had 150,473,719 shares of common stock, $0.01 par value per share, outstanding.

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

We are externally managed by Owl Rock Capital Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2020, our Adviser and its affiliates have originated $27.7 billion aggregate principal amount of investments, and $25.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% of below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2020, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $515 million and weighted average annual EBITDA of $118 million.

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

As of December 31, 2020, based on fair value, our portfolio consisted of 74.8% first lien debt investments, 22.8% second-lien debt investments, 0.3% unsecured investments and 2.1% equity investments. Approximately 97.0% of our debt investments based on fair value as of December 31, 2020 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2020, we had investments in 115 portfolio companies, with an average investment size in each of our portfolio companies of approximately $18.6 million based on fair value.

As of December 31, 2020, our portfolio was invested across 28 different industries. The largest industries in our portfolio as of December 31, 2020 were internet software and services and food and beverage, which represented, as a percentage of our portfolio, 13.5% and 8.9%, respectively, based on fair value.

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced our follow-on continuous public offering (the ”follow-on offering”) for up to 160,000,000 shares of our common stock. See “Continuous Public Offering.” On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2020, we have issued 143,313,940 shares of our common stock for gross proceeds of approximately $1.3 billion. As of March 4, 2021, we had raised total gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). We have entered into two special purpose vehicle asset credit facilities (the “SPV Asset Facility I”, and the “SPV Asset Facility II”, respectively) and a promissory note (the “Promissory Note”), which matured on December 31, 2020, and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed a wholly owned subsidiary, or SPV, which enters into a credit agreement. We periodically sell and contribute investments to the SPV and the SPV uses the proceeds from the credit agreement to finance the purchase of assets, including from us. In addition, we have issued unsecured notes maturing in 2024 (the “2024 Notes”).  We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from our continuous public offering to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt” for a discussion of the SPV Asset Facilities and the Promissory Note.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction with result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into an amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Diversified Advisors LLC (“ORDA”), and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORDA and ORTA, the “Owl Rock Advisors”). As of December 31, 2020, the Owl Rock Advisors managed $27.1 billion in AUM. The Owl Rock Advisors focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

Strategy	Funds	Asset Under Management

Diversified Lending. The Owl Rock Advisors primarily originate and make loans to, and make debt and equity investments in, U.S. middle market companies The Owl Rock Advisors invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The diversified lending strategy is currently managed through four BDCs and a separately managed account: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation III (“ORCC III”), the Company, Owl Rock Core Income Corp. (“ORCIC”) and the Diversified Lending Managed Account.

As of December 31, 2020, the Owl Rock Advisors have $17.2 billion of assets under management across these products.

Technology Lending. The Owl Rock Advisors are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. The Owl Rock Advisors originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The investment objective of the funds with this investment strategy is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.

	The technology lending strategy is managed through Owl Rock Technology Finance Corp. (“ORTF” and together with the Company, ORCC, ORCC III, and ORCIC, the “Owl Rock BDCs”), a BDC.	As of December 31, 2020, the Owl Rock Advisors have $5.4 billion of assets under management across these products.

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through a private fund and separately managed accounts (the “First Lien Funds”).	As of December 31, 2020, the Owl Rock Advisors have $3.0 billion of assets under management across these products.

Opportunistic Lending. The Owl Rock Advisors intend to make opportunistic investments in U.S. middle-market companies by providing a variety of approaches to financing, including but not limited to originating and/or investing in secured debt, unsecured debt, mezzanine debt, other subordinated debt, interests senior to common equity, as well as equity securities (or rights to acquire equity securities) which may or may not be acquired in connection with a debt financing transaction, and doing any and all things necessary, convenient or incidental thereto as necessary or desirable to promote and carry out such purpose. The funds with this investment strategy seek to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets.

The opportunistic lending strategy is managed through a private fund and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds and the Diversified Lending Managed Account, the “Owl Rock Private Funds”).

As of December 31, 2020, the Owl Rock Advisors have $1.5 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.”

The Owl Rock Advisers may provide management or investment advisory services to entities that have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting the Adviser to certain conflicts of interest.”

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

The Adviser's address is 399 Park Avenue, 38th floor, New York, NY 10022.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency:

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of October 2020 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Since its inception through December 31, 2020, the Adviser and its affiliates have reviewed over 5,200 opportunities and have sourced potential investment opportunities from over 530 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its relationships, allowing it to be highly selective in the transactions it pursues.

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

Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and assess each portfolio company’s operational and liquidity exposure and outlook. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk.

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

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, management teams, financial intermediaries and advisers, investment bankers, private equity sponsors, family offices, accounting firms and law firms. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

•	understanding the purpose of the loan, the key personnel and variables, as well as the sources and uses of the proceeds;
•	meeting the company’s management and key personnel, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•	checking management’s backgrounds and references;
•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•	contacting customers and vendors to assess both business prospects and standard practices;
•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•	leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•	assessing business valuation and corresponding recovery analysis;
•	developing downside financial projections and liquidation analysis;
•	reviewing environmental, social and governance ("ESG") considerations including consulting the Sustainability Accounting Standards Board's Engagement Guide for ESG considerations; and
•	investigating legal and regulatory risks and financial and accounting systems and practices.

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

Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See "Investment Process Overview - Inclusion of Covenants."

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•

First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans.  As of December 31, 2020, 36% of our first lien debt was comprised of unitranche loans.

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

Investment Portfolio

As of December 31, 2020 and 2019, we had made investments with an aggregate fair value of $2.1 billion and $1.4 billion, respectively, in 115 and 89 portfolio companies, respectively. Investments consisted of the following at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$1,608,056	$1,595,836	$(12,220)	$1,192,787	$1,191,620	$(1,167)
Second-lien senior secured debt investments	492,311	487,614	(4,697)	248,541	248,196	(345)
Unsecured debt investments	6,834	7,182	348	—	—	—
Equity investments	37,462	44,841	7,379	1,679	1,710	31
Total Investments	$2,144,663	$2,135,473	$(9,190)	$1,443,007	$1,441,526	$(1,481)

As of December 31, 2020 and 2019, we had outstanding commitments to fund unfunded investments totaling $124.1 million and $146.8 million, respectively.

The industry composition of investments at fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Advertising and media	1.1%	3.0%
Aerospace and defense	2.8	5.9
Automotive	1.2	1.6
Buildings and real estate	4.9	5.6
Business services	5.3	6.4
Chemicals	2.9	2.8
Consumer products	3.8	1.4
Containers and packaging	1.9	1.9
Distribution	4.7	5.4
Education	3.2	4.3
Energy equipment and services	0.1	0.1
Financial services	2.1	2.1
Food and beverage	8.9	5.5
Healthcare equipment and services	2.9	—
Healthcare providers and services	5.6	7.9
Healthcare technology	4.2	5.2
Household products	1.4	1.7
Human resource support services(1)	0.0	—
Infrastructure and environmental services	0.6	1.0
Insurance	8.8	7.4
Internet software and services	13.5	7.3
Leisure and entertainment	1.5	1.9
Manufacturing	5.8	3.9
Oil and gas	1.9	2.0
Professional services	4.3	7.8
Specialty retail	3.1	4.2
Telecommunications	0.4	0.5
Transportation	3.1	3.2
Total	100.0%	100.0%

________________

(1)	Fair value as of December 31, 2020 rounds to less than 0.1%.

The geographic composition of investments at fair value at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
United States:
Midwest	19.2%	19.8%
Northeast	11.7	16.1
South	40.1	43.3
West	22.6	16.3
Belgium	1.4	2.2
Canada	1.4	0.5
Israel	0.6	—
United Kingdom	3.0	1.8
Total	100.0%	100.0%

Capital Resources and Borrowings

We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. Our current target leverage ratio is 0.75x. As of December 31, 2020 and 2019, our asset coverage was 242% and 269%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,147	$34,853	$363,312
SPV Asset Facility II	325,000	191,000	27,698	187,859
2024 Notes	350,000	350,000	—	345,450
Total Debt	$1,075,000	$906,147	$62,551	$896,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of our SPV Asset Facility is presented net of deferred financing costs of $5.7 million.

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

The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

Continuous Public Offering

We commenced a continuous public offering of up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. As of December 31, 2020 we were selling shares or our common stock at an offering price of $9.49 per share.  If our net asset value increases above our net proceeds per share, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deducting upfront selling commissions and dealer manager fees, that is below our net asset value per share. Also, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price in order to establish a new net offering price per share that is not more than 2.5% above our net asset value.

Since commencing our continuous public offering and through December 31, 2020, we have issued 143,313,940 shares of our common stock for gross proceeds of approximately $1.3 billion. As of  March 4, 2021, we have raised total gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in a private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors.

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of us as defined in the 1940 Act.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition company. The Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. See "Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC."

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

The following is a graphical representation of the calculation of the quarterly incentive fee on income:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of adjusted capital)

0%	1.5%	1.818%

¬ 0% ®	¬ 100% ®	¬ 17.5% ®

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

Organization and Offering Costs

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. These expenses include those deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company's stock). The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.

Limitations of Liability and Indemnification

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

Board Approval of the Investment Advisory Agreement

The Board held a meeting on January 12, 2021  to consider and approve the continuation of the Investment Advisory Agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the third amended and restated investment advisory agreement, as well as related matters. See "Business –The Adviser and Administrator – Owl Rock Capital Advisors LLC." The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the third amended and restated investment advisory agreement, as being in the best interests of our shareholders.

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

The continuation of the Administration Agreement and, subject to the consummation of the Transaction, the amended and restated administration agreement, was approved by the Board on January 12, 2021. See "Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC." Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. To the extent that Owl Rock Capital Advisors outsources any of its functions we will pay the fees associated with such functions without profit to Owl Rock Capital Advisors.

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

As of December 31, 2020, the amount of Expense Support Payments provided by the Adviser since inception is $31.3 million. Management believes that the Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2020. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	—	—	3,216	6.5%	December 31, 2023	0.71%
Total	$31,305	$1,319	$1,621	$28,365

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

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates, including the other Owl Rock BDCs, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage the us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Owl Rock Clients. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Owl Rock Clients and other portfolio funds established by the Owl Rock Advisers that could avail themselves of exemptive relief.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

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

(ii) has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, other Owl Rock Clients and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation and other Owl Rock Clients that could avail themselves of the exemptive relief.

Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisor Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of Our Outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first become effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.

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

The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its shareholders.

        If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our shareholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.

In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.

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

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

We are subject to risks related to the economy.

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•	The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
•

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

•	Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

We are subject to risks related to our business.

•	The lack of liquidity in our investments may adversely affect our business.
•	Defaults under the SPV Asset Facilities or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•

To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.

•

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

•

Because our business model depends to a significant extent upon the Adviser’s relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•

Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.

•	The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

We are subject to risks related to our Adviser and its affiliates.

•

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

•	Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•	We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.
•	We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•	Our ability to enter into transactions with our affiliates is restricted.

We are subject to risks related to business development companies.

•

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

•

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

We are subject to risks related to our investments.

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•	Defaults by our portfolio companies could jeopardize a portfolio company's ability to meet its obligations under the debt or equity investments that we hold, which could harm our operating results.
•

Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

•

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

•	We are, and will continue to be, exposed to risks associated with changes in interest rates.
•	International investments create additional risks.

We are subject to risks related to an investment in our common stock.

•	The market value of our common stock may fluctuate significantly.
•

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

We are subject to risks related to U.S. federal income tax.

•

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Economy

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. See “The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

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

In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies,  many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases  have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals that have been adversely affected by the COVID-19 pandemic; however, our portfolio companies have not benefited from the CARES Act and we do not expect that they will benefit from most of the other subsequent legislation intended to provide financial relief or assistance.

In addition,  disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies' operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described herein.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether there will be additional economic shutdowns. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Price declines in the corporate leveraged loan market, including as a result of the COVID-19 pandemic, may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the current disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

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

Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

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

Risks Related to Our Business

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

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See "—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage." The amount of leverage that we employ will depend on our Adviser's and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.

Amounts drawn under the SPV Asset Facility I bear interest at LIBOR plus a 2.25% spread, and after a ramp-up period, the spread is also payable on any undrawn amounts. Amounts drawn under the SPV Asset Facility II bear interest at LIBOR plus (i) 2.75% with respect to revolving loans and (ii) 2.45% with respect to term loans during the SPV Asset Facility II’s reinvestment period and 2.70% thereafter. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility I and the SPV Asset Facility II (collectively, the “SPV Asset Facilities”) contain customary covenants, including certain financial maintenance covenants, limitations on the activities of our subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. SPV Asset Facility I is secured by a perfected first priority security interest in the Company's equity interests in certain of its subsidiaries and the SPV Asset Facilities are secured by a perfected first priority interest in the assets of certain of the Company’s subsidiaries and on any payments received by those subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing SPV Asset Facility I, certain subsidiaries will also be required to provide certain cash collateral. Assets pledged to the lenders will not be available to pay the debts of the Company.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-19.79%	-11.24%	-2.68%	5.87%	14.42%

________________

(1)

Assumes, as of December 31, 2020, (i) $2.2 billion in total assets, (ii) $0.9 billion in outstanding indebtedness, (iii) $1.3 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.8%.

  See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition, Liquidity and Capital Resources" for more information regarding our borrowings.

Defaults under the SPV Asset Facilities or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.

In the event we default under the SPV Asset Facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the SPV Asset Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the SPV Asset Facilities or any other future borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder. This could reduce our liquidity and cash flow and impair our ability to grow our business. Substantially all of our assets are currently pledged as collateral under the SPV Asset Facilities. If we were to default on our obligations under the terms of the SPV Asset Facilities or any future debt instrument the agent for the applicable lenders would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, to obtain funds which may be made available for investments. The SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes mature on November 30, 2022, April 14, 2029, and November 26, 2024, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. If this ratio declines below 200% (or 150% if certain requirements are met), we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

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

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board, based on, among other things, input from our Adviser and our Audit Committee. Our Board will utilize the services of an independent third-party valuation firm(s) engaged at the direction of our Board to aid us in determining the fair value of our investments. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies – Investments at Fair Value.”

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•sudden electrical or telecommunications outages;

•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics, including the COVID-19 pandemic;

•events arising from local or larger scale political or social matters, including terrorist acts;

•outages due to idiosyncratic issues at specific service providers; and

•cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

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

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value of our investments in these portfolio companies and, as a result, on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom formally left the European Union on January 31, 2020. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Risks Related to Our Adviser and Its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Dealer Manager and our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Dealer Manager to earn additional upfront selling commissions and dealer manager fees and the Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Owl Rock Advisers currently manage the Owl Rock Clients and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we invest, including providing arrangement, syndication, origination structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.

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

Specifically, we may compete for investments with the Owl Rock Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Owl Rock Advisers' allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by the Adviser or its affiliates that could avail themselves of the exemptive relief.

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers manage assets for accounts other than us, including private funds, including, but not limited to, the Owl Rock Clients. Actions taken by the Owl Rock Advisers on behalf of other Owl Rock Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as the Owl Rock Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Owl Rock Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Owl Rock Clients (including us).

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability by reason of willful malfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of negligence or misconduct in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser, and thus, us.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

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

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk”. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets to satisfy our loan, or our loan may be subject to "equitable subordination." This means that depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance," if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, and exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

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

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and taxable income prior to receipt of cash, including the following:

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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

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

We are, and will continue to be, exposed to risks associated with changes in interest rates.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

Many of our debt investments are based on floating interest rates, such as LIBOR, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

We do not have a policy governing the maturities of our investments. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate.

To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser.

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

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or to maintain our tax treatment as a RIC. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

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

If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

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

Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 450 million shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of RIC tax treatment or BDC status;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes in earnings or variations in operating results;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of our Adviser or certain of its key personnel;
•	general economic trends and other external factors;
•	loss of a major funding source; and
•	the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

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

If our net asset value increases above our net proceeds per share as stated in this Annual Report, we will sell our shares at a higher price as necessary to ensure that shares are not sold at a net price, after deduction of upfront selling commissions and dealer manager fees, which is below our net asset value per share. Also we will file a supplement to this Annual Report with the SEC, or amend our registration statement, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in this Annual Report. Therefore, the net proceeds per share, net of the sales load, from a new investor may be in excess of the then current net asset value per share.

In addition, in the event of a material decline in our net asset value per share which we consider to be a 2.5% decrease below our current net offering price, we will reduce our offering price to establish a new net offering price per share that is not more than 2.5% above our net asset value.

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

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock, debt securities or convertible debt, or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. To counteract such an event, we might need to liquidate investments to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect certain members of our Board and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Risks Related to U.S. Federal Income Tax

We cannot predict how tax reform legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. For example, in December 2017, Congress passed tax reform legislation that made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

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

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

General Risk Factors

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020, commencing January 2021, the Democratic Party gained control of the executive and legislative branches of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business, properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

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

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive and legislative branches of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiate various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Our Bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.

Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of the Company’s director, officer or other agent to the Company or to its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the

Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an "emerging growth company" under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes).  In response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under the current conditions.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	39,312,181	$349,802	55,828,487	$514,650	38,365,220	$358,134
Reinvestment of distributions	4,755,971	41,437	2,197,193	19,887	797,371	7,241
Repurchased Shares	(4,654,715)	(40,059)	(851,590)	(7,706)	(168,106)	(1,527)
Total shares/gross proceeds	39,413,437	351,180	57,174,090	526,831	38,994,485	363,848
Sales load	—	(3,892)	—	(9,565)	—	(9,847)
Total shares/net proceeds	39,413,437	$347,288	57,174,090	$517,266	38,994,485	$354,001

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

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

On February 23, 2021, the Board declared regular weekly distributions for April 2021 through June 2021. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through December 31, 2020, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of net investment income(1)	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

________________

(1)	The per share amounts round to less than $0.01 per share.

Holders

As of March 4, 2021, there were approximately 14 thousand holders of record of our common stock.

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)	Not applicable because the senior securities are not registered for public trading.
(5)	Promissory Note expired on December 31, 2020.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2020, 2019, 2018 and 2017. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Consolidated Statement of Operations Data
Income
Total investment income	$142,440	$101,471	$34,161	$2,023
Expenses
Total Operating Expenses	77,731	63,741	23,705	3,492
Expense Support	(18,676)	(7,043)	(2,646)	(2,940)
Management and incentive fees waived	(506)	(4,074)	(3,181)	—
Recoupment of expense support	—	—	1,319	—
Net Operating Expenses	58,549	52,624	19,197	552
Net investment income before income taxes	$83,891	$48,847	$14,964	$1,471
Income tax, including excise tax expense	714	—	—	—
Net investment income after income taxes	$83,177	$48,847	$14,964	$1,471
Total net realized and unrealized gain (loss) on investments	(15,911)	3,138	(2,525)	97
Increase in net assets resulting from operations	$67,266	$51,985	$12,439	$1,568
Earnings per common share – basic and diluted	$0.52	$0.68	$0.47	$0.45

($ in thousands, except per share amounts)	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017
Consolidated Balance Sheet Data
Investments at fair value	$2,135,473	$1,441,526	$728,812	$66,136
Cash (including foreign cash)	42,830	73,117	20,903	43,131
Total assets	2,199,674	1,528,277	754,989	110,340
Total debt (net of unamortized debt issuance costs)	896,621	555,225	298,798	17,564
Total liabilities	913,370	570,998	316,779	21,257
Total net assets	1,286,304	957,279	438,210	89,083
Net asset value per share	$8.84	$9.03	$8.97	$9.03
Other Data:
Number of portfolio companies at year end	115	89	59	20
Distributions Declared Per Share	$0.66	$0.68	$0.68	$0.49
Total return based on net asset value(1)	5.7%	7.1%	6.7%	5.9%
Weighted average total yield of portfolio at fair value	7.9%	8.4%	9.0%	9.0%
Weighted average total yield of portfolio at amortized cost	7.8%	8.4%	8.8%	9.0%
Weighted average yield of debt and income producing securities at fair value	8.0%	8.4%	9.1%	9.1%
Weighted average yield of debt and income producing securities at amortized cost	7.9%	8.4%	8.8%	9.1%
Fair value of debt investments as a percentage of principal	97.7%	98.2%	97.9%	97.7%

________________

(1)

Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2020 was 29.6% (without upfront sales load) and 23.2% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by our Adviser. Our Adviser is registered with the SEC as an investment adviser under the Advisers Act, as amended (the "Advisers Act"). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of eight directors, five of whom are independent.

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through December 31, 2020, we have issued 143,313,940 shares of our common stock for gross proceeds of approximately $1.3 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of March 4, 2021, we have issued 147,640,991 shares of our common stock and have raised total gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.

The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA”), which also are investment advisers and subsidiaries of Owl Rock Capital Partners. ORTA serves as investment to Owl Rock Technology Finance Corp. and ORDA serves as investment adviser to Owl Rock Capital Corporation III. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.

In addition, we and the Adviser have entered into a dealer manager agreement with Owl Rock Securities and certain participating broker dealers to solicit capital. Fees paid pursuant to these agreements will be paid by our Adviser.

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business — The Adviser and Administrator — Owl Rock Capital Advisors LLC.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including the Owl Rock Clients in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisors’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Adviser or its affiliates that could avail themselves of exemptive relief.

On February 28, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC makes loans to borrowers headquartered in California. For time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

During the year ended December 31, 2020, we experienced a decrease in originations, which reflects the lower levels of private equity deal activity in that time period; however, for the three months ended December 31, 2020, we experienced an increase in originations compared to prior quarter. For the three months ended March 31, 2021, we expect the performance of our portfolio companies to continue to be impacted by COVID-19 and the related economic slowdown, and therefore, while we have highlighted our liquidity and available capital, we are focused on preserving that capital for our existing portfolio companies in order to protect the value of our investments.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2020, our Adviser and its affiliates have originated $27.7 billion aggregate principal amount of investments, of which $25.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of December 31, 2020, our average investment size in each of our portfolio companies was approximately $18.6 million based on fair value. As of December 31, 2020, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.8% of our total portfolio based on fair value, had weighted average annual revenue of $515 million and weighted average annual EBITDA of $118 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2020, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under generally accepted accounting principles (“ U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income.  We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2020, the amount of Expense Support payments provided by our Adviser since inception is $31.3 million.

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

Leverage

The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act; however, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. We are permitted to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such shareholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the required majority (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approves such increase with such approval becoming effective after one year. In either case, we would be required to extend to our shareholders, as of the date of such approval, the opportunity to sell the shares of common stock that they hold and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. For shareholders accepting such an offer, the Company would be required to repurchase 25% of such shareholders’ eligible shares in each of the four calendar quarters following the calendar quarter in which the approval occurs. In addition, before incurring any such additional leverage, we would have to renegotiate or receive a waiver from the contractual leverage limitations under our existing credit facilities and notes. Our current target leverage ratio is 0.75x.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors, which continue to remain true in the current environment, with the economic shutdown resulting from the COVID-19 national health emergency:

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.5 trillion as of October 2020, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2020 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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

Portfolio and Investment Activity

As of December 31, 2020, based on fair value, our portfolio consisted of 74.8% first lien senior secured debt investments (of which 36% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 22.8% second-lien senior secured debt investments, 0.3% unsecured investments and 2.1% equity investments.

As of December 31, 2020, our weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.0% and 7.9%, respectively.

As of December 31, 2020 we had investments in 115 portfolio companies with an aggregate fair value of $2.1 billion.

Based on current market conditions, the pace of our investment activities may vary.

Our investment activity for the years ended December 31, 2020, 2019 and 2018 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Years Ended December 31,
	2020	2019	2018
New investment commitments
Gross originations	$983,408	$1,021,558	$952,391
Less: Sell downs	(48,426)	(24,608)	(68,372)
Total new investment commitments	$934,982	$996,950	$884,019
Principal amount of investments funded:
First-lien senior secured debt investments	$544,060	$694,269	$624,880
Second-lien senior secured debt investments	245,220	155,934	116,819
Unsecured debt investments	6,749	—	22,000
Equity investments	29,958	509	1,679
Total principal amount of investments funded	$825,987	$850,712	$765,377
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(213,408)	$(141,445)	$(76,542)
Second-lien senior secured debt investments	(7,308)	(13,300)	(34,498)
Unsecured debt investments	—	(22,000)	—
Equity investments	(193)	(509)	(377)
Total principal amount of investments sold or repaid	$(220,909)	$(177,254)	$(111,417)
Number of new investment commitments in new portfolio companies(1)	33	39	49
Average new investment commitment amount	$20,595	$20,508	$14,793
Weighted average term for new investment commitments (in years)	6.0	6.1	5.7
Percentage of new debt investment commitments at floating rates	93.5%	100.0%	97.5%
Percentage of new debt investment commitments at fixed rates	6.5%	0.0%	2.5%
Weighted average interest rate of new investment commitments(2)	7.5%	7.9%	8.5%
Weighted average spread over LIBOR of new floating rate investment commitments	6.6%	6.0%	5.6%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)

Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.24%, 1.91% and 2.81% as of December 31, 2020, 2019 and 2018, respectively.

Investments at fair value and amortized cost consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,608,056	$1,595,836	(1)	$1,192,787	$1,191,620	(2)
Second-lien senior secured debt investments	492,311	487,614		248,541	248,196
Unsecured debt investments	6,834	7,182		—	—
Equity investments	37,462	44,841		1,679	1,710
Total Investments	$2,144,663	$2,135,473		$1,443,007	$1,441,526

________________

(1)	36% of which we consider unitranche loans.
(2)	43% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Advertising and media	1.1%	3.0%
Aerospace and defense	2.8	5.9
Automotive	1.2	1.6
Buildings and real estate	4.9	5.6
Business services	5.3	6.4
Chemicals	2.9	2.8
Consumer products	3.8	1.4
Containers and packaging	1.9	1.9
Distribution	4.7	5.4
Education	3.2	4.3
Energy equipment and services	0.1	0.1
Financial services	2.1	2.1
Food and beverage	8.9	5.5
Healthcare equipment and services	2.9	—
Healthcare providers and services	5.6	7.9
Healthcare technology	4.2	5.2
Household products	1.4	1.7
Human resource support services(1)	0.0	—
Infrastructure and environmental services	0.6	1.0
Insurance	8.8	7.4
Internet software and services	13.5	7.3
Leisure and entertainment	1.5	1.9
Manufacturing	5.8	3.9
Oil and gas	1.9	2.0
Professional services	4.3	7.8
Specialty retail	3.1	4.2
Telecommunications	0.4	0.5
Transportation	3.1	3.2
Total	100.0%	100.0%

________________

(1)	Fair value as of December 31, 2020 rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
United States:
Midwest	19.2%	19.8%
Northeast	11.7	16.1
South	40.1	43.3
West	22.6	16.3
Belgium	1.4	2.2
Canada	1.4	0.5
Israel	0.6	—
United Kingdom	3.0	1.8
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average total yield of portfolio	7.9%	8.4%
Weighted average total yield of accruing debt and income producing securities	8.0%	8.4%
Weighted average interest rate of accruing debt securities	7.3%	7.9%
Weighted average spread over LIBOR of all accruing floating rate investments	6.4%	6.1%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$240,885	11.3%	$97,002	6.7%
2	1,726,916	80.8	1,296,613	90.0
3	129,468	6.1	47,911	3.3
4	38,204	1.8	—	—
5	—	—	—	—
Total	$2,135,473	100.0%	$1,441,526	100.0%

The increase in investments rated by our Adviser as a 3, 4 and 5 as of December 31, 2020 as compared to December 31, 2019 can be attributed to either COVID-19 related market disruptions or the underlying performance of the portfolio company. See “COVID-19 Developments” for additional information.

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,097,105	99.5%	$1,441,328	100.0%
Non-accrual	10,096	0.5	—	—
Total	$2,107,201	100.0%	$1,441,328	100.0%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Total Investment Income	$142,440	$101,471	$34,161
Less: Net Operating Expenses	58,549	52,624	19,197
Net Investment Income (Loss) Before Taxes	83,891	48,847	14,964
Less: Income taxes (benefit), including excise taxes	714	—	—
Net Investment Income (Loss) After Taxes	83,177	48,847	14,964
Net realized gain (loss)	(6,956)	1,528	737
Net change in unrealized gain (loss)	(8,955)	1,610	(3,262)
Net Increase (Decrease) in Net Assets Resulting from Operations	$67,266	$51,985	$12,439

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Interest income from investments	$136,758	$99,047	$33,165
Dividend income	3,432	—	—
Other income	2,250	2,424	996
Total investment income	$142,440	$101,471	$34,161

For the Years Ended December 31, 2020 and 2019

Investment income increased to $142.4 million for the year ended December 31, 2020 from $101.5 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our investment portfolio which, at par, increased from $1.5 billion as of December 31, 2019, to $2.1 billion as of December 31, 2020, partially offset by a decrease in our portfolio’s weighted average yield from 8.4% as of December 31, 2019 to 7.9% as of December 31, 2020. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees represented $3.9 million and $2.6 million, for the years ended December 31, 2020 and 2019, respectively. In addition to the growth in the portfolio, the incremental increase in investment income was primarily due to an increase in dividend income earned from our investment in the Windows Entities of $3.4 million, that was not earned in 2019. For the year ended December 31, 2020, the increase in investment income was partially driven by increased origination activity as a result of merger activity which has since leveled off. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

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

Expenses

Expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Offering costs	$2,573	$3,759	$3,933
Interest expense	34,430	24,433	7,318
Management fee	26,877	19,502	6,463
Performance based incentive fees	5,960	10,306	2,328
Professional fees	4,133	2,973	2,170
Directors' fees	958	658	334
Other general and administrative	2,800	2,110	1,159
Total operating expenses	$77,731	$63,741	$23,705
Management and incentive fees waived	(506)	(4,074)	(3,181)
Expense Support	(18,676)	(7,043)	(2,646)
Recoupment of Expense Support	—	—	1,319
Net operating expenses	$58,549	$52,624	$19,197

For the Years Ended December 31, 2020 and 2019

Net operating expenses increased to $58.5 million for the year ended December 31, 2020 from $52.6 million for the same period ended December 31, 2019 primarily due to increases in interest expense and management fees, partially offset by an increase in expense support and decrease in performance based incentive fees. The increase in interest expense of $10.0 million was driven by an increase in average daily borrowings to $646 million from $449 million period over period. The increase in management fees (gross of waivers) of $7.4 million is due to an increase in gross assets driven by an increase in investments. The decrease in performance based incentive fees (gross of waivers) of $4.3 million is due to a decrease in pre-incentive fee net investment income.

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

For the year ended December 31, 2020, certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2020, we recorded a net tax expense of $714 thousand. For the years ended December 31, 2019 and 2018, we did not record a net tax expense, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gains (Losses)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2020, 2019 and 2018, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Net change in unrealized gain on investments	$21,106	$6,634	$1,540
Net change in unrealized loss on investments	(30,454)	(5,019)	(4,802)
Income tax (provision) benefit	(1,229)	—	—
Translation of assets and liabilities in foreign currencies	1,622	(5)	—
Net change in unrealized gain (loss)	$(8,955)	$1,610	$(3,262)

For the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of December 31, 2020, the fair value of our debt investments as a percentage of principal was 97.7% as compared to 98.2% as of December 31, 2019. The primary driver of our portfolio’s net unrealized loss for the year ended December 31, 2020 was due to current market conditions and credit spreads widening, the impact of which was primarily seen in the first quarter of 2020, but which has subsequently improved in the second, third and fourth quarters as the average fair value of the portfolio has improved. See “COVID-19 Developments” for additional information.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$4,680
Norvax, LLC (dba GoHealth)	3,766
CD&R Smokey Buyer (fka Radio Systems)	1,313
Remaining portfolio companies	(1,135)
Blackhawk Network Holdings, Inc.	(1,144)
Aviation Solutions Midco, LLC (dba STS Aviation)	(4,464)
CIBT Global, Inc.	(4,459)
Entertainment Benefits Group, LLC	(2,482)
Valence Surface Technologies LLC	(2,420)
LineStar Integrity Services LLC	(1,620)
EW Holdco, LLC (dba European Wax)	(1,383)
Net unrealized gain (loss) on investments	$(9,348)

For the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. As of December 31, 2019, the fair value of our debt investments as a percentage of principal was 98.2 % as compared to 97.9% as of December 31, 2018.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2020, 2019 and 2018 were comprised of the following:

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Net realized gain (loss) on investments	$(6,840)	$1,605	$737
Net realized gain (loss) on foreign currency transactions	(116)	(77)	-
Net realized gain (loss)	$(6,956)	$1,528	$737

For the years ended December 31, 2020, 2019 and 2018

For the year ended December 31, 2020, we had net realized losses on investments of $6.8 million, primarily driven by Swipe Acquisition Corporation, and for the years ended December 31, 2019 and 2018, we had net realized gains on investments of $1.6 million and $0.7 million, respectively. For the year ended December 31, 2020 and 2019, we had net realized losses on foreign currency transactions of $116 thousand and $77 thousand, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments. For the year ended December 31, 2018, we did not record a gain or loss on foreign currency transactions.

Realized Gross Internal Rate of Return

Since we began investing in 2017 through December 31, 2020, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.6% (based on total capital invested of $392.0 million and total proceeds from these exited investments of $436.0 million). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

IRR is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in each of our investments is equal to the present value of all realized returns from that investment. Our IRR calculations are unaudited.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2020 and 2019, our asset coverage ratios were 242% and 269%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2020 is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2020, we had $42.8 million in cash. During the year ended December 31, 2020, we used $622.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $1.0 billion, partially offset by sell downs and repayments of portfolio investments of $320.6 million, and other operating activity of $70.4 million. Lastly, cash provided by financing activities was $592.5 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $340.4 million and proceeds from the issuance of shares of $345.9 million, partially offset by distributions paid of $49.3 million, debt issuance costs of $4.4 million and repurchased shares of $40.1 million.

As of December 31, 2019, we had $73.1 million in cash. During the year ended December 31, 2019, we used $674.3 million in cash for operating activities, primarily as a result of funding portfolio investments of $939.1 million, partially offset by sales of portfolio investments of $235.7 million, and other operating activity of $29.1 million. Lastly, cash provided by financing activities was $726.5 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $263.1 million and proceeds from the issuance of shares of $505.1 million, partially offset by distributions paid of $25.0 million, repurchased shares of $7.7 million and debt issuance costs of $8.9 million.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	39,312,181	$349,802	55,828,487	$514,650	38,365,220	$358,134
Reinvestment of distributions	4,755,971	41,437	2,197,193	19,887	797,371	7,241
Repurchased Shares	(4,654,715)	(40,059)	(851,590)	(7,706)	(168,106)	(1,527)
Total shares/gross proceeds	39,413,437	351,180	57,174,090	526,831	38,994,485	363,848
Sales load	—	(3,892)	—	(9,565)	—	(9,847)
Total shares/net proceeds	39,413,437	$347,288	57,174,090	$517,266	38,994,485	$354,001

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

On February 19, 2020 our Board declared regular weekly distributions for April 2020 through June 2020. The regular weekly cash distributions, each in the gross amount of $0.012867 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

On February 23, 2021, our Board declared regular weekly distributions for April 2021 through June 2021. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through December 31, 2020, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of net investment income(1)	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

________________

(1)	The per share amounts round to less than $0.01 per share.

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gain (loss) on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to December 31, 2020 was 29.6% (without upfront sales load) and 23.2% (with maximum upfront sales load).  The following table presents cumulative total returns for the year ended December 31, 2020, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	5.7%	5.7%	7.5%	N/A	7.9%	29.6%	23.2%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,147	$34,853	$363,312
SPV Asset Facility II	325,000	191,000	27,698	187,859
2024 Notes	350,000	350,000	—	345,450
Total Debt	$1,075,000	$906,147	$62,551	$896,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred financing costs of $5.7 million and $4.7 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Interest expense	$29,120	$22,280	$6,320
Amortization of debt issuance costs	5,310	2,153	998
Total Interest Expense	$34,430	$24,433	$7,318
Average interest rate	3.8%	4.8%	4.9%
Average daily borrowings	$646,279	$449,037	$128,327

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

The unpaid principal balance of the Promissory Notes and accrued interest thereon was paid in full on December 15, 2020 and December 31, 2020, respectively. Borrowed funds were used to leverage our investment portfolio and to make investments in portfolio companies consistent with our investment strategies.

2024 Notes

On November 26, 2019, we issued $300 million aggregate principal amount of our 4.625% notes due November 26, 2024 (the “Existing 2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2020 and 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Amspec Services Inc.	First lien senior secured revolving loan	2,463	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	852
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	911	—
Associations, Inc.	First lien senior secured delayed draw term loan	75	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
AxiomSL Group, Inc.	First lien senior secured revolving loan	1,061	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	5,580	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	1,073	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	—
BIG Buyer, LLC	First lien senior secured revolving loan	667	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	1,875	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
ConnectWise, LLC	First lien senior secured revolving loan	2,708	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	4,991	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,017	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	276	2,400
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	—
Galls, LLC	First lien senior secured revolving loan	1,826	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,146	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	345	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	—

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,187	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	1,337	8,100
Hometown Food Company	First lien senior secured revolving loan	408	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	—	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,072	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	3,522	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,953	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,510	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	—	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,155	686
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	—
Lytx, Inc.	First lien senior secured revolving loan	—	93
Manna Development Group, LLC	First lien senior secured revolving loan	—	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	906	832
Nelipak Holding Company	First lien senior secured revolving loan	352	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,728	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,311	—
Offen, Inc.	First lien senior secured delayed draw term loan	—	1,327
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	3,931	—
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,029	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	Second lien senior secured delayed draw term loan	—	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	493	387
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,631	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,289	—
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	—	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	113	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	515	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,534	1,989
Total Unfunded Portfolio Company Commitments		$124,057	$146,793

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2020, we were not aware of any pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of December 31, 2020, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$365,147	$—	$365,147	$—	$—
SPV Asset Facility II	191,000	—	—	—	191,000
2024 Notes	350,000	—	—	350,000	—
Total Contractual Obligations	$906,147	$—	$365,147	$350,000	$191,000

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed the Owl Rock Advisers, including the Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Our Board has authorized us to enter into a series of Promissory Notes with our Adviser to borrow up to $50 million. The Promissory Notes matured on December 31, 2020. See “ITEM 8. – Notes to Consolidated Financial Statements – Note. 6 Debt” for further details.

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions for the years ended December 31, 2020 and 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.81%.

As of December 31, 2020, 97.0% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$48.8	$16.7	$32.1
Up 200 basis points	$28.2	$11.1	$17.1
Up 100 basis points	$7.5	$5.6	$1.9
Up 50 basis points	$1.6	$2.8	$(1.2)
Down 25 basis points	$(0.8)	$(1.3)	$0.5

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with custodians, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 4, 2021

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,132,298 and $1,443,007 respectively)	$2,123,161	$1,441,526
Non-controlled, affiliated investments (amortized cost of $12,365 and $0, respectively)	12,312	—
Total investments at fair value (amortized cost of $2,144,663 and $1,443,007, respectively)	2,135,473	1,441,526
Cash	41,625	73,117
Foreign cash (cost of $1,151 and $0, respectively)	1,205	—
Interest receivable	10,281	9,031
Receivable for investments sold	7,865	2,309
Prepaid expenses and other assets	3,225	2,294
Total Assets	$2,199,674	$1,528,277
Liabilities
Debt (net of deferred unamortized debt issuance costs of $9,526 and $10,447, respectively)	896,621	555,225
Distribution payable	—	5,266
Payables to affiliates	9,789	7,219
Accrued expenses and other liabilities	6,960	3,288
Total Liabilities	913,370	570,998
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 145,448,227 and 106,034,790 shares issued and outstanding, respectively	1,454	1,060
Additional paid-in-capital	1,305,140	959,247
Distributable earnings	(20,290)	(3,028)
Total Net Assets	1,286,304	957,279
Total Liabilities and Net Assets	$2,199,674	$1,528,277
Net Asset Value Per Share	$8.84	$9.03

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$136,717	$99,047	$33,165
Dividend income	3,432	—	—
Other income	2,247	2,424	996
Total investment income from non-controlled, non-affiliated investments	142,396	101,471	34,161
Investment income from non-controlled, affiliated investments:
Interest income	41	—	—
Dividend income	—	—	—
Other Income	3	—	—
Total investment income from non-controlled, affiliated investments	44	—	—
Total Investment Income	142,440	101,471	34,161
Operating Expenses
Offering costs	2,573	3,759	3,933
Interest expense	34,430	24,433	7,318
Management fee	26,877	19,502	6,463
Performance based incentive fees	5,960	10,306	2,328
Professional fees	4,133	2,973	2,170
Directors' fees	958	658	334
Other general and administrative	2,800	2,110	1,159
Total Operating Expenses	77,731	63,741	23,705
Management and incentive fees waived (Note 3)	(506)	(4,074)	(3,181)
Expense support	(18,676)	(7,043)	(2,646)
Recoupment of expense support	—	—	1,319
Net Operating Expenses	58,549	52,624	19,197
Net Investment Income (Loss) Before Taxes	83,891	48,847	14,964
Income taxes, including excise tax expense (benefit)	714	—	—
Net Investment Income (Loss)	$83,177	$48,847	$14,964
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(9,295)	$1,615	$(3,262)
Non-controlled, affiliated investments	(53)	—	—
Income tax (provision) benefit	(1,229)	—	—
Translation of assets and liabilities in foreign currencies	1,622	(5)	—
Total Net Change in Unrealized Gain (Loss)	(8,955)	1,610	(3,262)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(6,840)	1,605	737
Foreign currency transactions	(116)	(77)	—
Total Net Realized Gain (Loss)	(6,956)	1,528	737
Total Net Realized and Change in Unrealized Gain (Loss)	(15,911)	3,138	(2,525)
Net Increase (Decrease) in Net Assets Resulting from Operations	$67,266	$51,985	$12,439
Earnings Per Share - Basic and Diluted	$0.52	$0.68	$0.47
Weighted Average Shares Outstanding - Basic and Diluted	129,370,000	76,023,995	26,555,178

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
IRI Holdings, Inc.(6)(24)	First lien senior secured loan	L + 4.25%	12/1/2025	$11,883	$11,793	$11,764	0.9%
				11,883	11,793	11,764	0.9%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(24)	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/3/2025	37,186	36,660	32,352	2.5%
Valence Surface Technologies LLC(9)(24)	First lien senior secured loan	L + 5.75%	6/30/2025	24,625	24,335	22,532	1.8%
Valence Surface Technologies LLC(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	5,955	5,879	5,321	0.4%
Valence Surface Technologies LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2025	—	(28)	(213)	—%
				67,766	66,846	59,992	4.7%
Automotive
Mavis Tire Express Services Corp.(8)(23)(24)(25)	First lien senior secured loan	L + 3.25%	3/20/2025	128	121	126	—%
Mavis Tire Express Services Corp.(8)(24)	Second lien senior secured loan	L + 7.57%	3/20/2026	26,695	26,290	26,229	2.0%
Mavis Tire Express Services Corp.(16)(17)(18)(23)(24)	Second lien senior secured delayed draw term loan	L + 8.00%	3/20/2021	—	—	(4)	—%
				26,823	26,411	26,351	2.0%
Buildings and real estate
Associations, Inc.(8)(24)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	61,655	61,022	61,348	4.8%
Associations, Inc.(8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	5,127	5,089	5,100	0.4%
Associations, Inc.(8)(23)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	1,000	993	990	0.1%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(9)(24)	First lien senior secured loan	L + 5.75% (incl. 1.00% PIK)	11/28/2024	18,647	18,464	17,808	1.4%
Imperial Parking Canada(11)(24)	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	3,854	3,689	3,682	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,512	1,424	0.1%
Velocity Commercial Capital, LLC(8)(24)	First lien senior secured loan	L + 7.50%	8/29/2024	14,020	13,886	13,844	1.1%
				105,829	104,655	104,196	8.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,467	24,134	1.9%
CIBT Global, Inc.(8)(23)(24)	First lien senior secured loan	L + 3.75%	6/3/2024	149	115	106	—%
CIBT Global, Inc.(8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	11,051	10,096	5,746	0.4%
ConnectWise, LLC(8)(24)	First lien senior secured loan	L + 5.25%	2/28/2025	33,342	33,026	33,342	2.6%
ConnectWise, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	903	870	903	0.1%
Entertainment Benefits Group, LLC(8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,313	20,065	17,875	1.4%
Entertainment Benefits Group, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,523	2,493	2,188	0.2%
Hercules Borrower LLC (dba The Vincit Group)(9)(23)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,774	28,345	28,342	2.2%
Hercules Borrower LLC (dba The Vincit Group)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(50)	(50)	—%
Hercules Buyer LLC (dba The Vincit Group)(23)(24)(26)	Unsecured notes	0.48% (incl. 0.48% PIK)	12/14/2029	817	817	817	0.1%
				122,436	120,244	113,403	8.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(23)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,170	22,163	1.7%
Douglas Products and Packaging Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	18,051	17,967	17,689	1.4%
Douglas Products and Packaging Company LLC(12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	509	504	478	—%
Innovative Water Care Global Corporation(8)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	24,563	23,197	21,615	1.7%
				65,623	63,838	61,945	4.8%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(23)(24)(25)(26)	First lien senior secured note	6.75%	7/15/2025	18,750	18,759	20,072	1.6%
Feradyne Outdoors, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	765	761	750	0.1%
Olaplex, Inc.(6)(23)(24)	First lien senior secured loan	L + 6.50%	1/8/2026	12,421	12,297	12,297	1.0%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(24)	First lien senior secured loan	L + 5.25%	3/26/2026	48,030	47,225	47,789	3.6%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	455	427	445	—%
				80,421	79,469	81,353	6.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Containers and packaging
Pregis Topco LLC(6)(23)(24)(25)	First lien senior secured loan	L + 3.75%	7/31/2026	129	122	128	—%
Pregis Topco LLC(6)(24)	Second lien senior secured loan	L + 7.75%	7/30/2027	39,967	39,243	39,767	3.1%
				40,096	39,365	39,895	3.1%
Distribution
Aramsco, Inc.(6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,408	10,257	10,304	0.8%
Aramsco, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(16)	(10)	—%
Dealer Tire, LLC(6)(23)(24)(25)	First lien senior secured loan	L + 4.25%	12/12/2025	29,700	29,642	29,427	2.3%
Endries Acquisition, Inc.(10)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	22,469	22,173	22,075	1.7%
Endries Acquisition, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(34)	(53)	—%
Individual Foodservice Holdings, LLC(9)(24)	First lien senior secured loan	L + 6.25%	11/22/2025	33,067	32,497	32,571	2.5%
Individual Foodservice Holdings, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	2,221	2,096	2,114	0.2%
Individual Foodservice Holdings, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	1,007	931	939	0.1%
Offen, Inc.(6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,944	4,905	4,821	0.4%
				103,816	102,451	102,188	8.0%
Education
Instructure, Inc.(8)(23)(24)	First lien senior secured loan	L + 7.00%	3/24/2026	25,913	25,578	25,913	2.0%
Instructure, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	—	(20)	—	—%
Learning Care Group (US) No. 2 Inc.(9)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,321	4,746	0.4%
Severin Acquisition, LLC (dba PowerSchool)(6)(24)	Second lien senior secured loan	L + 6.75%	8/3/2026	28,000	27,918	27,370	2.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(24)	First lien senior secured loan	L + 6.00%	5/14/2024	9,594	9,446	9,522	0.7%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(9)	(5)	—%
				68,900	68,234	67,546	5.2%
Energy equipment and services
Liberty Oilfield Services LLC(6)(21)(24)	First lien senior secured loan	L + 7.63%	9/19/2022	1,082	1,074	1,069	0.1%
				1,082	1,074	1,069	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(8)(23)(24)	First lien senior secured loan	L + 6.50%	12/3/2027	8,939	8,806	8,804	0.7%
AxiomSL Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(16)	(16)	—%
Blackhawk Network Holdings, Inc.(6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,660	17,603	1.4%
Hg Genesis 8 Sumoco Limited(15)(21)(23)(24)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	5,744	5,522	5,830	0.5%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(24)	First lien senior secured loan	L + 5.00%	9/6/2022	3,686	3,651	3,649	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	9/6/2022	—	(1)	(1)	—%
Transact Holdings, Inc.(6)(24)	First lien senior secured loan	L + 4.75%	4/30/2026	8,888	8,782	8,688	0.7%
				46,034	45,404	44,557	3.6%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(6)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	27,686	27,455	27,825	2.2%
Caiman Merger Sub LLC (dba City Brewing)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/1/2024	—	(16)	—	—%
CM7 Restaurant Holdings, LLC(6)(24)	First lien senior secured loan	L + 8.00%	5/22/2023	6,116	6,026	5,933	0.5%
H-Food Holdings, LLC(6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	3,659	3,633	3,601	0.3%
H-Food Holdings, LLC(6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,863	17,791	1.4%
Hometown Food Company(6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	2,376	2,349	2,376	0.2%
Hometown Food Company(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	63	58	63	—%
Manna Development Group, LLC(6)(24)	First lien senior secured loan	L + 6.75%	10/24/2022	8,085	8,033	7,600	0.6%
Manna Development Group, LLC(6)(23)(24)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	488	480	458	—%
Nellson Nutraceutical, LLC(8)(23)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,498	26,480	26,536	2.1%
Nutraceutical International Corporation(6)(23)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	37,647	37,102	37,271	2.9%
Nutraceutical International Corporation(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(33)	(24)	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,924	4,856	4,714	0.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	507	495	464	—%
Shearer's Foods, LLC(8)(23)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,512	49,750	3.8%
Ultimate Baked Goods Midco, LLC(6)(24)	First lien senior secured loan	L + 4.00%	8/11/2025	2,940	2,900	2,896	0.2%
Ultimate Baked Goods Midco, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	49	43	41	—%
				190,238	187,236	187,295	14.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
Nelipak Holding Company(9)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	5,669	5,577	5,528	0.4%
Nelipak Holding Company(8)(16)(23)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	528	515	506	—%
Nelipak Holding Company(13)(16)(23)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	59	18	35	—%
Nelipak Holding Company(9)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,890	7,794	0.6%
Nelipak Holding Company(14)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,773	7,920	8,422	0.7%
Packaging Coordinators Midco, Inc.(9)(23)(24)	Second lien senior secured loan	L + 8.25%	11/30/2028	36,269	35,550	35,544	2.8%
				59,292	57,470	57,829	4.5
Healthcare providers and services
Confluent Health, LLC.(6)(24)	First lien senior secured loan	L + 5.00%	6/24/2026	4,433	4,397	4,333	0.3%
Barracuda Dental LLC (dba National Dentex)(8)(23)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	11,375	11,178	11,172	0.9%
Barracuda Dental LLC (dba National Dentex)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	—	(19)	(30)	—%
Barracuda Dental LLC (dba National Dentex)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	644	614	613	—%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,279	12,220	1.0%
KS Management Services, L.L.C.(6)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	49,500	48,969	49,500	3.7%
Premier Imaging, LLC (dba LucidHealth)(6)(24)	First lien senior secured loan	L + 5.50%	1/2/2025	5,880	5,797	5,777	0.4%
Refresh Parent Holdings, Inc.(8)(23)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	11,983	11,805	11,803	0.9%
Refresh Parent Holdings, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	—	(10)	(10)	—%
Refresh Parent Holdings, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	408	387	387	—%
TC Holdings, LLC (dba TrialCard)(8)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	20,942	20,761	20,942	1.6%
TC Holdings, LLC (dba TrialCard)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(22)	—	—%
				117,540	116,136	116,707	8.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare technology
Bracket Intermediate Holding Corp.(8)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	74	69	73	—%
Bracket Intermediate Holding Corp.(8)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,691	3,656	0.3%
Definitive Healthcare Holdings, LLC(8)(24)	First lien senior secured loan	L + 5.50%	7/16/2026	27,682	27,459	27,406	2.1%
Definitive Healthcare Holdings, LLC(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	1,093	1,054	1,082	0.1%
Definitive Healthcare Holdings, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(11)	(15)	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(21)(24)	First lien senior secured loan	L + 6.25%	2/20/2026	22,618	22,364	22,278	1.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	375	355	347	—%
Interoperability Bidco, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	19,011	18,815	18,393	1.4%
Interoperability Bidco, Inc.(16)(17)(18)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(43)	—%
Interoperability Bidco, Inc.(8)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	1,000	991	968	0.1%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	First lien senior secured loan	L + 5.00%	4/27/2025	10,000	9,758	9,800	0.8%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,879	4,900	0.4%
				90,603	89,422	88,845	6.9%
Household products
Hayward Industries, Inc.(6)(23)(24)(25)	First lien senior secured loan	L + 3.50%	8/5/2024	82	81	81	—%
Hayward Industries, Inc.(6)(24)	Second lien senior secured loan	L + 8.25%	8/4/2025	4,675	4,613	4,629	0.4%
HGH Purchaser, Inc. (dba Horizon Services)(8)(24)	First lien senior secured loan	L + 6.75%	11/3/2025	19,245	19,004	18,668	1.5%
HGH Purchaser, Inc. (dba Horizon Services)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.75%	11/1/2021	6,748	6,598	6,522	0.5%
HGH Purchaser, Inc. (dba Horizon Services)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	11/3/2025	243	214	170	—%
				30,993	30,510	30,070	2.4%
Human resource support services
The Ultimate Software Group, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	5/3/2027	262	260	267	—%
				262	260	267	—
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	14,331	14,186	12,611	1.0%
				14,331	14,186	12,611	1.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Insurance
Ardonagh Midco 2 PLC(21)(23)(24)(26)	Unsecured notes	12.75% PIK	1/15/2027	500	495	535	—%
Ardonagh Midco 3 PLC(15)(21)(23)(24)	First lien senior secured loan	G + 8.25% (incl. 2.81% PIK)	7/14/2026	5,150	4,510	5,150	0.4%
Ardonagh Midco 3 PLC(14)(21)(23)(24)	First lien senior secured loan	E + 8.25% (incl. 2.81% PIK)	7/14/2026	587	523	587	—%
Ardonagh Midco 3 PLC(15)(16)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	G + 8.25% (incl. 2.81% PIK)	7/14/2022	182	147	182	—%
Asurion, LLC(6)(24)(25)	Second lien senior secured loan	L + 6.50%	8/4/2025	15,273	15,195	15,369	1.2%
Integrity Marketing Acquisition, LLC(9)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	27,851	27,464	27,433	2.1%
Integrity Marketing Acquisition, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(22)	(28)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	5,078	4,945	4,951	0.4%
KWOR Acquisition, Inc. (dba Worley Claims Services)(16)(17)(18)(24)	First lien senior secured delayed draw term loan	L + 4.00%	6/3/2021	—	(13)	(13)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.00%	6/3/2024	—	(20)	(33)	—%
KWOR Acquisition, Inc. (dba Worley Claims Services)(6)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	12,400	12,244	12,183	0.9%
Norvax, LLC (dba GoHealth)(8)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	44,301	43,353	44,412	3.5%
Norvax, LLC (dba GoHealth)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(30)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(24)	First lien senior secured loan	L + 6.25%	3/31/2026	34,943	34,474	34,943	2.7%
Peter C. Foy & Associated Insurance Services, LLC(9)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	3/31/2026	714	681	714	0.1%
RSC Acquisition, Inc (dba Risk Strategies)(8)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	13,412	13,211	13,110	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(7)	(10)	—%
THG Acquisition, LLC (dba Hilb)(10)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,427	24,867	24,855	1.9%
THG Acquisition, LLC (dba Hilb)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(38)	(42)	—%
				185,818	181,979	184,298	14.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(21)(24)	First lien senior secured loan	L + 5.75%	5/13/2025	7,011	6,943	6,801	0.5%
3ES Innovation Inc. (dba Aucerna)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(6)	(21)	—%
Apptio, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,255	7,327	0.6%
Apptio, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	—	(7)	(2)	—%
Barracuda Networks, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,426	7,425	0.6%
BCPE Nucleon (DE) SPV, LP(8)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	40,000	39,404	39,400	3.1%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(23)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,398	8,397	0.7%
BCTO BSI Buyer, Inc. (dba Buildertrend)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(10)	(10)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(23)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,805	39,800	3.1%
Forescout Technologies, Inc.(8)(23)(24)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	6,529	6,424	6,447	0.5%
Forescout Technologies, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(11)	(9)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,035	2,009	1,959	0.2%
Genesis Acquisition Co. (dba Procare Software)(8)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	290	282	—%
Granicus, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.00%	8/21/2026	5,471	5,340	5,525	0.4%
Granicus, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	8/21/2026	—	(8)	—	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(21)(23)(24)	First lien senior secured loan	L + 7.75%	4/16/2026	11,917	11,592	11,887	0.9%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(121)	(11)	—%
Hyland Software, Inc.(6)(23)(24)	Second lien senior secured loan	L + 7.00%	7/7/2025	8,235	8,124	8,283	0.6%
Informatica LLC (fka Informatica Corporation)(23)(26)	Second lien senior secured loan	7.13%	2/25/2025	42,000	41,903	42,210	3.3%
IQN Holding Corp. (dba Beeline)(8)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	26,218	25,957	26,022	2.0%
IQN Holding Corp. (dba Beeline)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(21)	(20)	—%
Lightning Midco, LLC (dba Vector Solutions)(9)(24)	First lien senior secured loan	L + 5.50%	11/21/2025	17,923	17,791	17,833	1.4%
Lightning Midco, LLC (dba Vector Solutions)(9)(16)(24)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	569	559	560	—%
Litera Bidco LLC(6)(24)	First lien senior secured loan	L + 5.41%	5/29/2026	14,857	14,680	14,782	1.1%
Litera Bidco LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	5/30/2025	—	(10)	(5)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
MINDBODY, Inc.(9)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	10,268	10,193	9,447	0.7%
MINDBODY, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(7)	(86)	—%
SURF HOLDINGS, LLC (dba Sophos Group plc)(8)(21)(24)	Second lien senior secured loan	L + 8.00%	3/6/2028	10,096	9,864	9,995	0.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(8)(24)	First lien senior secured loan	L + 6.25%	6/17/2024	23,291	23,138	23,060	1.8%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	48	47	47	—%
				290,107	286,941	287,325	22.3%
Leisure and entertainment
Troon Golf, L.L.C.(8)(20)(24)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	32,814	32,465	32,732	2.5%
Troon Golf, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(4)	(1)	—%
				32,814	32,461	32,731	2.5%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,143	6,143	0.5%
Ideal Tridon Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/31/2024	13,643	13,450	13,335	1.0%
Ideal Tridon Holdings, Inc.(6)(16)(24)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	200	186	171	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(24)	First lien senior secured loan	L + 5.00%	3/8/2024	5,932	5,893	5,754	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	198	184	195	—%
PHM Netherlands Midco B.V. (dba Loparex)(8)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,282	26,740	2.1%
Professional Plumbing Group, Inc.(8)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	6,669	6,608	6,435	0.5%
Professional Plumbing Group, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	857	849	801	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,336	3,309	3,028	0.2%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	180	177	142	—%
Sonny's Enterprises LLC(6)(24)	First lien senior secured loan	L + 7.00%	8/5/2026	37,311	36,602	36,751	2.9%
Sonny's Enterprises LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(48)	(39)	—%
				102,626	99,635	99,456	7.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	5,209	5,186	4,714	0.4%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(24)	First lien senior secured loan	L + 6.25%	5/14/2026	8,039	7,948	7,958	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(5)	(6)	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(24)	First lien senior secured loan	L + 6.50%	12/20/2024	28,133	27,558	27,852	2.2%
				41,381	40,687	40,518	3.2%
Professional services
AmSpec Services Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,962	18,737	18,536	1.4%
AmSpec Services Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	—	(25)	(55)	—%
Cardinal US Holdings, Inc.(8)(21)(24)	First lien senior secured loan	L + 5.00%	7/31/2023	30,721	30,464	30,567	2.4%
DMT Solutions Global Corporation(8)(24)	First lien senior secured loan	L + 7.50%	7/2/2024	9,185	8,948	8,817	0.7%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(21)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	26,292	25,938	25,833	2.0%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	573	546	543	—%
Gerson Lehrman Group, Inc.(8)(24)	First lien senior secured loan	L + 4.75%	12/12/2024	7,481	7,429	7,481	0.6%
Gerson Lehrman Group, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	—	(13)	—	—%
				93,214	92,024	91,722	7.1%
Specialty retail
BIG Buyer, LLC(9)(23)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	16,651	16,413	16,318	1.3%
BIG Buyer, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2021	—	(24)	(5)	—%
BIG Buyer, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	583	560	558	—%
EW Holdco, LLC (dba European Wax)(6)(24)	First lien senior secured loan	L + 5.50%	9/25/2024	31,946	31,690	30,348	2.4%
Galls, LLC(8)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,158	16,996	16,471	1.3%
Galls, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	1,616	1,588	1,479	0.1%
				67,954	67,223	65,169	5.1%
Telecommunications
DB Datacenter Holdings Inc.(6)(24)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,703	6,739	0.5%
Park Place Technologies, LLC(6)(23)(24)	First lien senior secured loan	L + 5.00%	11/10/2027	2,500	2,402	2,400	0.2%
				9,273	9,105	9,139	0.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,903	40,298	40,596	3.2%
Lazer Spot G B Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(107)	(57)	—%
Lytx, Inc.(6)(24)	First lien senior secured loan	L + 6.00%	2/28/2026	17,871	17,634	17,558	1.4%
Lytx, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	1,554	1,508	1,445	0.1%
Motus, LLC and Runzheimer International LLC(8)(19)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	6,489	6,396	6,489	0.5%
				66,817	65,729	66,031	5.2%
Total non-controlled/non-affiliated portfolio company debt investments				2,133,972	2,100,788	2,084,272	162.0%
Equity Investments
Business Services
Hercules Buyer LLC (dba The Vincit Group)(23)(24)(27)(32)	Common Units	N/A	N/A	350,000	350	350	—%
					350	350	—%
Food and beverage
CM7 Restaurant Holdings, LLC(23)(24)(27)	LLC Interest	N/A	N/A	54	54	54	—%
H-Food Holdings, LLC(23)(24)(27)	LLC Interest	N/A	N/A	1,625	1,625	1,667	0.1%
					1,679	1,721	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(24)(27)	LP Interest	N/A	N/A	4,701	4,701	4,701	0.4%
					4,701	4,701	0.4

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc. (23)(24)(27)	Senior Preferred Stock	N/A	N/A	305	2,955	2,954	0.2%
					2,955	2,954	0.2%
Insurance
Norvax, LLC (dba GoHealth)(23)(24)(25)(27)	Common Stock	N/A	N/A	319,885	1,626	4,283	0.3%
					1,626	4,283	0.3%
Manufacturing
Gloves Holdings, LP (23)(24)(27)	LP Interest	N/A	N/A	700	700	700	0.1%
Windows Entities(21)(23)(24)(27)(28)(33)	LLC Interest	N/A	N/A	10,607	19,499	24,180	1.9%
					20,199	24,880	2.0%
Total non-controlled/non-affiliated portfolio company equity investments					31,510	38,889	3.0%
Total non-controlled/non-affiliated portfolio company investments					2,132,298	2,123,161	165.0%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(8)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,082	6,081	0.5%
Swipe Acquisition Corporation (dba PLI)(8)(16)(18)(23)(24)(31)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	331	331	279	—%
Swipe Acquisition Corporation (dba PLI)(16)(23)(24)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				6,536	6,413	6,360	0.5%
Total non-controlled/affiliated portfolio company debt investments				6,536	6,413	6,360	0.5%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(23)(24)(27)(31)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.5%
					5,952	5,952	0.5%
Total non-controlled/affiliated portfolio company equity investments					5,952	5,952	0.5%
Total non-controlled/affiliated portfolio company investments					12,365	12,312	1.0%
Total Investments					$2,144,663	$2,135,473	166.0%
________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

As of December 31, 2020

(Amounts in thousands, except share amounts)

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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2020 was 0.19%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(10)	The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2020 was 0.34%.
(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2020 was 0.48%.
(12)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(13)	The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2020 was (0.55)%.
(14)	The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2020 was (0.53)%.
(15)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2020 was 0.03%.
(16)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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

(20)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $6.4 million and $26.5 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first-out’ tranche and the Term Loan B represents a ‘last-out’ tranche. The ‘first-out’ tranche has priority as to the ‘last-out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(21)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2020, non-qualifying assets represented 6.2% of total assets as calculated in accordance with the regulatory requirements.

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
(27)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities is $44.8 million, or 3.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
Gloves Holdings, LP	LP Interest	December 29, 2020
Hercules Borrower LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KPCI Holdings, L.P.	LP Interest	November 30, 2020
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Norvax, LLC (dba GoHealth)	Common Stock	March 23, 2020
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Windows Entities	LLC Interest	January 16, 2020
(28)	Investment represents multiple underlying investments, one of which is considered a non-qualifying asset, with a fair value of $1.8 million as of December 31, 2020.
(29)	Loan was on non-accrual status as of December 31, 2020.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

(30)

As of December 31, 2020, the net estimated unrealized loss for U.S. federal income tax purposes was $23.1 million based on a tax cost basis of $2.2 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $42.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $19.6 million.

(31)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2020 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2020	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$—	$12,365	$—	$(53)	$—	$—	$12,312	$3	$41
Total	$—	$12,365	$—	$(53)	$—	$—	$12,312	$3	$41
(32)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(33)

Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $1.8 million as of December 31, 2020.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$83,177	$48,847	$14,964
Net change in unrealized gain (loss)	(8,955)	1,610	(3,262)
Net realized gain (loss)	(6,956)	1,528	737
Net Increase (Decrease) in Net Assets Resulting from Operations	67,266	51,985	12,439
Distributions
Distributions declared from earnings(1)	(85,529)	(50,183)	(17,313)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(85,529)	(50,183)	(17,313)
Capital Share Transactions
Issuance of shares of common stock	345,910	505,085	348,287
Reinvestment of shareholders' distributions	41,437	19,887	7,241
Repurchased shares	(40,059)	(7,705)	(1,527)
Net Increase in Net Assets Resulting from Capital Share Transactions	347,288	517,267	354,001
Total Increase in Net Assets	329,025	519,069	349,127
Net Assets, at beginning of period	957,279	438,210	89,083
Net Assets, at end of period	$1,286,304	$957,279	$438,210

________________

(1)	For the years ended December 31, 2019 and 2018, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$67,266	$51,985	$12,439
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,013,802)	(939,066)	(811,551)
Proceeds from investments and investment repayments, net	320,583	235,668	148,225
Net change in unrealized (gain) loss on investments	9,348	(1,615)	3,262
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,572)	5	—
Net realized (gain) loss on investments	6,840	(1,605)	(737)
Net realized (gain) loss on foreign currency transactions relating to investments	1	83	—
Paid-in-kind interest	(6,718)	(1,557)	(221)
Net amortization of discount on investments	(8,559)	(4,548)	(1,654)
Amortization of debt issuance costs	5,310	2,153	998
Amortization of offering costs	2,573	3,759	3,933
Changes in operating assets and liabilities:
(Increase) decrease in Due from Adviser	—	—	167
(Increase) decrease in interest receivable	(1,250)	(5,669)	(3,074)
(Increase) decrease in receivable for investments sold	(5,556)	(2,309)	—
(Increase) decrease in prepaid expenses and other assets	(3,504)	(4,141)	(5,444)
Increase (decrease) in payable for investments purchased	—	(10,713)	8,270
Increase (decrease) in management fee payable	—	—	(375)
Increase (decrease) in payables to affiliates	2,570	1,921	5,298
Increase (decrease) in accrued performance based incentive fees	—	—	(19)
Increase (decrease) in accrued expenses and other liabilities	3,672	1,318	1,114
Net cash used in operating activities	(622,798)	(674,331)	(639,369)
Cash Flows from Financing Activities
Borrowings on debt	746,707	670,776	467,000
Repayments of debt	(406,300)	(407,684)	(184,500)
Debt issuance costs	(4,389)	(8,897)	(2,264)
Proceeds from issuance of common shares	345,910	505,085	348,504
Distributions paid to shareholders	(49,358)	(25,030)	(10,072)
Repurchased shares	(40,059)	(7,705)	(1,527)
Net cash provided by financing activities	592,511	726,545	617,141
Net increase (decrease) in cash	(30,287)	52,214	(22,228)
Cash, beginning of period	73,117	20,903	43,131
Cash, end of period	$42,830	$73,117	$20,903

Supplemental and Non-Cash Information
Interest paid during the period	$28,453	$20,999	$5,782
Distributions declared during the period	$85,529	$50,183	$17,313
Reinvestment of distributions during the period	$41,437	$19,887	$7,241

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

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

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital, Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, the Company commenced a follow-on offering for up to 160,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through December 31, 2020, the Company has issued 143,313,940 shares of its common stock for gross proceeds of approximately $1.3 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. As of March 4, 2021, the Company has issued 147,640,991 shares of its common stock and has raised total gross proceeds of approximately $1.4 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.  We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s SPV Asset Facilities to fund these investments.  Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the years ended December 31, 2020, 2019 and 2018 PIK interest earned was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2020 and 2019. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Revenue Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are elective and effective upon issuance through December 31, 2022. ASU No. 2020-04 provides increased flexibility as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 on the consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

As of December 31, 2020, the Company had payables to affiliates of $9.8 million, primarily comprised of $7.6 million of management fees (net of waivers) and $3.8 million of accrued performance based incentive fees pursuant to the Investment Advisory Agreement and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $3.2 million of Expense Support pursuant to the Expense Support Agreement.

As of December 31, 2019, the Company had payables to affiliates of $7.2 million, primarily comprised of $5.2 million of management fees (net of waivers) and $3.0 million of accrued performance based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement, and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $2.4 million of Expense Support pursuant to the Expense Support Agreement.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of approximately $1.9 million, $1.7 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

On January 12, 2021, the Board approved the continuation of the Administration Agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser. The Board has determined that, upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement.

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

On January 12, 2021, the Board approved the continuation of the Investment Advisory Agreement, and subject to the consummation of the Transaction, the third amended and restated investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment  professionals.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition. If the Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, has determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders at a special meeting expected to be held on March 17, 2021, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred management fees (net of waivers) of approximately $26.4 million, $16.7 million and $5.6 million, respectively.

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

For the years ended December 31, 2020 and 2019, the Company incurred net investment income based incentive fees (net of waivers) of $6.1 million and $8.9 million, respectively. For the year ended December 31, 2018, the Company did not incur net investment income based incentive fees (net of waivers).

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

For the year ended December 31, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $124 thousand. For the years ended December 31, 2019 and 2018, the Company accrued capital gains based incentive fees (net of waivers) of $124 thousand and $19 thousand, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

incentive fee on net investment income and incentive fee on capital gains that the Adviser previously waived is not subject to recoupment.

On February 19, 2020, the Board approved the Investment Advisory Agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.

For the years ended December 31, 2020, 2019 and 2018, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $1.9 million, $3.3 million and $5.4 million, respectively.

The Investment Advisory Agreement was approved by the Board on January 12, 2021 and unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of the Company as defined in the 1940 Act.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2021, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Core Income Corp., a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, Owl Rock Capital Corporation III, a BDC advised by ORDA and/or other funds managed by the Adviser or its affiliates (collectively, the “Owl Rock Clients”). As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the Owl Rock Clients that could avail themselves of the exemptive relief.

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

As of December 31, 2020, the amount of Expense Support Payments provided by the Adviser since inception is $31.3 million. During the year ended December 31, 2020, the Company recorded no obligations to repay expense support from the Adviser. During the year ended December 31, 2019, the Company recorded no obligations to repay expense support from the Adviser. During the year ended December 31, 2018, the Company recorded obligations to repay expense support from the Adviser of $1.3 million. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	—	—	3,216	6.5%	December 31, 2023	0.71%
Total	$31,305	$1,319	$1,621	$28,365

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Non-Controlled/Affiliated Portfolio Companies

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

The Company’s investment in Swipe Acquisition Corporation is deemed to be a non-controlled affiliated company following Swipe Acquisition Corporation’s debt restructuring.

Promissory Note

On May 18, 2017, the Board authorized the Company, as Borrower, to enter into a series of promissory notes (the “Promissory Notes”) with the Adviser. The Promissory Notes matured on December 31, 2020. See Note 6 “Debt”.

Note 4. Investments

The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,608,056	$1,595,836	$1,192,787	$1,191,620
Second-lien senior secured debt investments	492,311	487,614	248,541	248,196
Unsecured debt investments	6,834	7,182	—	—
Equity investments	37,462	44,841	1,679	1,710
Total Investments	$2,144,663	$2,135,473	$1,443,007	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The industry composition of investments based on fair value as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Advertising and media	1.1%	3.0%
Aerospace and defense	2.8	5.9
Automotive	1.2	1.6
Buildings and real estate	4.9	5.6
Business services	5.3	6.4
Chemicals	2.9	2.8
Consumer products	3.8	1.4
Containers and packaging	1.9	1.9
Distribution	4.7	5.4
Education	3.2	4.3
Energy equipment and services	0.1	0.1
Financial services	2.1	2.1
Food and beverage	8.9	5.5
Healthcare equipment and services	2.9	—
Healthcare providers and services	5.6	7.9
Healthcare technology	4.2	5.2
Household products	1.4	1.7
Human resource support services(1)	0.0	—
Infrastructure and environmental services	0.6	1.0
Insurance	8.8	7.4
Internet software and services	13.5	7.3
Leisure and entertainment	1.5	1.9
Manufacturing	5.8	3.9
Oil and gas	1.9	2.0
Professional services	4.3	7.8
Specialty retail	3.1	4.2
Telecommunications	0.4	0.5
Transportation	3.1	3.2
Total	100.0%	100.0%

________________

(1)	Fair value as of December 31, 2020 rounds to less than 0.1%.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The geographic composition of investments based on fair value as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
United States:
Midwest	19.2%	19.8%
Northeast	11.7	16.1
South	40.1	43.3
West	22.6	16.3
Belgium	1.4	2.2
Canada	1.4	0.5
Israel	0.6	—
United Kingdom	3.0	1.8
Total	100.0%	100.0%

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2020 and 2019:

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,435	$1,542,401	$1,595,836
Second-lien senior secured debt investments	—	15,369	472,245	487,614
Unsecured debt investments	—	—	7,182	7,182
Equity investments	—	4,283	40,558	44,841
Total Investments	$—	$73,087	$2,062,386	$2,135,473

	Fair Value Hierarchy as of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$51,673	$1,139,947	$1,191,620
Second-lien senior secured debt investments	—	10,115	238,081	248,196
Unsecured debt investments	—	—	1,710	1,710
Total Investments	$—	$61,788	$1,379,738	$1,441,526

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2020, 2019 and 2018:

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,139,947	$238,081	$—	$1,710	$1,379,738
Purchases of investments, net	656,422	259,417	6,830	34,156	956,825
Payment-in-kind	6,718	—	—	—	6,718
Proceeds from investments, net	(249,415)	(21,345)	—	—	(270,760)
Net change in unrealized gain (loss) on investments	(10,616)	(4,543)	348	4,692	(10,119)
Net realized gain (loss) on investments	(7,624)	—	—	—	(7,624)
Net amortization of discount on investments	6,969	635	4	—	7,608
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,542,401	$472,245	$7,182	$40,558	$2,062,386

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$587,776	$107,717	$1,655	$697,148
Purchases of investments, net(2)	757,771	142,725	509	901,005
Proceeds from investments, net	(190,470)	(13,375)	(703)	(204,548)
Net change in unrealized gain (loss) on investments	(1,104)	419	55	(630)
Net realized gain (loss) on investments	43	150	194	387
Net amortization of discount on investments	3,917	445	—	4,362
Transfers into (out of) Level 3(1)	(17,986)	—	—	(17,986)
Fair value, end of period	$1,139,947	$238,081	$1,710	$1,379,738

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

	As of and for the Year Ended December 31, 2018
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$39,173	$26,586	$377	$66,136
Purchases of investments, net	624,849	117,229	1,679	743,757
Proceeds from investments, net	(75,812)	(35,776)	(921)	(112,509)
Net change in unrealized gain (loss) on investments	(1,656)	(802)	(24)	(2,482)
Net realized gain (loss) on investments	3	54	544	601
Net amortization of discount on investments	1,219	426	—	1,645
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$587,776	$107,717	$1,655	$697,148

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019	Net change in unrealized gain (loss) for the Year Ended December 31, 2018 on Investments Held at December 31, 2018
First-lien senior secured debt investments	$(11,378)	$(643)	$(1,654)
Second-lien senior secured debt investments	(4,533)	328	(782)
Unsecured debt investments	349	—	—
Equity investments	4,692	55	(24)
Total Investments	$(10,870)	$(260)	$(2,460)

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020 and 2019. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$159,123	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	1,383,278	Yield Analysis	Market Yield	4.9% - 19.8% (8.7%)	Decrease
Second-lien senior secured debt investments(1)	$111,075	Recent Transaction	Transaction Price	97.5% - 99.5% (98.7%)	Increase
	347,141	Yield Analysis	Market Yield	5.2% - 18.0% (9.7%)	Decrease
	5,746	Collateral Analysis	Recovery Rate	52.0% - 52.0% (52.0%)	Increase
Unsecured debt investments	$6,365	Yield Analysis	Market Yield	8.1% - 9.3% (8.2%)	Decrease
	817	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
Equity investments	$31,853	Market Approach	EBITDA Multiple	3.5x - 11.8x (4.4x)	Increase
	8,705	Recent Transaction	Transaction Price	1.0 - 1.0 (1.0)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $8,283, which the Company valued using indicative bid prices obtained from brokers.

	As of December 31, 2019
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$199,302	Recent Transaction	Transaction Price	97.5% - 99.6% (98.3%)	Increase
	916,410	Yield Analysis	Market Yield	5.4%-13.2% (8.9%)	Decrease
Second-lien senior secured debt investments	$5,366	Recent Transaction	Transaction Price	99.5%-99.5% (99.5%)	Increase
	232,715	Yield Analysis	Market Yield	9.2%-14.7% (11.2%)	Decrease
Equity investments	$1,710	Market Approach	EBITDA Multiple	6.8x - 11.8x (11.6x)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $24,235, which the Company valued using indicative bid prices obtained from brokers.

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”), or some combination thereof and comparable market transactions typically would be used.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of ended December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$363,312	363,312	$259,932	259,932
SPV Asset Facility II	187,859	187,859	—	—
2024 Notes	345,450	372,750	295,293	295,293
Total Debt	$896,621	$923,921	$555,225	$555,225

________________

(1)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Level 1	$—	—
Level 2	—	—
Level 3	923,921	555,225
Total Debt	$923,921	$555,225

Financial Instruments Not Carried at Fair Value

As of December 31, 2020 and 2019, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 242% and 269% as of December 31, 2020 and 2019, respectively.

Debt obligations consisted of the following as of  December 31, 2020 and December 31, 2019:

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,147	$34,853	$363,312
SPV Asset Facility II	325,000	191,000	27,698	187,859
2024 Notes	350,000	350,000	—	345,450
Total Debt	$1,075,000	$906,147	$62,551	$896,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

	December 31, 2019
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$750,000	$265,672	$272,778	$259,932
2024 Notes	300,000	300,000	—	295,293
Promissory Note	50,000	—	50,000	—
Total Debt	$1,100,000	$565,672	$322,778	$555,225

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)	The carrying value of the Company’s SPV Asset Facility I and 2024 Notes are presented net of deferred unamortized debt issuance costs of $5.7 million and $4.7 million.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Interest expense	$29,120	$22,280	$6,320
Amortization of debt issuance costs	5,310	2,153	998
Total Interest Expense	$34,430	$24,433	$7,318
Average interest rate	3.8%	4.8%	4.9%
Average daily borrowings	$646,279	$449,037	$128,327

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

The unpaid principal balance of any Promissory Notes and accrued interest thereon is payable by the Company from time to time at the discretion of the Company but immediately due and payable upon 120 days written notice by the Adviser, and in any event due and payable in full no later than January 15, 2018. On November 7, 2017, the Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018.  On November 6, 2018, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On October 30, 2019, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. The Company intends to use the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies. The Promissory Notes matured on December 31, 2020.

The unpaid principal balance of the Promissory Notes and accrued interest thereon was paid in full on December 15, 2020 and December 31, 2020, respectively. The Company used the borrowed funds to leverage its investment portfolio and to make investments in portfolio companies consistent with its investment strategies.

2024 Notes

On November 26, 2019, the Company issued $300 million aggregate principal amount of the Company’s 4.625% notes due November 26, 2024 (the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2020 and 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Amspec Services Inc.	First lien senior secured revolving loan	2,463	1,538
Apptio, Inc.	First lien senior secured revolving loan	490	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	852
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	911	—
Associations, Inc.	First lien senior secured delayed draw term loan	75	1,556
Associations, Inc.	First lien senior secured revolving loan	—	1,000
AxiomSL Group, Inc.	First lien senior secured revolving loan	1,061	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	5,580	—
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	1,073	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	—
BIG Buyer, LLC	First lien senior secured revolving loan	667	1,250
BIG Buyer, LLC	First lien senior secured delayed draw term loan	1,875	3,750
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
ConnectWise, LLC	First lien senior secured revolving loan	2,708	3,611
Covenant Surgical Partners, Inc.	First lien senior secured delayed draw term loan	—	700
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	4,991	6,087
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,017	1,322
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	—	5,738
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	276	2,400
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	—
Galls, LLC	First lien senior secured revolving loan	1,826	1,274
Galls, LLC	First lien senior secured delayed draw term loan	—	4,756
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,146	1,718
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured delayed draw term loan	—	527
Genesis Acquisition Co. (dba Procare Software)	First lien senior secured revolving loan	—	190
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	345	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2020	December 31, 2019
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	—
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,187	1,985
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	1,337	8,100
Hometown Food Company	First lien senior secured revolving loan	408	471
Ideal Tridon Holdings, Inc.	First lien senior secured delayed draw term loan	—	459
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,072	1,200
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	3,522	4,275
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,953	7,500
Instructure, Inc.	First lien senior secured revolving loan	1,851	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,089
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	4,103
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,510	—
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	—	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	1,789
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured delayed draw term loan	516	607
KWOR Acquisition, Inc. (dba Worley Claims Services)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured delayed draw term loan	—	3,771
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	6,938
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	228
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,155	686
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	—
Lytx, Inc.	First lien senior secured revolving loan	—	93
Manna Development Group, LLC	First lien senior secured revolving loan	—	531
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	1,688	5,168
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	906	832
Nelipak Holding Company	First lien senior secured revolving loan	352	560
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,728	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,311	—
Offen, Inc.	First lien senior secured delayed draw term loan	—	1,327
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	2,273
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	3,931	—
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,029	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
RSC Acquisition, Inc (dba Risk Strategies)	Second lien senior secured delayed draw term loan	—	2,723
RxSense Holdings, LLC	First lien senior secured revolving loan	—	764
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	493	387
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,631	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	2,289	—
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	—	5,614
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	113	161
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	469
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	515	452
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	7,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	2,500	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	2,420
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,534	1,989
Total Unfunded Portfolio Company Commitments		$124,057	$146,793

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $10.1 million for the period from October 15, 2015 (Inception) to December 31, 2019, of which $10.1 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2020, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	39,312,181	$349,802	55,828,487	$514,650	38,365,220	$358,134
Reinvestment of distributions	4,755,971	41,437	2,197,193	19,887	797,371	7,241
Repurchased Shares	(4,654,715)	(40,059)	(851,590)	(7,706)	(168,106)	(1,527)
Total shares/gross proceeds	39,413,437	351,180	57,174,090	526,831	38,994,485	363,848
Sales load	—	(3,892)	—	(9,565)	—	(9,847)
Total shares/net proceeds	39,413,437	$347,288	57,174,090	$517,266	38,994,485	$354,001

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

The following table presents cash distributions per share that were declared during the year ended December 31, 2018:

	Distributions
($ in thousands)	Per Share	Amount
2018
March 31, 2018 (thirteen record dates)	$0.17	$2,075
June 30, 2018 (thirteen record dates)	0.17	3,390
September 30, 2018 (thirteen record dates)	0.17	4,987
December 31, 2018 (thirteen record dates)	0.17	6,861
Total	$0.68	$17,313

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

On February 23, 2021, the Board declared regular weekly distributions for April 2021 through June 2021. The regular weekly cash distributions, each in the gross amount of $0.011580 per share, will be payable monthly to shareholders of record as of the weekly record date.

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

Through December 31, 2020, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of net investment income(1)	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

________________

(1)	The per share amounts round to less than $0.01 per share.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

	Year Ended December 31, 2018
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$14,964	86.4%
Net realized gain (loss) on investments	0.03	737	4.3
Distributions in excess of net investment income	0.06	1,612	9.3
Total	$0.68	$17,313	100.0%

Share Repurchases

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in thousands, except per share amounts)	2020	2019	2018
Increase (decrease) in net assets resulting from operations	$67,266	$51,985	$12,439
Weighted average shares of common stock outstanding—basic and diluted	129,370,000	76,023,995	26,555,178
Earnings per common share-basic and diluted	$0.52	$0.68	$0.47

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

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
($ in thousands)	2020(1)	2019	2018
Increase in net assets resulting from operations	$67,266	$51,985	$12,439
Adjustments:
Net unrealized gain (loss) on investments	8,955	(1,610)	3,262
Other income (loss) for tax purposes, not book	928	(304)	-
Deferred organization costs	(12)	(13)	224
Other book-tax differences	714	124	1,386
Realized gain/loss differences	7,642	-	-
Taxable Income	$85,493	$50,182	$17,311

________________

(1)	Tax information for the fiscal year ended December 31, 2020 are estimates and are not final until the Company files its tax returns.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

For the year ended December 31, 2020

Total distributions declared of $85.5 million consisted of approximately $83.3 million of ordinary income and $2.2 million of long-term capital gains. For the calendar year ended December 31, 2020, on a tax basis, the Company had $(22.9) million of net unrealized gains/(losses) on investments and $2.6 million of other temporary differences. For the year ended December 31, 2020, 91.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2020, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $1.0 million principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2020, the net estimated unrealized loss of U.S. federal income tax purposes was $23.1 million based on a tax cost basis of $2.2 billion. As of December 31, 2020, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $42.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $19.6 million.

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

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2020, the Company recorded a net tax expense of approximately $0.7 million for taxable subsidiaries. For the years ended December 31, 2019 and 2018, the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $1.2 million as of December 31, 2020 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. There was no deferred tax asset or liability as of December 31, 2019.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2020, 2019, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2020	2019	2018	2017
Per share data:
Net asset value, at beginning of period	$9.03	$8.97	$9.03	$9.00
Results of operations:
Net investment income(1)	0.64	0.64	0.56	0.42
Net realized and unrealized gain (loss)(5)	(0.17)	0.09	0.05	0.10
Net increase (decrease) in net assets resulting from operations	$0.47	0.73	0.61	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.64)	(0.66)	(0.59)	(0.43)
Distributions from net realized gains(2)	—	(0.02)	(0.03)	—	(8)
Distributions in excess of net investment income(2)	(0.02)	—	(0.06)	(0.06)
Net increase (decrease) in net assets from shareholders' distributions	$(0.66)	(0.68)	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	— (8)	0.01	0.01	—	(8)
Net increase in net assets resulting from capital share transactions	—	0.01	0.01	—
Net asset value, at end of period	$8.84	$9.03	$8.97	$9.03

Total Return(6)	5.7%	7.1%	6.7%	5.9%	(3)

Ratios
Ratio of net expenses to average net assets(4)(7)	5.3%	7.6%	7.7%	1.5%	(9)
Ratio of net investment income to average net assets(7)	7.5%	7.1%	6.2%	4.0%	(9)
Portfolio turnover rate	15.3%	19.4%	35.5%	7.0%	(9)

Supplemental Data
Weighted-average shares outstanding	129,370,000	76,023,995	26,555,178	3,500,950
Shares outstanding, end of period	145,448,227	106,034,790	48,860,700	9,866,216
Net assets, end of period	$1,286,304	$957,279	$438,210	$89,083

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)

Total return for the year ended December 31, 2017 is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the years ended December 31, 2020, 2019, 2018 and 2017, the total operating expenses to average net assets were 7.0%, 9.2%, 9.6% and 9.5%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers. Past performance is not a guarantee of future results.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

(7)	The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g., initial organization expenses)
(8)	The per share amount rounds to less than $0.01 per share.
(9)	For 2017 figures, ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.

Note 12. Selected Quarterly Financial Data

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$34,308	$33,564	$33,513	$41,055
Net operating expenses	13,192	13,607	12,944	19,520
Net investment income (loss)	21,116	19,957	20,569	21,535
Net realized and unrealized gains (losses)	(90,522)	38,447	22,697	13,467
Increase (decrease) in net assets resulting from operations	$(69,406)	$58,404	$43,266	$35,002
Net asset value per share as of the end of the quarter	$8.29	$8.59	$8.74	$8.84
Earnings (losses) per share - basic and diluted	$(0.59)	$0.46	$0.32	$0.25

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$18,928	$23,499	$27,724	$31,320
Net operating expenses	10,664	12,159	14,157	15,644
Net investment income (loss)	8,264	11,340	13,567	15,676
Net realized and unrealized gain (loss) on investments	5,474	1,967	(4,797)	494
Increase (decrease) in net assets resulting from operations	$13,738	$13,307	$8,770	$16,170
Net asset value per share as of the end of the quarter	$9.06	$9.08	$9.03	$9.03
Earnings (losses) per share - basic and diluted	$0.25	$0.19	$0.11	$0.17

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment income	$3,089	$6,364	$10,760	$13,948
Net operating expenses	1,256	3,411	6,832	7,698
Net investment income (loss)	1,833	2,953	3,928	6,250
Net realized and unrealized gain (loss) on investments	439	778	1,200	(4,942)
Increase (decrease) in net assets resulting from operations	$2,272	$3,731	$5,128	$1,308
Net asset value per share as of the end of the quarter	$9.06	$9.07	$9.08	$8.97
Earnings (losses) per share - basic and diluted	$0.18	$0.18	$0.17	$0.03

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of eight members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2023 annual meeting of shareholders; the terms of our Class II directors will expire at the 2021 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

Messrs. Finn and Kaye serve as Class I directors (with terms expiring in 2023). Messrs. Temple and Ostrover and Ms. Weiler serve as Class II directors (with terms expiring in 2021). Messrs. D'Alelio, Packer, and Kirshenbaum serve as Class III directors (with terms expiring in 2022).

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Brian Finn, 60	Director	Private Investor Chief Executive Officer, Asset Management Finance Corporation (through 2013)	Class I Director since 2016; Term expires in 2023	5

Owl Rock Capital Corporation (“ORCC”)

Owl Rock Technology Finance Corp. (“ORTF”)

Owl Rock Capital Corporation III ("ORCC III")

Owl Rock Core Income Corp. ("ORCIC")

The Scotts Miracle Gro Company

WaveGuide Corporation

Rotor Acquisition Corp.

Eric Kaye, 57	Director	Founder of ARQ^EX Fitness Systems	Class I Director since 2016; Term expires in 2023	5	ORCC ORCC III ORCIC ORTF

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Christopher M. Temple, 53	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2021	5	ORCC ORCC III ORCIC ORTF Plains All American Pipeline Company HMT, LLC
Melissa Weiler, 56	Director	Private Investor, Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021; Term expires in 2021	5	ORCC ORCC III ORTF ORCIC
Edward D'Alelio, 68	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2022	5	ORCC ORCC III ORCIC ORTF Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Douglas I. Ostrover, 58	Director	Co Founder and Chief Executive Officer of Owl Rock Capital Partners Co-Chief Investment Officer of the Adviser, ORDA, ORTA and ORCPFA (the "Owl Rock Advisers") Co-Founder GSO Capital Partners	Class II Director since 2016; Term expires in 2021	5	ORCC ORCC III ORCIC ORTF Jaws Acquisition Corp.

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Craig W. Packer, 54	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC, ORCC III, ORCIC and ORTF (the "Owl Rock BDCs") Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2022	5	ORCC ORCC III ORCIC ORTF
Alan Kirshenbaum, 49	Chief Operating Officer, Treasurer and Director	Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners, each of the Owl Rock Advisers, ORCC and ORTF Chief Operating Officer of ORCC III Chief Financial Officer of Sixth Street Specialty Lending, Inc.	Director since 2015 and Class III Director since 2016; Term expires in 2022	5	ORCC ORCC III ORCIC ORTF

________________

(1)	The address for each director is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Directors serve for three‑year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)	The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)

“Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Ostrover, Packer, and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems), a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Finn served as the Chief Executive Officer of Asset Management Finance Corporation from 2009 to March 2013 and as its Chairman from 2008 to March 2013. From 2004 to 2008, Mr. Finn was Chairman and Head of Alternative Investments at Credit Suisse Group. Mr. Finn has held many positions within Credit Suisse and its predecessor firms, including President of Credit Suisse First Boston (CSFB), President of Investment Banking, Co‑President of Institutional Securities, Chief Executive Officer of Credit Suisse USA and a member of the Office of the Chairman of CSFB. He was also a member of the Executive Board of Credit Suisse. Mr. Finn served as principal and partner of private equity firm Clayton, Dubilier & Rice from 1997 to 2002. Mr. Finn currently serves as Chairman of Covr Financial Technologies Corp., a director of The Scotts Miracle Gro Company, and WaveGuide Corporation, Chairman of Star Mountain Capital, a lower middle market credit investment firm, Investment Partner of Nyca Partners, a financial technology venture capital firm, a director of Sarcos Robotics and is CEO and a director of Rotor Acquisition Corp., a publicly traded 'blank check' company. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Finn received a B.S. in Economics from The Wharton School, University of Pennsylvania.

We believe Mr. Finn’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Consultant for Tailwind Capital, LLC, a New York based middle market private equity firm managing over $3.5 billion of committed capital, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries and National HME, and currently serves on the board of Loenbro, Inc. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation and chair of the UMass Memorial Hospital investment committee and serves on its corporate board. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, and since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care and Trump Entertainment Resorts. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of the Company, ORCC, ORCC III, ORTF and ORCIC in 2021.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.

Interested Directors

Mr. Ostrover is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Chief Executive Officer and Co‑Chief Investment Officer of each of the Owl Rock BDCs. In addition, Mr. Ostrover has served on the boards of directors of ORCC and the Company since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co‑founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co‑founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co‑Head of CSFB’s Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB’s Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non‑profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

We believe Mr. Ostrover’s depth of experience in corporate finance, capital markets and financial services, gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Mr. Packer is a Co‑Founder of Owl Rock Capital Partners LP and also serves as Co‑Chief Investment Officer of the Owl Rock Advisers and President and Chief Executive Officer of each of the Owl Rock BDCs, and is a member of the Investment Committee of each of the Owl Rock BDCs. In addition, Mr. Packer has served on the boards of directors of ORCC and the Company since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, and on the boards of directors of ORCC

III and ORCIC since February 2020 and September 2020, respectively. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.

Mr. Kirshenbaum is Chief Operating Officer and Chief Financial Officer of Owl Rock Capital Partners LP and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers, ORCC and ORTF, and the Chief Operating Officer of the Company and ORCC III. In addition, Mr. Kirshenbaum has served on the boards of directors of ORCC and the Company since October 2015, on the board of directors of ORTF since July 2018 and on the boards of directors of ORCC III and ORCIC since January 2020 and April 2020, respectively. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non‑profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met fourteen times during 2020 and acted on various occasions by written consent. Each director attended all meetings of the Board (held during the period for which he has been a director) except for Messrs. Finn and Temple who did not attend one meeting of the Board, Mr. Packer who did not attend two meetings of the Board, and Mr. Ostrover who did not attend five meetings of the Board.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our then-current directors attended the 2020 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of eight members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of

Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Brian Finn	Brian Finn
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple
Melissa Weiler	Melissa Weiler

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

The Audit Committee had nine formal meetings in 2020. Each member of the Audit Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended all of the meetings held during 2020, except for Mr. Finn who did not attend one meeting of the Audit Committee.

Our Board has determined that Christopher M. Temple and Brian Finn qualify as “audit committee financial experts” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

The Nominating and Corporate Governance Committee had three formal meeting in 2020. Each member of the Nominating and Corporate Governance Committee (during the period for which he has been a member of the committee) who served on such committee during the 2020 fiscal year attended all of the meetings held during 2020.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to such persons were timely filed.

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

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	48	Chief Compliance Officer	2018
Bryan Cole	36	Chief Financial Officer, Chief Accounting Officer	2017
Alexis Maged	55	Vice President	2017
Neena Reddy	42	Vice President, Secretary	2019

The address for each of our executive officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Owl Rock Capital Partners LP and also serves as the Chief Compliance Officer of each of the Owl Rock Advisers and each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Owl Rock Capital Partners and serves as the Chief Financial Officer of the Company, ORCC III and ORCIC, as Chief Accounting Officer for each of the Owl Rock BDCs and as Treasurer for ORCC III and ORCIC. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director of Owl Rock Capital Partners LP and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at

Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director and the General Counsel of Owl Rock Capital Partners LP, General Counsel and Chief Legal Officer of each of the Owl Rock Advisors and also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock in June 2019, Ms. Reddy was counsel at Goldman Sachs Asset Management, where she was responsible for direct alternative products, including private credit. Previously, Ms. Reddy was an attorney at Boies Schiller Flexner LLP and Debevoise & Plimpton LLP. Ms. Reddy received a B.A. in English from Georgetown University and a J.D. from New York University School of Law. Prior to becoming an attorney, Ms. Reddy was a financial analyst at Goldman, Sachs & Co.

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

The Investment Team performs a similar role for Owl Rock Capital Corporation, which is traded on the New York Stock Exchange under the symbol “ORCC,” and Owl Rock Capital Corporation III, from which the Adviser and its affiliates may receive incentive fees. Certain members of the Investment Team also perform a similar role for Owl Rock Technology Finance Corp., from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

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

In addition to managing our investments, as of December 31, 2020, Messrs. Ostrover, Packer, Lipschultz and Maged, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$11,304.4
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$515.8
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$22.6
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology related lending	$3,157.9

As of December 31, 2020, our portfolio managers also managed 5 private funds (the "Owl Rock Private Funds") with a total of approximately $2.5 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets or net assets and performance, respectively, of each Owl Rock Client.

Biographical information regarding the members of the Investment Committee, who is not a director or executive officer of the Company is as follows:

Marc S. Lipschultz

Mr. Lipschultz is a Co-Founder and the President of Owl Rock Capital Partners, the Co-Chief Investment Officer of the Adviser, ORDA, ORPFA and ORTA, and is a member of the Adviser's Investment Committee. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee and board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and as the Chairman Emeritus of the board of directors of the 92nd Street Y.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 1, 2021 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	—	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	over $100,000

________________

(1)	Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of $8.90 per share of the Company times the number of shares beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (v) the product obtained by multiplying the closing price of Owl Rock Capital Corporation’s common stock of $14.14 on March 1, 2021, by the number of shares of Owl Rock Capital Corporation beneficially owned, (w) the product obtained by multiplying the net asset value per share of Owl Rock Technology Finance Corp. as of December 31, 2020 by the number of shares of Owl Rock Technology Finance Corp. beneficially owned, (x) the product obtained by multiplying the net asset value per share of Owl Rock Capital Corporation III as of December 31, 2020 by the number of shares of Owl Rock Capital Corporation III beneficially owned, (y) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp. by the number of shares of Owl Rock Core Income Corp. beneficially owned, and (z) the total dollar range of equity securities of the Company beneficially owned by the member of the Investment Committee.

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

Director Compensation

No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Brian Finn. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2020:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$250,000	$250,000	$963,540
Christopher M. Temple	$242,500	$242,500	$917,224
Eric Kaye	$245,000	$245,000	$895,907
Brian Finn	$220,000	$220,000	$843,249

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 1, 2021 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 150,473,719 shares of our common stock outstanding as of March 1, 2021. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

	Shares Beneficially Owned

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Douglas I. Ostrover	—	0%
Craig W. Packer	116,667	*
Alan Kirshenbaum(2)	27,778	*
Independent Directors
Brian Finn	—	0%
Edward D'Alelio	—	0%
Eric Kaye	—	0%
Christopher M. Temple	—	0%
Melissa Weiler	—	0%
Executive Officers
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	—	0%
Neena Reddy	—	0%
All officers and directors as a group (12 persons)(1)	144,445	*

________________

*	Less than 1%.
(1)	The address for each of the directors and officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.
(2)	Includes 13,889 shares owned by Mr. Kirshenbaum and 13,889 shares owned by Mr. Kirshenbaum's wife.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 1, 2021 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Douglas I. Ostrover	None	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alan Kirshenbaum	over $100,000	over $100,000
Independent Directors
Brian Finn	None	over $100,000
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000

________________

(1)	Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)

The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of $8.90 per share by the number of equity securities beneficially owned.

(3)

The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (1) the closing price of Owl Rock Capital Corporation's common stock of $14.14 on March 1, 2021 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the director, (3) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the director, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the director, and (5) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Owl Rock Capital Partners also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Owl Rock Capital Partners and the Adviser are officers of Owl Rock Capital Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the Adviser as well as entities managed by the other Owl Rock Advisers, including ORCC, ORTF, and the Owl Rock Private Funds (the “Owl Rock Clients”), for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities

The Owl Rock Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Owl Rock Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement.

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

The Owl Rock Advisers' allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including ORCC, ORTF and the Owl Rock Private Funds; however, there can be no assurance that the Owl Rock Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Owl Rock Advisers' allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including ORCC, ORTF and the Owl Rock Private Funds. In making this assessment, the Owl Rock Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Owl Rock Advisers may afford prior decisions precedential value.

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

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Finn, Kaye, Temple, and D'Alelio and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Ostrover, Packer, and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and December 31, 2020. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2020 and December 31, 2019:

	For the Fiscal Year ended December 31, 2020	For the Fiscal Year ended December 31, 2019
Audit Fees	$864,000	$681,500
Audit-Related Fees(1)	—	—
Tax Fees	118,200	73,115
All Other Fees(2)	—	—
Total Fees	$982,200	$754,615

________________

(1)	“Audit‑Related Fees” are those fees billed to the Company by KPMG LLP for services provided by KPMG LLP.
(2)	“All Other Fees” are those fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment (incorporated by reference to Exhibit (a)(2) to the Company’s Registration Statement on Form N-2, filed on September 20, 2016).

3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K, filed on June 18, 2019).

3.4	Bylaws (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

4.2

Purchase Agreement, dated as of November 21, 2019 relating to the 4.625% Notes due 2024, by and between Owl Rock Capital Corporation II, Owl Rock Capital Advisors LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and GreensLedge Capital Markets LLC (Incorporated by reference to Exhibit 1.1 of the current report on Form 8-K, filed November 26, 2019).

4.3

Indenture, dated as of November 26, 2019 by and between Owl Rock Capital Corporation II and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K, filed November 26, 2019).

4.4

First Supplemental Indenture, dated as of November 26, 2019, relating to the 4.625% Notes due 2024, by and between Owl Rock Capital Corporation II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K, filed November 26, 3019).

4.5	Form of 4.625% Note due 2024 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to the current report on Form 8-K, filed November 26, 2019).

4.6*	Description of Securities.

10.1	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on January 11, 2017).

10.2	Form of Investment Advisory Agreement (incorporated by reference to Exhibit (g)(1) to the Company’s Registration Statement on Form N-2, filed on September 20, 2016).

10.3	Amended and Restated Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on November 6, 2018).

10.4	Second Amended and Restated Investment Advisory Agreement between the Company and the Adviser (incorporated by reference to Exhibit 10.15 of the annual report on Form 10-K, filed February 25, 2020).

10.5	Form of Dealer Manager Agreement (incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, filed on January 11, 2017).

10.6

Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed on April 5, 2017)

10.7

Selected Dealer Agreement with Ameriprise Financial Services, Inc., dated October 13, 2017 (incorporated by reference to Exhibit (h)(3) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on October 13, 2017).

10.8	Form of Follow-On Dealer Manager Agreement (incorporated by reference to Exhibit (h)(4) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

10.9

Form of Short-Form Follow-On Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(5) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

10.10

Form of Follow-On Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(6) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).

10.11	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on N-2, filed on November 23, 2016).

10.12	Form of Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Company’s Registration Statement on N-2, filed on September 20, 2016).

10.13	Form of License Agreement (incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on N-2, filed on November 23, 2016).

10.14

Amended and Restated Escrow Agreement, dated January 6, 2017 (incorporated by reference to Exhibit (k)(3) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on N-2, filed on January 11, 2017).

10.15

Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant and our Adviser, dated August 8, 2017 (incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on N-2, filed on August 14, 2017).

10.16

Form of Promissory Note by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2017).

10.17

Credit Agreement, dated December 1, 2017, by and among ORCC II Financing and OR Lending II, as Borrowers, Various Lenders, Goldman Sachs Bank USA, as Sole Lead Arranger and Syndication Agent, State Street Bank and Trust Company, as Collateral Administrator, State Street Bank and Trust Company as Collateral Agent, and Cortland Capital Market Services LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2017).

10.18

Form of Non-Recourse Carveout Guaranty Agreement, between Owl Rock Capital Corporation II, State Street Bank and Trust Company, as Collateral Agent, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2017).

10.19

Form of Sale and Contribution Agreement between Owl Rock Capital Corporation II and ORCC II Financing LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2017).

10.20

Omnibus Amendment No. 1 among ORCC II Financing LLC, as a borrower, OR Lending II LLC, the lenders under the Credit Agreement referred to therein, Goldman Sachs Bank USA, as administrative agent, State Street Bank AND Trust Company, as collateral administrator and as collateral agent, and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2018).

10.21

Amendment No. 2 to Credit Agreement among ORCC II Financing LLC, as a borrower, OR LENDING II LLC, the lenders under the Credit Agreement referred to therein, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and as collateral agent, and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 3, 2018).

10.22

Cooperation Agreement among ORCC II Financing LLC, OR Lending II LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 3, 2018).

10.23

Partial Waiver of Advisory Fee, dated June 8, 2018, by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.24

Waiver of Incentive Fee on Income, dated February 27, 2019, by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.25

Amended and Restated Credit Agreement, dated as of March 11, 2019, among ORCC II Financing LLC and OR Lending II LLC, as borrowers, the Lenders referred to in the Credit Agreement, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and collateral agent and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 12, 2019).

10.26

Termination of Cooperation Agreement dated as of March 11, 2019, among ORCC II Financing LLC and OR Lending II LLC as borrowers and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 12, 2019).

10.27

Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of March 11, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 12, 2019).

10.28

Second Amended and Restated Credit Agreement, dated as of April 29, 2019, among ORCC II Financing LLC and OR Lending II LLC, as borrowers, the Lenders referred to in the Credit Agreement, Goldman Sachs Bank USA, as administrative agent, State Street Bank and Trust Company, as collateral administrator and collateral agent and Cortland Capital Market Services LLC, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K, filed April 29, 2019).

10.29

Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of April 29, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K, filed April 29, 2019).

10.30

Credit Agreement, dated as of April 14, 2020, among ORCC II Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as document custodian (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed April 16, 2020).

10.31

Sale and Contribution Agreement, dated as of April 14, 2020, between Owl Rock Capital Corporation II, as Seller and ORCC II Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed April 16, 2020).

10.32

Amendment and Commitment Increase Agreement, dated as of October 30, 2020, among ORCC II Financing II LLC, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Cortland Capital Market Services LLC, as document custodian and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the quarterly report on Form 10-Q, filed November 10, 2020).

10.33	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on February 24, 2020).

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Company's quarterly report on Form 10-Q filed on August 11, 2020).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*  Filed herewith.

**Furnished herewith.

________________

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: March 4, 2021	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer, Chief Accounting Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Alan Kirshenbaum, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 4, 2021.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Alan Kirshenbaum	Chief Operating Officer, Treasurer and Director
Alan Kirshenbaum

/s/ Douglas I. Ostrover	Director
Douglas I. Ostrover

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Brian Finn	Director
Brian Finn

/s/ Melissa Weiler	Director
Melissa Weiler