Form 10-Q
period 2021-03-31
Owl Rock Capital Corp II
filed 2021-05-11
CIK 1655887

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 153,052,806 shares of common stock, $0.01 par value per share, outstanding.

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

•

the effect of legal, tax and regulatory changes including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,187,280 and $2,132,298 respectively)	$2,189,925	$2,123,161
Non-controlled, affiliated investments (amortized cost of $12,759 and $12,365, respectively)	12,742	12,312
Total investments at fair value (amortized cost of $2,200,039 and $2,144,663, respectively)	2,202,667	2,135,473
Cash	38,259	41,625
Foreign cash (cost of $1,239 and $1,151, respectively)	1,239	1,205
Interest receivable	11,218	10,281
Receivable for investments sold	—	7,865
Subscription receivable	2,867	—
Prepaid expenses and other assets	1,666	3,225
Total Assets	$2,257,916	$2,199,674
Liabilities
Debt (net of deferred unamortized debt issuance costs of $8,864 and $9,526, respectively)	871,337	896,621
Payable for investments purchased	1,803	—
Payables to affiliates	11,278	9,789
Accrued expenses and other liabilities	12,452	6,960
Total Liabilities	896,870	913,370
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 152,735,740 and 145,448,227 shares issued and outstanding, respectively	1,527	1,454
Additional paid-in-capital	1,369,980	1,305,140
Distributable earnings	(10,461)	(20,290)
Total Net Assets	1,361,046	1,286,304
Total Liabilities and Net Assets	$2,257,916	$2,199,674
Net Asset Value Per Share	$8.91	$8.84

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$41,251	$33,699
Dividend income	1,026	—
Other income	482	609
Total investment income from non-controlled, non-affiliated investments	42,759	34,308
Investment income from non-controlled, affiliated investments:
Interest income	160	—
Dividend income	—	—
Other Income	21	—
Total investment income from non-controlled, affiliated investments	181	—
Total Investment Income	42,940	34,308
Operating Expenses
Offering costs	385	676
Interest expense	8,520	9,408
Management fee	8,214	6,357
Performance based incentive fees	3,848	2,028
Professional fees	1,177	927
Directors' fees	261	256
Other general and administrative	611	633
Total Operating Expenses	23,016	20,285
Management and incentive fees waived (Note 3)	—	(506)
Expense support	(1,449)	(6,587)
Net Operating Expenses	21,567	13,192
Net Investment Income (Loss) Before Taxes	21,373	21,116
Income taxes, including excise tax expense (benefit)	311	—
Net Investment Income (Loss)	$21,062	$21,116
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$12,226	$(90,453)
Non-controlled, affiliated investments	37	—
Income tax (provision) benefit	(878)	—
Translation of assets and liabilities in foreign currencies	(551)	(177)
Total Net Change in Unrealized Gain (Loss)	10,834	(90,630)
Net realized gain (loss):
Non-controlled, non-affiliated investments	197	122
Foreign currency transactions	170	(14)
Total Net Realized Gain (Loss)	367	108
Total Net Realized and Change in Unrealized Gain (Loss)	11,201	(90,522)
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,263	$(69,406)
Earnings Per Share - Basic and Diluted	$0.22	$(0.59)
Weighted Average Shares Outstanding - Basic and Diluted	149,144,175	116,752,347

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(23)	First lien senior secured loan	L + 9.25% (incl. 9.25% PIK)	1/3/2025	38,138	37,642	33,943	2.5%
Peraton Corp.(7)(22)(23)(24)	First lien senior secured loan	L + 3.75%	2/1/2028	1,812	1,803	1,810	0.1%
Valence Surface Technologies LLC(9)(23)	First lien senior secured loan	L + 5.75%	6/30/2025	24,563	24,287	22,475	1.7%
Valence Surface Technologies LLC(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.75%	6/28/2021	5,940	5,868	5,308	0.4%
Valence Surface Technologies LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 5.75%	6/30/2025	1,500	1,474	1,288	0.1%
				71,953	71,074	64,824	4.8%
Automotive
Mavis Tire Express Services Corp.(6)(22)(23)	First lien senior secured loan	L + 3.25%	3/20/2025	128	121	128	—%
Mavis Tire Express Services Corp.(6)(23)	Second lien senior secured loan	L + 7.59%	3/20/2026	28,383	27,974	28,383	2.1%
				28,511	28,095	28,511	2.1%
Buildings and real estate
Associations, Inc.(8)(23)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	61,838	61,241	61,838	4.5%
Associations, Inc.(8)(15)(17)(23)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	5,167	5,132	5,166	0.4%
Associations, Inc.(8)(22)(23)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	1,000	993	995	0.1%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(9)(23)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,652	18,485	17,812	1.3%
Imperial Parking Canada(11)(23)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	3,904	3,690	3,730	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,515	1,424	0.1%
				92,087	91,056	90,965	6.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(23)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,471	24,257	1.8%
CIBT Global, Inc.(8)(22)(23)	First lien senior secured loan	L + 3.75%	6/3/2024	148	117	105	—%
CIBT Global, Inc.(8)(22)(23)(28)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	11,237	10,041	4,439	0.3%
ConnectWise, LLC(8)(23)	First lien senior secured loan	L + 5.25%	2/28/2025	33,257	32,959	33,257	2.4%
ConnectWise, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	226	195	226	—%
Entertainment Benefits Group, LLC(8)(23)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,454	20,218	18,204	1.3%
Entertainment Benefits Group, LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,523	2,496	2,216	0.2%
Hercules Borrower LLC (dba The Vincit Group)(9)(22)(23)	First lien senior secured loan	L + 6.50%	12/15/2026	28,774	28,359	28,486	2.1%
Hercules Borrower LLC (dba The Vincit Group)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(48)	(33)	—%
Hercules Buyer LLC (dba The Vincit Group)(10)(22)(23)(25)	Unsecured notes	0.48% (incl. 0.48% PIK)	12/14/2029	817	817	818	0.1%
				122,000	119,625	111,975	8.2%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(22)(23)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,178	22,275	1.6%
Douglas Products and Packaging Company LLC(8)(23)	First lien senior secured loan	L + 5.75%	10/19/2022	18,005	17,933	17,734	1.3%
Douglas Products and Packaging Company LLC(12)(15)(23)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	712	708	689	0.1%
Gaylord Chemical Company, L.L.C(6)(22)(23)	First lien senior secured loan	L + 6.00%	3/30/2027	30,391	30,088	30,087	2.2%
Gaylord Chemical Company, L.L.C(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(26)	(26)	—%
Innovative Water Care Global Corporation(8)(23)	First lien senior secured loan	L + 5.00%	2/27/2026	24,500	23,192	22,785	1.7%
				96,108	94,073	93,544	6.9%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(22)(23)(24)(25)	First lien senior secured note	6.75%	7/15/2025	18,750	18,759	20,096	1.5%
Feradyne Outdoors, LLC(8)(22)(23)	First lien senior secured loan	L + 6.25%	5/25/2023	765	762	765	0.1%
Olaplex, Inc.(6)(22)(23)	First lien senior secured loan	L + 6.50%	1/8/2026	12,342	12,224	12,280	0.9%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(23)	First lien senior secured loan	L + 5.25%	3/26/2026	47,907	47,137	47,787	3.5%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	986	930	977	0.1%
				80,750	79,812	81,905	6.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Containers and packaging
Pregis Topco LLC(6)(22)(23)(24)	First lien senior secured loan	L + 3.75%	7/31/2026	129	122	128	—%
Pregis Topco LLC(6)(23)	Second lien senior secured loan	L + 7.75%	7/30/2027	39,967	39,265	39,767	2.9%
				40,096	39,387	39,895	2.9%
Distribution
Aramsco, Inc.(6)(23)	First lien senior secured loan	L + 5.25%	8/28/2024	10,382	10,240	10,330	0.8%
Aramsco, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(15)	(5)	—%
Dealer Tire, LLC(6)(22)(23)(24)	First lien senior secured loan	L + 4.25%	12/12/2025	7,681	7,666	7,684	0.6%
Endries Acquisition, Inc.(9)(23)	First lien senior secured loan	L + 6.25%	12/10/2025	22,412	22,130	22,131	1.6%
Endries Acquisition, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(32)	(38)	—%
Individual Foodservice Holdings, LLC(9)(23)	First lien senior secured loan	L + 6.25%	11/22/2025	32,984	32,440	32,654	2.4%
Individual Foodservice Holdings, LLC(9)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	2,684	2,566	2,613	0.2%
Individual Foodservice Holdings, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	805	734	760	0.1%
Offen, Inc.(6)(23)	First lien senior secured loan	L + 5.00%	6/22/2026	4,932	4,894	4,834	0.4%
				81,880	80,623	80,963	6.1%
Education
Instructure, Inc.(8)(22)(23)	First lien senior secured loan	L + 7.00%	3/24/2026	24,383	24,080	24,383	1.8%
Instructure, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	3/24/2026	—	(19)	—	—%
Learning Care Group (US) No. 2 Inc.(9)(23)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,324	5,056	0.4%
Severin Acquisition, LLC (dba PowerSchool)(6)(23)	Second lien senior secured loan	L + 6.75%	8/3/2026	28,000	27,921	27,650	2.0%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(23)	First lien senior secured loan	L + 6.00%	5/14/2024	9,569	9,431	9,521	0.7%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(9)	(3)	—%
				67,345	66,728	66,607	4.9%
Energy equipment and services
Liberty Oilfield Services LLC(6)(20)(23)	First lien senior secured loan	L + 7.63%	9/19/2022	1,078	1,071	1,078	0.1%
				1,078	1,071	1,078	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Financial services
AxiomSL Group, Inc.(8)(22)(23)	First lien senior secured loan	L + 6.50%	12/3/2027	8,916	8,787	8,872	0.7%
AxiomSL Group, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(15)	(5)	—%
Blackhawk Network Holdings, Inc.(6)(23)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,664	18,307	1.3%
Hg Genesis 8 Sumoco Limited(14)(20)(22)(23)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	8/28/2025	6,016	5,748	6,031	0.4%
Hg Saturn Luchaco Limited(14)(20)(22)(23)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	3/30/2026	26,214	26,028	25,886	1.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(23)	First lien senior secured loan	L + 5.00%	9/6/2023	4,700	4,644	4,665	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.00%	9/6/2023	—	(1)	(1)	—%
Transact Holdings, Inc.(6)(23)	First lien senior secured loan	L + 4.75%	4/30/2026	8,865	8,764	8,688	0.6%
				73,488	72,619	72,443	5.2%
Food and beverage
Caiman Merger Sub LLC (dba City Brewing)(6)(23)	First lien senior secured loan	L + 5.25%	11/3/2025	27,617	27,396	27,893	2.0%
Caiman Merger Sub LLC (dba City Brewing)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.25%	11/1/2024	—	(15)	—	—%
CM7 Restaurant Holdings, LLC(6)(23)	First lien senior secured loan	L + 8.00%	5/22/2023	6,116	6,034	6,024	0.4%
H-Food Holdings, LLC(6)(23)(24)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—%
H-Food Holdings, LLC(6)(23)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,876	18,200	1.3%
Hometown Food Company(6)(23)	First lien senior secured loan	L + 5.00%	8/31/2023	2,338	2,314	2,338	0.2%
Hometown Food Company(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(5)	—	—%
Manna Development Group, LLC(6)(23)	First lien senior secured loan	L + 6.75%	10/24/2022	7,961	7,917	7,563	0.6%
Manna Development Group, LLC(6)(22)(23)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	482	475	458	—%
Nellson Nutraceutical, LLC(8)(22)(23)	First lien senior secured loan	L + 5.25%	12/23/2023	27,498	26,557	26,673	2.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Nutraceutical International Corporation(6)(23)	First lien senior secured loan	L + 7.00%	9/30/2026	37,411	36,889	37,225	2.7%
Nutraceutical International Corporation(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(32)	(12)	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(23)	First lien senior secured loan	L + 4.50%	7/30/2025	4,911	4,847	4,702	0.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	627	616	584	—%
Shearer's Foods, LLC(6)(22)(23)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,523	49,875	3.7%
Ultimate Baked Goods Midco, LLC(6)(23)	First lien senior secured loan	L + 4.00%	8/11/2025	2,933	2,895	2,889	0.2%
Ultimate Baked Goods Midco, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	71	65	62	—%
				186,166	183,353	184,475	13.5%
Healthcare equipment and services
Nelipak Holding Company(9)(23)	First lien senior secured loan	L + 4.25%	7/2/2026	5,655	5,566	5,514	0.4%
Nelipak Holding Company(6)(15)(22)(23)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	528	516	506	—%
Nelipak Holding Company(15)(16)(22)(23)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(34)	(24)	—%
Nelipak Holding Company(9)(23)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,894	7,794	0.6%
Nelipak Holding Company(13)(22)(23)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,427	7,923	8,091	0.6%
Packaging Coordinators Midco, Inc.(9)(22)(23)	Second lien senior secured loan	L + 8.25%	11/30/2028	36,269	35,565	35,725	2.7%
Patriot Acquisition TopCo S.A.R.L(8)(22)(23)	First lien senior secured loan	L + 6.75%	1/29/2028	25,976	25,528	25,508	2.0%
Patriot Acquisition TopCo S.A.R.L(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(53)	(48)	—%
				84,849	82,905	83,066	6.3
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(8)(22)(23)	First lien senior secured loan	L + 7.00%	10/27/2025	11,347	11,158	11,205	0.8%
Barracuda Dental LLC (dba National Dentex)(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	—	(18)	—	—%
Barracuda Dental LLC (dba National Dentex)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	987	959	966	0.1%
Confluent Health, LLC.(6)(23)	First lien senior secured loan	L + 5.00%	6/24/2026	4,421	4,388	4,366	0.3%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(23)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,283	12,282	0.9%
KS Management Services, L.L.C.(6)(23)	First lien senior secured loan	L + 4.25%	1/9/2026	49,375	48,868	49,375	3.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Premier Imaging, LLC (dba LucidHealth)(6)(23)	First lien senior secured loan	L + 5.75%	1/2/2025	7,734	7,628	7,638	0.6%
Refresh Parent Holdings, Inc.(8)(22)(23)	First lien senior secured loan	L + 6.50%	12/9/2026	11,953	11,781	11,833	0.9%
Refresh Parent Holdings, Inc.(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	2,138	2,081	2,117	0.2%
Refresh Parent Holdings, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	—	(20)	(14)	—%
TC Holdings, LLC (dba TrialCard)(8)(23)	First lien senior secured loan	L + 4.50%	11/14/2023	20,889	20,723	20,889	1.5%
TC Holdings, LLC (dba TrialCard)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(19)	—	—%
				121,219	119,812	120,657	8.9%
Healthcare technology
Bracket Intermediate Holding Corp.(8)(22)(23)	First lien senior secured loan	L + 4.25%	9/5/2025	74	69	74	—%
Bracket Intermediate Holding Corp.(8)(23)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,693	3,703	0.3%
Definitive Healthcare Holdings, LLC(8)(23)	First lien senior secured loan	L + 5.50%	7/16/2026	27,614	27,399	27,476	2.0%
Definitive Healthcare Holdings, LLC(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 5.50%	7/16/2021	1,090	1,053	1,085	0.1%
Definitive Healthcare Holdings, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	7/16/2024	—	(10)	(8)	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(20)(23)	First lien senior secured loan	L + 6.25%	2/20/2026	30,254	29,917	29,952	2.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(15)(16)(17)(20)(22)(23)	First lien senior secured delayed draw term loan	L + 6.25%	8/16/2021	—	(25)	(21)	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(15)(20)(22)(23)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	375	356	357	—%
Interoperability Bidco, Inc.(9)(23)	First lien senior secured loan	L + 5.75%	6/25/2026	18,962	18,775	18,441	1.4%
Interoperability Bidco, Inc.(15)(16)(17)(23)	First lien senior secured delayed draw term loan	L + 5.75%	6/25/2021	—	(2)	(33)	—%
Interoperability Bidco, Inc.(15)(16)(23)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(8)	(28)	—%
RL Datix Holdings (USA), Inc.(9)(20)(22)(23)	First lien senior secured loan	L + 5.00%	4/27/2025	10,000	9,767	9,850	0.7%
RL Datix Holdings (USA), Inc.(9)(20)(22)(23)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,884	4,925	0.4%
				97,119	95,868	95,773	7.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Household products
Hayward Industries, Inc.(6)(22)(23)(24)	First lien senior secured loan	L + 3.50%	8/5/2024	70	69	70	—%
HGH Purchaser, Inc. (dba Horizon Services)(8)(23)	First lien senior secured loan	L + 6.75%	11/3/2025	19,196	18,967	18,813	1.4%
HGH Purchaser, Inc. (dba Horizon Services)(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.75%	11/1/2021	7,063	6,916	6,914	0.5%
HGH Purchaser, Inc. (dba Horizon Services)(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.75%	11/3/2025	122	94	73	—%
Walker Edison Furniture Company LLC(8)(22)(23)	First lien senior secured loan	L + 5.75%	3/31/2027	25,000	24,625	24,625	1.8%
				51,451	50,671	50,495	3.7%
Human resource support services
The Ultimate Software Group, Inc.(8)(22)(23)	Second lien senior secured loan	L + 6.75%	5/3/2027	262	260	267	—%
				262	260	267	—
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(23)	First lien senior secured loan	L + 7.25%	2/12/2024	14,294	14,173	12,579	0.9%
				14,294	14,173	12,579	0.9%
Insurance
Ardonagh Midco 2 PLC(20)(22)(23)(25)	Unsecured notes	11.50%	1/15/2027	532	528	571	—%
Ardonagh Midco 3 PLC(14)(20)(22)(23)	First lien senior secured loan	G + 7.71% (incl. 2.27% PIK)	7/14/2026	5,258	4,575	5,258	0.4%
Ardonagh Midco 3 PLC(13)(20)(22)(23)	First lien senior secured loan	E + 7.71% (incl. 2.27% PIK)	7/14/2026	571	530	570	—%
Ardonagh Midco 3 PLC(14)(15)(17)(20)(22)(23)	First lien senior secured delayed draw term loan	G + 7.71% (incl. 2.27% PIK)	7/14/2022	736	706	736	0.1%
Asurion, LLC(6)(22)(23)(24)	Second lien senior secured loan	L + 5.25%	1/31/2028	16,667	16,591	16,958	1.2%
Integrity Marketing Acquisition, LLC(9)(23)	First lien senior secured loan	L + 5.75%	8/27/2025	27,780	27,412	27,503	2.0%
Integrity Marketing Acquisition, LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(21)	(19)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(23)	First lien senior secured loan	L + 4.00%	6/3/2026	5,580	5,440	5,468	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(12)(15)(22)(23)	First lien senior secured revolving loan	P + 2.25%	6/3/2024	260	241	234	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(23)	Second lien senior secured loan	L + 7.75%	12/3/2026	15,500	15,304	15,306	1.1%
Norvax, LLC (dba GoHealth)(8)(23)	First lien senior secured loan	L + 6.50%	9/15/2025	44,190	43,284	44,410	3.3%
Norvax, LLC (dba GoHealth)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(28)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(23)	First lien senior secured loan	L + 6.50%	3/31/2026	28,348	27,992	28,348	2.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associated Insurance Services, LLC(8)(15)(17)(22)(23)	First lien senior secured delayed draw term loan C	L + 6.50%	9/30/2021	4,782	4,766	4,782	0.4%
Peter C. Foy & Associated Insurance Services, LLC(15)(16)(17)(22)(23)	First lien senior secured delayed draw term loan D	L + 6.50%	9/12/2022	—	(27)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(15)(22)(23)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	718	686	718	0.1%
RSC Acquisition, Inc (dba Risk Strategies)(8)(23)	First lien senior secured loan	L + 5.50%	10/30/2026	13,378	13,185	13,211	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(7)	(5)	—%
THG Acquisition, LLC (dba Hilb)(8)(23)	First lien senior secured loan	L + 5.75%	12/2/2026	25,363	24,824	24,919	1.8%
THG Acquisition, LLC (dba Hilb)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(36)	(33)	—%
				189,663	185,945	188,935	13.9%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(20)(23)	First lien senior secured loan	L + 5.75%	5/13/2025	6,993	6,929	6,818	0.5%
3ES Innovation Inc. (dba Aucerna)(15)(16)(20)(22)(23)	First lien senior secured revolving loan	L + 5.75%	5/13/2025	—	(6)	(17)	—%
Apptio, Inc.(9)(22)(23)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,261	7,345	0.5%
Apptio, Inc.(9)(15)(22)(23)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	196	190	195	—%
Barracuda Networks, Inc.(8)(22)(23)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,428	7,463	0.5%
BCPE Nucleon (DE) SPV, LP(9)(22)(23)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,044	35,200	2.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(22)(23)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,400	8,440	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(10)	(5)	—%
Centrify Corporation(8)(22)(23)	First lien senior secured loan	L + 6.00%	3/2/2028	6,779	6,612	6,609	0.5%
Centrify Corporation(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	—	(18)	(18)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(22)(23)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,809	40,000	2.9%
Forescout Technologies, Inc.(8)(22)(23)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	6,684	6,582	6,634	0.5%
Forescout Technologies, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(11)	(5)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(23)	First lien senior secured loan	L + 4.00%	7/31/2024	2,030	2,006	1,954	0.1%
Genesis Acquisition Co. (dba Procare Software)(8)(22)(23)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	290	282	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(20)(22)(23)	First lien senior secured loan	L + 7.75%	4/16/2026	11,917	11,604	11,917	0.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(15)(16)(20)(22)(23)	First lien senior secured revolving loan	L + 7.75%	4/16/2026	—	(115)	—	—%
Hyland Software, Inc.(6)(22)(23)	Second lien senior secured loan	L + 7.00%	7/7/2025	8,235	8,129	8,235	0.6%
Informatica LLC (fka Informatica Corporation)(22)(25)	Second lien senior secured loan	7.13%	2/25/2025	42,000	41,908	42,420	3.1%
IQN Holding Corp. (dba Beeline)(8)(23)	First lien senior secured loan	L + 5.50%	8/20/2024	26,151	25,906	26,086	1.9%
IQN Holding Corp. (dba Beeline)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(19)	(7)	—%
Lightning Midco, LLC (dba Vector Solutions)(9)(23)	First lien senior secured loan	L + 5.50%	11/21/2025	17,877	17,752	17,833	1.3%
Lightning Midco, LLC (dba Vector Solutions)(9)(15)(23)	First lien senior secured revolving loan	L + 5.50%	11/21/2023	569	560	565	—%
Litera Bidco LLC(6)(23)	First lien senior secured loan	L + 5.85%	5/29/2026	18,870	18,649	18,822	1.4%
Litera Bidco LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	—	(9)	(3)	—%
MINDBODY, Inc.(9)(23)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	10,307	10,236	9,585	0.7%
MINDBODY, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(7)	(75)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(8)(23)	First lien senior secured loan	L + 6.25%	6/17/2024	23,233	23,090	23,118	1.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.25%	6/15/2023	11	10	10	—%
				281,047	278,200	279,401	20.3%
Leisure and entertainment
Troon Golf, L.L.C.(8)(19)(23)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	32,019	31,698	32,019	2.4%
Troon Golf, L.L.C.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(4)	—	—%
				32,019	31,694	32,019	2.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(22)(23)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,146	6,174	0.5%
Ideal Tridon Holdings, Inc.(8)(23)	First lien senior secured loan	L + 5.75%	7/31/2024	13,612	13,432	13,476	1.0%
Ideal Tridon Holdings, Inc.(6)(15)(23)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	200	187	187	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(23)	First lien senior secured loan	L + 5.00%	3/8/2024	5,919	5,883	5,771	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(8)(22)(23)	First lien senior secured loan	L + 4.50%	7/31/2026	198	184	196	—%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,328	27,020	2.0%
Professional Plumbing Group, Inc.(8)(23)	First lien senior secured loan	L + 6.75%	4/16/2024	6,651	6,595	6,352	0.5%
Professional Plumbing Group, Inc.(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	857	850	785	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(23)	First lien senior secured loan	L + 4.50%	6/28/2026	3,328	3,302	3,020	0.2%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(15)(17)(23)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	180	177	142	—%
Sonny's Enterprises LLC(6)(23)	First lien senior secured loan	L + 7.00%	8/5/2026	37,218	36,538	37,218	2.7%
Sonny's Enterprises LLC(15)(16)(22)(23)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(46)	—	—%
				102,463	99,576	100,341	7.4%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(22)(23)	First lien senior secured loan	L + 8.25%	8/17/2022	5,090	5,072	4,607	0.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(23)	First lien senior secured loan	L + 6.25%	5/14/2026	8,018	7,931	7,978	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(15)(16)(22)(23)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(5)	(3)	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(23)	First lien senior secured loan	L + 6.50%	12/20/2024	28,133	27,593	27,922	2.2%
				41,241	40,591	40,504	3.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(8)(23)	First lien senior secured loan	L + 5.75%	7/2/2024	18,914	18,704	18,583	1.4%
AmSpec Services Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	—	(23)	(43)	—%
Cardinal US Holdings, Inc.(8)(20)(23)	First lien senior secured loan	L + 5.00%	7/31/2023	30,642	30,409	30,642	2.3%
DMT Solutions Global Corporation(8)(23)	First lien senior secured loan	L + 7.50%	7/2/2024	9,054	8,835	8,759	0.6%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(20)(23)	First lien senior secured loan	L + 7.00%	6/15/2025	26,225	25,889	25,897	1.9%
GC Agile Holdings Limited (dba Apex Fund Services)(15)(16)(20)(22)(23)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	—	(24)	(21)	—%
Gerson Lehrman Group, Inc.(9)(23)	First lien senior secured loan	L + 4.75%	12/12/2024	7,462	7,413	7,462	0.5%
Gerson Lehrman Group, Inc. (15)(16)(22)(23)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	—	(13)	—	—%
				92,297	91,190	91,279	6.7%
Specialty retail
BIG Buyer, LLC(9)(22)(23)	First lien senior secured loan	L + 6.50%	11/20/2023	16,311	16,071	16,066	1.2%
BIG Buyer, LLC(6)(15)(22)(23)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	500	479	481	—%
EW Holdco, LLC (dba European Wax)(6)(23)	First lien senior secured loan	L + 5.50%	9/25/2024	31,865	31,625	30,590	2.2%
Galls, LLC(8)(23)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,136	16,983	15,937	1.2%
Galls, LLC(8)(15)(22)(23)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	2,699	2,672	2,458	0.2%
				68,511	67,830	65,532	4.8%
Telecommunications
Park Place Technologies, LLC(6)(22)(23)	First lien senior secured loan	L + 5.00%	11/10/2027	2,500	2,404	2,425	0.2%
				2,500	2,404	2,425	0.2%
Transportation
Lazer Spot G B Holdings, Inc.(8)(23)	First lien senior secured loan	L + 5.75%	12/9/2025	40,800	40,223	40,698	3.0%
Lazer Spot G B Holdings, Inc.(15)(16)(22)(23)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(102)	(19)	—%
Lytx, Inc.(6)(23)	First lien senior secured loan	L + 6.00%	2/28/2026	17,826	17,599	17,603	1.3%
Lytx, Inc.(6)(15)(17)(22)(23)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	1,550	1,514	1,472	0.1%
Motus, LLC and Runzheimer International LLC(8)(18)(23)	First lien senior secured loan	L + 6.36%	1/17/2024	6,473	6,387	6,473	0.5%
				66,649	65,621	66,227	4.9%
Total non-controlled/non-affiliated portfolio company debt investments				2,187,046	2,154,256	2,146,685	158.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Equity Investments
Business Services
Hercules Buyer LLC (dba The Vincit Group)(10)(22)(23)(26)(31)	Common Units	N/A	N/A	350,000	350	350	—%
					350	350	—%
Food and beverage
CM7 Restaurant Holdings, LLC(22)(23)(26)(31)	LLC Interest	N/A	N/A	54	54	96	—%
H-Food Holdings, LLC(22)(23)(26)(31)	LLC Interest	N/A	N/A	1,625	1,625	1,667	0.1%
					1,679	1,763	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(22)(23)(26)(31)	LP Interest	N/A	N/A	4,701	4,701	4,701	0.3%
Patriot Holdings SCSp(22)(23)(26)	Class A Units	8.00% PIK	N/A	18,864	1,388	1,388	0.1%
Patriot Holdings SCSp(22)(23)(26)(31)	Class B Units	N/A	N/A	1,370	—	—	—%
					6,089	6,089	0.4
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(22)(23)(26)	Senior Preferred Stock	13.00% PIK	N/A	305	3,081	3,074	0.2%
					3,081	3,074	0.2%
Insurance
Norvax, LLC (dba GoHealth)(22)(23)(26)(31)(32)	Common Stock	N/A	N/A	319,885	1,626	3,739	0.3%
PCF Holdco, LLC(22)(23)(26)(31)	Class A Units	N/A	N/A	—	—	—	—%
					1,626	3,739	0.3%
Manufacturing
Gloves Holdings, LP (22)(23)(26)(31)	LP Interest	N/A	N/A	700	700	700	0.1%
Windows Entities(22)(23)(26)(27)	LLC Interest	N/A	N/A	10,607	19,499	27,525	2.0%
					20,199	28,225	2.1%
Total non-controlled/non-affiliated portfolio company equity investments					33,024	43,240	3.1%
Total non-controlled/non-affiliated portfolio company investments					2,187,280	2,189,925	161.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(8)(22)(23)(30)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,090	6,112	0.4%
Swipe Acquisition Corporation (dba PLI)(8)(15)(17)(22)(23)(30)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	717	717	678	—%
Swipe Acquisition Corporation (dba PLI)(15)(22)(23)(30)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				6,922	6,807	6,790	0.4%
Total non-controlled/affiliated portfolio company debt investments				6,922	6,807	6,790	0.4%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(22)(23)(26)(30)(31)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.4%
					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company equity investments					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company investments					12,759	12,742	0.8%
Total Investments					$2,200,039	$2,202,667	162.0%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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
(5)

Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six- or twelve-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2021 was 0.13%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(10)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2021 was 0.44%.
(12)	The interest rate on these loans is subject to Prime, which as of March 31, 2021 was 3.25%.
(13)	The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2021 was (0.51)%.
(14)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2021 was 0.11%.
(15)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
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

(19)

The first lien term loan is comprised of two components: Term Loan A and Term Loan B. The Company's Term Loan A and Term Loan B principal amounts are $6.2 million and $25.8 million, respectively. Both Term Loan A and Term Loan B have the same maturity date. Interest disclosed reflects the blended rate of the first lien term loan. The Term Loan A represents a ‘first-out’ tranche and the Term Loan B represents a ‘last-out’ tranche. The ‘first-out’ tranche has priority as to the ‘last-out’ tranche with respect to payments of principal, interest and any amounts due thereunder.

(20)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2021, non-qualifying assets represented 7.2% of total assets as calculated in accordance with the regulatory requirements.

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
(26)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities is $49.2 million, or 3.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
CM7 Restaurant Holdings, LLC	LLC Interest	May 21, 2018
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Borrower LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KPCI Holdings, L.P.	LP Interest	November 30, 2020
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Norvax, LLC (dba GoHealth)	Common Stock	March 23, 2020
Patriot Holdings SCSp	Class A Units	January 29, 2021
Patriot Holdings SCSp	Class B Units	January 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Windows Entities	LLC Interest	January 16, 2020
(27)

Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.1 million as of March 31, 2021.

(28)	Loan was on non-accrual status as of March 31, 2021.
(29)

As of March 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $11.7 million based on a tax cost basis of $2.2 billion. As of March 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $38.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $27.2 million.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(30)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2021	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$12,312	$393	$—	$37	$—	$—	$12,742	$21	$160
Total	$12,312	$393	$—	$37	$—	$—	$12,742	$21	$160
(a)

Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(31)	Investment is non-income producing.
(32)	Level 1 investment.

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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2020 was 0.19%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(10)	The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2020 was 0.34%.
(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2020 was 0.48%.
(12)	The interest rate on these loans is subject to Prime, which as of December 31, 2020 was 3.25%.
(13)	The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2020 was (0.55)%.
(14)	The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2020 was (0.53)%.
(15)	The interest rate on these loans is subject to 6 month GBPLIBOR, which as of December 31, 2020 was 0.03%.
(16)	Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$21,062	$21,116
Net change in unrealized gain (loss)	10,834	(90,630)
Net realized gain (loss)	367	108
Net Increase (Decrease) in Net Assets Resulting from Operations	32,263	(69,406)
Distributions
Distributions declared from earnings(1)	(22,434)	(20,896)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(22,434)	(20,896)
Capital Share Transactions
Issuance of shares of common stock	54,727	162,649
Reinvestment of shareholders' distributions	10,186	8,397
Repurchased shares	—	—
Net Increase in Net Assets Resulting from Capital Share Transactions	64,913	171,046
Total Increase in Net Assets	74,742	80,744
Net Assets, at beginning of period	1,286,304	957,279
Net Assets, at end of period	$1,361,046	$1,038,023

________________

(1)	For the three months ended March 31, 2021 and 2020, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,263	$(69,406)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(181,636)	(358,400)
Proceeds from investments and investment repayments, net	130,869	83,630
Net change in unrealized (gain) loss on investments	(12,263)	90,453
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	499	174
Net realized (gain) loss on investments	(197)	(122)
Net realized (gain) loss on foreign currency transactions relating to investments	(5)	1
Paid-in-kind interest	(2,146)	(372)
Net amortization of discount on investments	(2,261)	(2,549)
Amortization of debt issuance costs	771	826
Amortization of offering costs	385	676
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(937)	(311)
(Increase) decrease in receivable for investments sold	7,865	2,309
(Increase) decrease in prepaid expenses and other assets	1,174	(743)
Increase (decrease) in payable for investments purchased	1,803	22,812
Increase (decrease) in payables to affiliates	1,489	(5,169)
Increase (decrease) in accrued expenses and other liabilities	5,492	4,072
Net cash used in operating activities	(16,835)	(232,119)
Cash Flows from Financing Activities
Borrowings on debt	75,000	113,000
Repayments of debt	(101,000)	(50,000)
Debt issuance costs	(109)	(109)
Proceeds from issuance of common shares	51,860	162,649
Distributions paid to shareholders	(12,248)	(9,863)
Net cash provided by financing activities	13,503	215,677
Net increase (decrease) in cash	(3,332)	(16,442)
Cash, beginning of period	42,830	73,117
Cash, end of period	$39,498	$56,675

Supplemental and Non-Cash Information
Interest paid during the period	$3,071	$4,897
Distributions declared during the period	$22,434	$20,896
Subscription receivable	$2,867	$—
Reinvestment of distributions during the period	$10,186	$8,397

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

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital, Inc. (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the transaction, into the third amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business – The Adviser and Administrator – Owl Rock Capital Advisors LLC.”

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, the Company commenced a follow-on offering for up to 160,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through March 31, 2021, the Company has issued 149,459,459 shares of its common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. The Company has determined not to file additional post-effective amendments to its registration statement and terminated its public offering as of April 30, 2021. As of April 30, 2021, the Company has issued 151,364,239 shares of its common stock and has raised total gross proceeds of approximately $1.4 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three months ended March 31, 2021 and March 31, 2020, PIK interest earned was less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring, and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2020. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 3. Agreements and Related Party Transactions

As of March 31, 2021, the Company had payables to affiliates of $11.3 million, primarily comprised of $8.2 million of management fees and $3.8 million of accrued performance based incentive fees pursuant to the Investment Advisory Agreement and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $1.4 million of Expense Support pursuant to the Expense Support Agreement.

As of December 31, 2020, the Company had payables to affiliates of $9.8 million, primarily comprised of $7.6 million of management fees (net of waivers) and $3.8 million of accrued performance based incentive fees (net of waivers) pursuant to the Investment Advisory Agreement, and amounts reimbursable to the Adviser pursuant to the Administration Agreement, partially offset by $3.2 million of Expense Support pursuant to the Expense Support Agreement.

Administration Agreement

The Company has entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses of approximately $0.4 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Unless earlier terminated as described below, the Administration Agreement, and subject to the consummation of the Transaction, the amended and restated administration agreement, will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement (as amended and restated through the date hereof, the “Investment Advisory Agreement”) with the Adviser, which became effective on April 4, 2017, the date the Company met the minimum offering requirement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Unless earlier terminated as described below, the Investment Advisory Agreement, and subject to the consummation of the Transaction, the third amended and restated investment advisory agreement, will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

On December 23, 2020, Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal announced they are merging to form Blue Owl.  Blue Owl will enter the public market via its acquisition by Altimar, a special purpose acquisition. If the Transaction, if consummated, will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the third amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement.

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

For the three months ended March 31, 2021 and 2020, the Company incurred management fees (net of waivers, if any) of approximately $8.2 million and $5.8 million, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company incurred net investment income based incentive fees (net of waivers, if any) of $3.8 million and $2.2 million, respectively.

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

For the three months ended March 31, 2021, the Company did not incur capital gains based incentive fees (net of waivers). For the three months ended March 31, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $124 thousand.

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

For the three months ended March 31, 2021 and 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.1 million and $0.4 million, respectively.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is under common control with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA”), which are also investment advisers and indirect subsidiaries of Owl Rock Capital Partners. The Adviser, ORTA, ORPFA and ORDA are referred to as the “Owl Rock Advisers” and together with Owl Rock Capital Partners are referred to, collectively, as “Owl Rock.” The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, Owl Rock Capital Corporation, a BDC advised by the Adviser, Owl Rock Core Income Corp., a BDC advised by the Adviser, Owl Rock Technology Finance Corp., a BDC advised by ORTA, Owl Rock Capital Corporation III, a BDC advised by ORDA and/or other funds managed by the Adviser or its affiliates. (collectively, the “Owl Rock Clients”).  As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Owl Rock Clients that could avail themselves of such exemptive relief.

Dealer Manager Agreement

The Company has entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Owl Rock Capital Securities LLC (“Owl Rock Securities”), an affiliate of the Adviser. On October 1, 2019, the Company entered into the Follow-on Dealer Manager Agreement with Owl Rock Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). The Company has determined not to file additional post-effective amendments to its registration statement and terminated its public offering and the Dealer Manager Agreement as of April 30, 2021. Under the terms of the Dealer Manager Agreement, Owl Rock Securities served as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Owl Rock Securities earned a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to the Company’s distribution reinvestment plan, the upfront selling commissions and dealer manager fees were not paid.

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

As of March 31, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three months ended March 31, 2021 and 2020, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	—	—	3,216	6.5%	December 31, 2023	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$1,319	$3,492	$27,943

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,650,560	$1,645,597	$1,608,056	$1,595,836
Second-lien senior secured debt investments	477,382	474,572	492,311	487,614
Unsecured debt investments	33,121	33,306	6,834	7,182
Equity investments	38,976	49,192	37,462	44,841
Total Investments	$2,200,039	$2,202,667	$2,144,663	$2,135,473

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	2.9	2.8
Automotive	1.3	1.2
Buildings and real estate	4.1	4.9
Business services	5.1	5.3
Chemicals	4.3	2.9
Consumer products	3.7	3.8
Containers and packaging	1.8	1.9
Distribution	3.7	4.7
Education	3.0	3.2
Energy equipment and services	0.1	0.1
Financial services	3.3	2.1
Food and beverage	8.5	8.9
Healthcare equipment and services	4.0	2.9
Healthcare providers and services	5.7	5.6
Healthcare technology	4.3	4.2
Household products	2.3	1.4
Human resource support services(1)	0.0	0.0
Infrastructure and environmental services	0.6	0.6
Insurance	8.7	8.8
Internet software and services	12.7	13.5
Leisure and entertainment	1.5	1.5
Manufacturing	5.8	5.8
Oil and gas	1.8	1.9
Professional services	4.1	4.3
Specialty retail	3.0	3.1
Telecommunications	0.1	0.4
Transportation	3.0	3.1
Total	100.0%	100.0%

________________

(1)	Fair value rounds to less than 0.1%.

The geographic composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
United States:
Midwest	17.3%	19.2%
Northeast	12.5	11.7
South	40.6	40.1
West	22.4	22.6
International	7.2	6.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of March 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$29,789	$1,615,808	$1,645,597
Second-lien senior secured debt investments	—	16,958	457,614	474,572
Unsecured debt investments	—	—	33,306	33,306
Equity investments	3,739	—	45,453	49,192
Total Investments	$3,739	$46,747	$2,152,181	$2,202,667

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,435	$1,542,401	$1,595,836
Second-lien senior secured debt investments	—	15,369	472,245	487,614
Unsecured debt investments	—	—	7,182	7,182
Equity investments	—	4,283	40,558	44,841
Total Investments	$—	$73,087	$2,062,386	$2,135,473

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,542,401	$472,245	$7,182	$40,558	$2,062,386
Purchases of investments, net	128,351	7,495	26,027	1,370	163,243
Payment-in-kind	1,750	—	254	141	2,145
Proceeds from investments, net	(65,623)	(24,372)	—	—	(89,995)
Net change in unrealized gain (loss) on investments	6,961	1,695	(161)	3,381	11,876
Net realized gain (loss) on investments	146	—	—	—	146
Net amortization of discount on investments	1,697	551	4	3	2,255
Transfers into (out of) Level 3(1)	125	—	—	—	125
Fair value, end of period	$1,615,808	$457,614	$33,306	$45,453	$2,152,181

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Three Months Ended March 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Equity investments	Total
Fair value, beginning of period	$1,139,947	$238,081	$1,710	$1,379,738
Purchases of investments, net(2)	239,636	62,780	20,803	323,219
Proceeds from investments, net	(58,169)	(5,200)	—	(63,369)
Net change in unrealized gain (loss) on investments	(62,070)	(19,646)	(2,277)	(83,993)
Net realized gain (loss) on investments	114	—	—	114
Net amortization of discount on investments	1,473	192	—	1,665
Transfers into (out of) Level 3(1)	31,563	—	—	31,563
Fair value, end of period	$1,292,494	$276,207	$20,236	$1,588,937

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	Purchases may include payment-in-kind (“PIK”).

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2020 on Investments Held at March 31, 2020
First-lien senior secured debt investments	$7,585	$(62,181)
Second-lien senior secured debt investments	1,877	(19,639)
Unsecured debt investments	(164)	—
Equity investments	3,381	(2,277)
Total Investments	$12,679	$(84,097)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,529,071	Yield Analysis	Market Yield	3.3% - 18.3% (8.5%)	Decrease
	86,737	Recent Transaction	Transaction Price	97.5% - 99.0% (98.5%)	Increase
Second-lien senior secured debt investments(1)	$444,940	Yield Analysis	Market Yield	6.7% - 14.1% (9.4%)	Decrease
	4,439	Collateral Analysis	Recovery Rate	39.5% - 39.5% (39.5%)	Increase
Unsecured debt investments(2)	$6,849	Yield Analysis	Market Yield	6.5% - 8.3% (6.8%)	Decrease
	25,886	Recent Transaction	Transaction Price	98.8% - 98.8% (98.8%)	Increase
Equity investments	$40,991	Market Approach	EBITDA Multiple	3.7x - 16.0x (6.1x)	Increase
	3,074	Yield Analysis	Market Yield	14.6% - 14.6% (14.6%)	Increase
	1,388	Recent Transaction	Transaction Price	1.0 - 1.0 (1.0)	Increase

________________

(1)	Excludes Level 3 second-lien investments with an aggregate fair value amounting to $8,235, which the Company valued using indicative bid prices obtained from brokers.
(2)	Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $571, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$159,123	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	1,383,278	Yield Analysis	Market Yield	4.9% - 19.8% (8.7%)	Decrease
Second-lien senior secured debt investments(1)	$111,075	Recent Transaction	Transaction Price	97.5% - 99.5% (98.7%)	Increase
	347,141	Yield Analysis	Market Yield	5.2% - 18.0% (9.7%)	Decrease
	5,746	Collateral Analysis	Recovery Rate	52.0% - 52.0% (52.0%)	Increase
Unsecured debt investments	$6,365	Yield Analysis	Market Yield	8.1% - 9.3% (8.2%)	Decrease
	817	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
Equity investments	$31,853	Market Approach	EBITDA Multiple	3.5x - 11.8x (4.4x)	Increase
	8,705	Recent Transaction	Transaction Price	1.0 - 1.0 (1.0)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $8,283, which the Company valued using indicative bid prices obtained from brokers.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$363,686	363,686	$363,312	363,312
SPV Asset Facility II	161,935	161,935	187,859	187,859
2024 Notes	345,716	364,875	345,450	372,750
Total Debt	$871,337	$890,496	$896,621	$923,921

________________

(1)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $1.5 million, $3.1 million and $4.3 million, respectively.

(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Level 1	$—	—
Level 2	—	—
Level 3	890,496	923,921
Total Debt	$890,496	$923,921

Financial Instruments Not Carried at Fair Value

As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 253% and 242% as of March 31, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,201	$34,799	$363,686
SPV Asset Facility II	325,000	165,000	62,504	161,935
2024 Notes	350,000	350,000	—	345,716
Total Debt	$1,075,000	$880,201	$97,303	$871,337

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.5 million, $3.1 million and $4.3 million, respectively.

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
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred unamortized debt issuance costs of $1.8 million, $3.1 million and $4.6 million.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$7,749	$8,582
Amortization of debt issuance costs	771	826
Total Interest Expense	$8,520	$9,408
Average interest rate	3.4%	4.4%
Average daily borrowings	$873,911	$566,033

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

On October 21, 2020, the Company issued an additional $50 million aggregate principal amount of the Company’s 4.625% notes due 2024 and on May 5, 2021, the Company issued an additional $100 million aggregate principal amount of the Company’s 4.625% notes due 2024 (collectively, the “Additional 2024 Notes” and together with the Existing 2024 Notes, the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Additional 2024 Notes will be treated as a single series with the Existing 2024 Notes and will have the same terms as the Existing 2024 Notes.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Amspec Services Inc.	First lien senior secured revolving loan	2,463	2,463
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	368	911
Associations, Inc.	First lien senior secured delayed draw term loan	75	75
AxiomSL Group, Inc.	First lien senior secured revolving loan	1,061	1,061
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	5,580	5,580
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	730	1,073
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
BIG Buyer, LLC	First lien senior secured revolving loan	750	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
Centrify Corporation	First lien senior secured revolving loan	721	—
ConnectWise, LLC	First lien senior secured revolving loan	3,385	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	4,991	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	814	1,017
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	276	276
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Galls, LLC	First lien senior secured revolving loan	744	1,826

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Gaylord Chemical Company, L.L.C	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,146
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	—	345
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,309	2,187
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	1,004	1,337
Hometown Food Company	First lien senior secured revolving loan	471	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,072	1,072
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	3,724	3,522
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,483	4,953
Instructure, Inc.	First lien senior secured revolving loan	1,851	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	2,051	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,510	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,040	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,155	1,155
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	4,697
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	927	906
Nelipak Holding Company	First lien senior secured revolving loan	352	352
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	2,353
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan C	1,914	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	4,801	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,323	2,311
PCF Holdco, LLC	Class A Units	3,512	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,787	3,931
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,437	1,029
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	373	493
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,903	2,289
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	151	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	494	515
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	1,000	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,536	1,534
Total Unfunded Portfolio Company Commitments		$134,492	$124,057

The Company maintains sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.1 million for the period from October 15, 2015 (Inception) to March 31, 2021, of which $12.1 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,145,519	$55,822	18,192,798	$164,596
Reinvestment of distributions	1,141,994	10,186	930,369	8,398
Repurchased Shares	—	—	—	—
Total shares/gross proceeds	7,287,513	66,008	19,123,167	172,994
Sales load	—	(1,095)	—	(1,948)
Total shares/net proceeds	7,287,513	$64,913	19,123,167	$171,046

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Prior to the termination of the Company’s continuous public offering, in the event of a material decline in its net asset value per share, which the Company considers to be a 2.5% decrease below its current net offering price, the Company’s Board reduced the offering price in order to establish a new net offering price per share that was not more than 2.5% above the net asset value. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95

The Company has determined not to file additional post-effective amendments to its registration statement and terminated its offering as of April 30, 2021.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Distributions

The Board has authorized and declared weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
Total	$0.15	$22,434

The following table presents cash distributions per share that were declared during the three months ended March 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
Total	$0.18	$20,896

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

On May 5, 2021, the Board declared regular monthly distributions for July 2021 through September 2021. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

Through March 31, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$21,062	93.9%
Net realized gain on investments(1)	—	367	1.6
Distributions in excess of net investment income	0.01	1,005	4.5
Total	$0.15	$22,434	100.0%
________________

(1)	The per share amount rounds to less than $0.01 per share.

	Three Months Ended March 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$21,116	101.1%
Net realized gain (loss) on investments	—	108	0.5
Distributions in excess of net investment income	—	(328)	(1.6)
Total	$0.18	$20,896	100.0%

Share Repurchases

In the third quarter of 2017, the Company began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of the Company’s common stock on such terms as may be determined by the Board in its complete discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

The Company intends to limit the number of shares to be repurchased in each quarter to the lesser of (a) 2.5% of the weighted average number of shares of the Company’s common stock outstanding in the prior 12-month period and (b) the number of shares the Company can repurchase with the proceeds it receives from the sale of shares of its common stock under its distribution reinvestment plan. All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2021	2020
Increase (decrease) in net assets resulting from operations	$32,263	$(69,406)
Weighted average shares of common stock outstanding—basic and diluted	149,144,175	116,752,347
Earnings per common share-basic and diluted	$0.22	$(0.59)

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

For the three months ended March 31, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $0.3 million. For the three months ended March 31, 2020 the Company did not record expenses for U.S. federal income tax.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2021, the Company recorded a net tax expense of approximately $0.3 million for taxable subsidiaries. For the three months ended March 31, 2020, the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $1.7 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, at beginning of period	$8.84	$9.03
Results of operations:
Net investment income(1)	0.14	0.18
Net realized and unrealized gain (loss)(5)	0.08	(0.74)
Net increase (decrease) in net assets resulting from operations	$0.22	(0.56)
Shareholder distributions:
Distributions from net investment income(2)	(0.14)	(0.18)
Distributions from net realized gains(2)	—	—
Distributions in excess of net investment income(2)	(0.01)	—
Net increase (decrease) in net assets from shareholders' distributions	$(0.15)	(0.18)
Capital share transactions:
Issuance of common stock above net asset value(8)	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.91	$8.29

Total Return(3)(6)	1.8%	(6.3)%

Ratios
Ratio of net expenses to average net assets(4)(7)	6.6%	5.3%
Ratio of net investment income to average net assets(7)	6.4%	8.5%
Portfolio turnover rate	5.5%	5.1%

Supplemental Data
Weighted-average shares outstanding	149,144,175	116,752,347
Shares outstanding, end of period	152,735,740	125,157,957
Net assets, end of period	$1,361,046	$1,038,023

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2021 and 2020, the total operating expenses to average net assets were 7.0% and 8.0%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.  This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2020 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

We are managed by our Adviser. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of eight directors, five of whom are independent.

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through March 31, 2021, we have issued 149,459,459 shares of our common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. We have determined not to file additional post-effective amendments to our registration statement and terminated our public offering as of April 30, 2021. As of April 30, 2021, we have issued 151,364,239 shares of our common stock and have raised total gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10 million in gross proceeds raised from certain individuals and entities affiliated with Owl Rock Capital Advisors LLC.

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

On December 23, 2020, Owl Rock Capital Group, LLC (“Owl Rock Capital Group”), the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners), and Dyal Capital Partners (“Dyal”) announced they are merging to form Blue Owl Capital (“Blue Owl”).  Blue Owl will enter the public market via its acquisition by Altimar Acquisition Corporation (NYSE:ATAC) (“Altimar”), a special purpose acquisition company (the “Transaction”). If the Transaction is consummated, there will be no changes to the Company’s investment strategy or the Adviser’s investment team or investment process with respect to the Company; however, the Transaction will result in a change in control of the Adviser, which will be deemed an assignment of the Investment Advisory Agreement in accordance with the 1940 Act. As a result, the Board, after considering the Transaction and subsequent change in control, determined that upon consummation of the Transaction and subject to the approval of the Company’s shareholders, the Company should enter into a third amended and restated investment advisory agreement with the Adviser on terms that are identical to the Investment Advisory Agreement. At a special meeting of the Company's shareholders held on March 17, 2021, the Company's shareholders approved the Company's entry, upon consummation of the Transaction, into the third amended and restated advisory agreement with the Adviser on terms that are identical to the Advisory Agreement. The Board also determined that upon consummation of the Transaction, the Company should enter into an amended and restated administration agreement with the Adviser on terms that are identical to the Administration Agreement. See “Item 1. Business — The Adviser and Administrator — Owl Rock Capital Advisors LLC.”

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, including Owl Rock Capital Corporation, Owl Rock Technology Finance Corp., Owl Rock Capital Corporation III, Owl Rock Core Income Corp. and other funds managed by the Adviser or its affiliates (together with the Company, the "Owl Rock Clients") in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisors’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds established by our Adviser or its affiliates, including the Owl Rock Clients, that could avail themselves of exemptive relief.

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

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2021, our Adviser and its affiliates have originated $30.1 billion aggregate principal amount of investments, of which $28.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

As of March 31, 2021, our average investment size in each of our portfolio companies was approximately $19.0 million based on fair value. As of March 31, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 91.4% of our total portfolio based on fair value, had weighted average annual revenue of $499 million and weighted average annual EBITDA of $119 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2021, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts under generally accepted accounting principles (“U.S. GAAP”) as interest income using the effective yield method for term instruments and the straight-line method for revolving or delayed draw instruments. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. We record prepayment premiums on loans as interest income. We may also generate revenue in the form of commitment, loan origination, structuring, or due diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees.

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

Expenses

Our primary operating expenses include the payment of the management fee, performance based incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee and performance based incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2021, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.

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

Portfolio and Investment Activity

As of March 31, 2021, based on fair value, our portfolio consisted of 74.7% first lien senior secured debt investments (of which 39% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 21.6% second-lien senior secured debt investments, 1.5% unsecured investments and 2.2% equity investments.

As of March 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 8.2% and 8.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.3% and 8.1%, respectively.

As of March 31, 2021 we had investments in 116 portfolio companies with an aggregate fair value of $2.2 billion.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets, coupled with the improved operational and financial performance of portfolio companies as COVID restrictions have eased, has led to increased originations and an active pipeline of investment opportunities.

Our investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31,
	2021	2020
New investment commitments
Gross originations	$188,135	$342,768
Less: Sell downs	(10,855)	—
Total new investment commitments	$177,280	$342,768
Principal amount of investments funded:
First-lien senior secured debt investments	$108,402	$210,068
Second-lien senior secured debt investments	19,767	65,575
Unsecured debt investments	26,458	—
Equity investments	1,370	20,801
Total principal amount of investments funded	$155,997	$296,444
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(72,704)	$(72,464)
Second-lien senior secured debt investments	(36,818)	(5,200)
Unsecured debt investments	—	—
Equity investments	—	—
Total principal amount of investments sold or repaid	$(109,522)	$(77,664)
Number of new investment commitments in new portfolio companies(1)	7	8
Average new investment commitment amount	$20,062	$26,352
Weighted average term for new investment commitments (in years)	5.8	5.8
Percentage of new debt investment commitments at floating rates	100.0%	88.5%
Percentage of new debt investment commitments at fixed rates	0.0%	11.5%
Weighted average interest rate of new investment commitments(2)	7.0%	7.1%
Weighted average spread over LIBOR of new floating rate investment commitments	6.2%	5.8%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.19% and 1.45% as of March 31, 2021 and 2020, respectively.

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,650,560	$1,645,597	(1)	$1,608,056	$1,595,836	(2)
Second-lien senior secured debt investments	477,382	474,572		492,311	487,614
Unsecured debt investments	33,121	33,306		6,834	7,182
Equity investments	38,976	49,192		37,462	44,841
Total Investments	$2,200,039	$2,202,667		$2,144,663	$2,135,473

________________

(1)	39% of which we consider unitranche loans.
(2)	36% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	2.9	2.8
Automotive	1.3	1.2
Buildings and real estate	4.1	4.9
Business services	5.1	5.3
Chemicals	4.3	2.9
Consumer products	3.7	3.8
Containers and packaging	1.8	1.9
Distribution	3.7	4.7
Education	3.0	3.2
Energy equipment and services	0.1	0.1
Financial services	3.3	2.1
Food and beverage	8.5	8.9
Healthcare equipment and services	4.0	2.9
Healthcare providers and services	5.7	5.6
Healthcare technology	4.3	4.2
Household products	2.3	1.4
Human resource support services(1)	0.0	0.0
Infrastructure and environmental services	0.6	0.6
Insurance	8.7	8.8
Internet software and services	12.7	13.5
Leisure and entertainment	1.5	1.5
Manufacturing	5.8	5.8
Oil and gas	1.8	1.9
Professional services	4.1	4.3
Specialty retail	3.0	3.1
Telecommunications	0.1	0.4
Transportation	3.0	3.1
Total	100.0%	100.0%

________________

(1)	Fair value rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
United States:
Midwest	17.3%	19.2%
Northeast	12.5	11.7
South	40.6	40.1
West	22.4	22.6
International	7.2	6.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

The weighted average yields and interest rates of our investments at fair value as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of portfolio	8.2%	7.9%
Weighted average total yield of accruing debt and income producing securities	8.3%	8.0%
Weighted average interest rate of accruing debt securities	7.3%	7.3%
Weighted average spread over LIBOR of all accruing floating rate investments	6.4%	6.4%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$300,930	13.7%	$240,885	11.3%
2	1,742,708	79.1	1,726,916	80.8
3	120,542	5.5	129,468	6.1
4	38,487	1.7	38,204	1.8
5	—	—	—	—
Total	$2,202,667	100.0%	$2,135,473	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,151,022	99.5%	$2,097,105	99.5%
Non-accrual	10,041	0.5	10,096	0.5
Total	$2,161,063	100.0%	$2,107,201	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Total Investment Income	$42,940	$34,308
Less: Net Operating Expenses	21,567	13,192
Net Investment Income (Loss) Before Taxes	21,373	21,116
Less: Income taxes (benefit), including excise taxes	311	—
Net Investment Income (Loss) After Taxes	21,062	21,116
Net realized gain (loss)	367	108
Net change in unrealized gain (loss)	10,834	(90,630)
Net Increase (Decrease) in Net Assets Resulting from Operations	$32,263	$(69,406)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Interest income from investments	$41,411	$33,699
Dividend income	1,026	—
Other income	503	609
Total investment income	$42,940	$34,308

For the Three Months Ended March 31, 2021 and 2020

Investment income increased to $42.9 million for the three months ended March 31, 2021 from $34.3 million for the same period in prior year primarily due to an increase in our investment portfolio, which, at par, increased from $1.7 billion as of March 31, 2020 to $2.2 billion as of March 31, 2021. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees decreased, to $1.2 million from $1.8 million, for the three months ended March 31, 2021 and 2020, respectively. For both the three months ended March 31, 2021 and 2020, PIK income represented less than 5% of investment income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will continue to increase provided that our investment portfolio continues to increase. In addition to the growth in the portfolio, the incremental increase in investment income was primarily due to an increase in dividend income earned from our investment in the Windows Entities of $0.9 million, that was not earned as of March 31, 2020. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio we expect repayments to increase.

Expenses

Expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Offering costs	$385	$676
Interest expense	8,520	9,408
Management fee	8,214	6,357
Performance based incentive fees	3,848	2,028
Professional fees	1,177	927
Directors' fees	261	256
Other general and administrative	611	633
Total operating expenses	$23,016	$20,285
Management and incentive fees waived	—	(506)
Expense Support	(1,449)	(6,587)
Net operating expenses	$21,567	$13,192

For the Three Months Ended March 31, 2021 and 2020

Net operating expenses increased to $21.6 million for the three months ended March 31, 2021 from $13.2 million for the same period ended March 31, 2020 primarily due to a decrease in expense support and increases in performance based incentive fees and management fees, partially offset by a decrease in interest expense. The decrease in interest expense of $0.9 million was driven by a decrease in the weighted average cost of debt from 4.4% to 3.4%, partially offset by an increase in average daily borrowings to $874 million from $566 million period over period. The increase in management fees (gross of waivers) of $1.9 million is due to an increase in gross assets driven by an increase in investments. The increase in performance based incentive fees (gross of waivers) of $1.8 million is due to an increase in pre-incentive fee net investment income.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net change in unrealized gain on investments	$16,211	$207
Net change in unrealized loss on investments	(3,948)	(90,660)
Income tax (provision) benefit	(878)	—
Translation of assets and liabilities in foreign currencies	(551)	(177)
Net change in unrealized gain (loss)	$10,834	$(90,630)

For the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of March 31, 2021, the fair value of our debt investments as a percentage of principal was 98.2% as compared to 97.7% as of December 31, 2020.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2021 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$3,345
Innovative Water Care Global Corporation	1,175
Blackhawk Network Holdings, Inc.	700
Aviation Solutions Midco, LLC (dba STS Aviation)	609
Sonny's Enterprises LLC	568
Mavis Tire Express Services Corp.	476
H-Food Holdings, LLC	428
Remaining portfolio companies	7,322
CIBT Global, Inc.	(1,255)
Galls, LLC	(626)
Norvax, LLC (dba GoHealth)	(479)
Net unrealized gain (loss) on investments	$12,263

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2020 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Dealer Tire, LLC	$(5,912)
Aviation Solutions Midco, LLC (dba STS Aviation)	(3,772)
Geodigm Corporation (dba National Dentex)	(2,819)
Valence Surface Technologies LLC	(2,730)
Informatica LLC (fka Informatica Corporation)	(2,670)
H-Food Holdings, LLC	(2,333)
Severin Acquisition, LLC (dba PowerSchool)	(2,172)
EW Holdco, LLC (dba European Wax)	(1,989)
Windows Entities	(1,901)
Entertainment Benefits Group, LLC	(1,883)
Remaining portfolio companies	(62,272)
Net unrealized gain (loss) on investments	$(90,453)

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2021 and 2020 were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net realized gain (loss) on investments	$197	$122
Net realized gain (loss) on foreign currency transactions	170	(14)
Net realized gain (loss)	$367	$108

Realized Gross Internal Rate of Return

Since we began investing in 2017 through March 31, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 11.1% (based on total capital invested of $485.4 million and total proceeds from these exited investments of $540.8 million). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2021 and December 31, 2020, our asset coverage ratios were 253% and 242%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2021, we had $39.5 million in cash. During the three months ended March 31, 2021, we used $16.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $181.6 million, partially offset by sell downs and repayments of portfolio investments of $130.9 million, and other operating activity of $33.9 million. Lastly, cash provided by financing activities was $13.5 million during the period, which was the result of proceeds from the issuance of shares of $51.9 million, partially offset by net paydowns on our credit facilities of $26.0 million, distributions paid of $12.3 million and debt issuance costs of $0.1 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	6,145,519	$55,822	18,192,798	$164,596
Reinvestment of distributions	1,141,994	10,186	930,369	8,398
Repurchased Shares	—	—	—	—
Total shares/gross proceeds	7,287,513	66,008	19,123,167	172,994
Sales load	—	(1,095)	—	(1,948)
Total shares/net proceeds	7,287,513	$64,913	19,123,167	$171,046

Prior to the termination of our continuous public offering, in the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below its current net offering price, our Board reduced the offering price in order to establish a new net offering price per share that was not more than 2.5% above the net asset value. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95

We have determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Distributions

Our Board has authorized and declared weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
Total	$0.15	$22,434

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until the Company’s taxable year end.

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

On May 5, 2021, our Board declared regular monthly distributions for July 2021 through September 2021. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

Through March 31, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$21,062	93.9%
Net realized gain on investments(1)	—	367	1.6
Distributions in excess of net investment income	0.01	1,005	4.5
Total	$0.15	$22,434	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

	Three Months Ended March 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$21,116	101.1%
Net realized gain (loss) on investments	—	108	0.5
Distributions in excess of net investment income	—	(328)	(1.6)
Total	$0.18	$20,896	100.0%

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to March 31, 2021 was 32.9% (without upfront sales load) and 26.2% (with maximum upfront sales load).  The following table presents cumulative total returns for the three months ended March 31, 2021, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	1.8%	15.6%	7.6%	N/A	8.2%	32.9%	26.2%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,201	$34,799	$363,686
SPV Asset Facility II	325,000	165,000	62,504	161,935
2024 Notes	350,000	350,000	—	345,716
Total Debt	$1,075,000	$880,201	$97,303	$871,337

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.5 million, $3.1 million and $4.3 million, respectively.

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

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Interest expense	$7,749	$8,582
Amortization of debt issuance costs	771	826
Total Interest Expense	$8,520	$9,408
Average interest rate	3.4%	4.4%
Average daily borrowings	$873,911	$566,033

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2021 and the fiscal years ended December 31, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
March 31, 2021 (unaudited)	$365.2	$2,531	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
March 31, 2021 (unaudited)	$165.0	$2,531	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
March 31, 2021 (unaudited)	$350.0	$2,531	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

On October 21, 2020, we issued an additional $50 million aggregate principal amount of our 4.625% notes due 2024 and on May 5, 2021, we issued an additional $100 million aggregate principal amount of our 4.625% notes due 2024 (collectively, the “Additional 2024 Notes” and together with the Existing 2024 Notes, the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Additional 2024 Notes will be treated as a single series with the Existing 2024 Notes and will have the same terms as the Existing 2024 Notes.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Amspec Services Inc.	First lien senior secured revolving loan	2,463	2,463
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	368	911
Associations, Inc.	First lien senior secured delayed draw term loan	75	75
AxiomSL Group, Inc.	First lien senior secured revolving loan	1,061	1,061
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	5,580	5,580
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	730	1,073
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
BIG Buyer, LLC	First lien senior secured revolving loan	750	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	2,034	2,034
Centrify Corporation	First lien senior secured revolving loan	721	—
ConnectWise, LLC	First lien senior secured revolving loan	3,385	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	4,991	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	1,522
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	814	1,017
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	276	276
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Galls, LLC	First lien senior secured revolving loan	744	1,826
Gaylord Chemical Company, L.L.C	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	1,718	1,146
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	—	345
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,309	2,187
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	1,004	1,337
Hometown Food Company	First lien senior secured revolving loan	471	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,072	1,072
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	3,724	3,522
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,483	4,953
Instructure, Inc.	First lien senior secured revolving loan	1,851	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	2,051	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,510	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	2,000	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,040	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	1,155	1,155
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	4,697
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	927	906
Nelipak Holding Company	First lien senior secured revolving loan	352	352
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	2,353
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan C	1,914	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan D	4,801	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,323	2,311
PCF Holdco, LLC	Class A Units	3,512	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,787	3,931
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,437	1,029
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	231	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	373	493
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,903	2,289
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	151	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	494	515
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	1,500	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	1,000	2,500
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,536	1,534
Total Unfunded Portfolio Company Commitments		$134,492	$124,057

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

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.1 million for the period from October 15, 2015 (Inception) to March 31, 2021, of which $12.1 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser had incurred organization and offering costs on behalf of us in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million had been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of March 31, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$365,201	$—	$365,201	$—	$—
SPV Asset Facility II	165,000	—	—	—	165,000
2024 Notes	350,000	—	—	350,000	—
Total Contractual Obligations	$880,201	$—	$365,201	$350,000	$165,000

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2020 and in “ITEM 1A. – RISK FACTORS.”

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2017 through 2019 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

As of March 31, 2021, 97.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.83%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49.0	$15.9	$33.1
Up 200 basis points	$27.8	$10.6	$17.2
Up 100 basis points	$6.6	$5.3	$1.3
Up 50 basis points	$1.4	$2.7	$(1.3)
Down 25 basis points	$(0.5)	$(1.0)	$0.5

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”).

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investments in these portfolio companies, and as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 27, 2021	January 26, 2021	346,632	$8.90
February 24, 2021	February 23, 2021	351,810	$8.90
March 31, 2021	March 30, 2021	443,552	$8.95

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 12, 2018	April 6, 2018	$527,517	$9.07	4,425
May 21, 2018	June 18, 2018	$1,321,375	$9.07	11,973
August 20, 2018	September 17, 2018	$2,628,350	$9.08	118,465
November 19, 2018	December 17, 2018	$3,619,512	$9.09	33,243
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553

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

Owl Rock Capital Corporation II

Date: May 11, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 11, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer