Form 10-Q
period 2021-06-30
Owl Rock Capital Corp II
filed 2021-08-10
CIK 1655887

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 152,077,854 shares of common stock, $0.01 par value per share, outstanding.

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

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,359,629 and $2,132,298 respectively)	$2,376,430	$2,123,161
Non-controlled, affiliated investments (amortized cost of $13,014 and $12,365, respectively)	12,990	12,312
Total investments at fair value (amortized cost of $2,372,643 and $2,144,663, respectively)	2,389,420	2,135,473
Cash	124,363	41,625
Foreign cash (cost of $1,429 and $1,151, respectively)	1,437	1,205
Interest receivable	13,492	10,281
Receivable for investments sold	—	7,865
Prepaid expenses and other assets	810	3,225
Total Assets	$2,529,522	$2,199,674
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,776 and $9,526, respectively)	1,126,484	896,621
Payables to affiliates	16,122	9,789
Tender offer payable	19,622	—
Accrued expenses and other liabilities	9,493	6,960
Total Liabilities	1,171,721	913,370
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 151,685,652 and 145,448,227 shares issued and outstanding, respectively	1,517	1,454
Additional paid-in-capital	1,360,516	1,305,140
Distributable earnings	(4,232)	(20,290)
Total Net Assets	1,357,801	1,286,304
Total Liabilities and Net Assets	$2,529,522	$2,199,674
Net Asset Value Per Share	$8.95	$8.84

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$46,141	$32,697	$87,392	$66,396
Dividend income	1,555	307	2,581	307
Other income	459	560	941	1,169
Total investment income from non-controlled, non-affiliated investments	48,155	33,564	90,914	67,872
Investment income from non-controlled, affiliated investments:
Interest income	166	—	326	—
Dividend income	—	—	—	—
Other Income	20	—	41	—
Total investment income from non-controlled, affiliated investments	186	—	367	—
Total Investment Income	48,341	33,564	91,281	67,872
Operating Expenses
Offering costs	685	762	1,070	1,438
Interest expense	9,682	10,425	18,202	19,833
Management fee	8,682	6,276	16,896	12,633
Performance based incentive fees	5,566	—	9,414	2,028
Professional fees	1,178	988	2,355	1,914
Directors' fees	317	252	578	508
Other general and administrative	678	698	1,289	1,331
Total Operating Expenses	26,788	19,401	49,804	39,685
Management and incentive fees waived (Note 3)	—	—	—	(506)
Expense support	—	(5,794)	(1,449)	(12,381)
Recoupment of expense support	1,002	—	1,002	—
Net Operating Expenses	27,790	13,607	49,357	26,798
Net Investment Income (Loss) Before Taxes	20,551	19,957	41,924	41,074
Income tax expense (benefit), including excise tax expense (benefit)	120	—	431	—
Net Investment Income (Loss)	$20,431	$19,957	$41,493	$41,074
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$14,000	$38,241	$26,226	$(52,211)
Non-controlled, affiliated investments	(8)	—	29	—
Income tax (provision) benefit	(530)	—	(1,408)	—
Translation of assets and liabilities in foreign currencies	107	204	(444)	27
Total Net Change in Unrealized Gain (Loss)	13,569	38,445	24,403	(52,184)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4,764)	—	(4,567)	122
Foreign currency transactions	2	2	172	(12)
Total Net Realized Gain (Loss)	(4,762)	2	(4,395)	110
Total Net Realized and Change in Unrealized Gain (Loss)	8,807	38,447	20,008	(52,074)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,238	$58,404	$61,501	$(11,000)
Earnings Per Share - Basic and Diluted	$0.19	$0.46	$0.41	$(0.09)
Weighted Average Shares Outstanding - Basic and Diluted	152,827,971	127,528,621	150,996,249	122,140,484

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(24)	First lien senior secured loan	L + 8.25%	1/3/2025	38,052	37,583	33,866	2.5%
Peraton Corp.(6)(23)(24)(25)	First lien senior secured loan	L + 3.75%	2/1/2028	4,988	4,963	4,998	0.4%
Peraton Corp.(6)(23)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,780	14,775	1.1%
Valence Surface Technologies LLC(9)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	30,455	30,128	27,865	2.1%
Valence Surface Technologies LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	1,501	1,476	1,288	0.1%
				89,996	88,930	82,792	6.2%
Buildings and real estate
Associations, Inc.(8)(24)	First lien senior secured loan	L + 7.00% (incl. 3.00% PIK)	7/30/2024	62,263	61,706	62,263	4.6%
Associations, Inc.(8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 7.00% (incl. 3.00% PIK)	7/30/2021	5,206	5,174	5,206	0.4%
Associations, Inc.(8)(23)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	1,000	994	1,000	0.1%
Dodge Data & Analytics LLC(12)(23)(24)	First lien senior secured loan	P + 6.50%	4/14/2026	6,478	6,353	6,349	0.5%
Dodge Data & Analytics LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(7)	(7)	—%
REALPAGE, INC.(6)(23)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,405	6,403	0.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(9)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,663	18,522	17,823	1.3%
Imperial Parking Canada(11)(24)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	3,962	3,699	3,784	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,519	1,424	0.1%
				105,598	104,365	104,245	7.8%
Business services
Access CIG, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,475	24,378	1.8%
CIBT Global, Inc.(12)(23)(24)	First lien senior secured loan	P + 4.25% (incl. 3.25% PIK)	6/3/2024	148	108	108	—%
CIBT Global, Inc.(8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	11,237	4,720	4,720	0.3%
ConnectWise, LLC(8)(24)	First lien senior secured loan	L + 5.25%	2/28/2025	33,173	32,892	33,173	2.4%
ConnectWise, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	226	197	226	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Entertainment Benefits Group, LLC(8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,603	20,378	18,749	1.4%
Entertainment Benefits Group, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,474	2,447	2,222	0.2%
Hercules Borrower LLC (dba The Vincit Group)(8)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,702	28,303	28,487	2.1%
Hercules Borrower LLC (dba The Vincit Group)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(46)	(25)	—%
Hercules Buyer LLC (dba The Vincit Group)(10)(23)(24)(26)	Unsecured notes	0.48% (incl. 0.48% PIK)	12/14/2029	818	818	818	0.1%
				121,945	114,292	112,856	8.3%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(23)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,185	22,388	1.6%
Douglas Products and Packaging Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	17,958	17,899	17,733	1.3%
Douglas Products and Packaging Company LLC(12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,170	1,166	1,151	0.1%
Gaylord Chemical Company, L.L.C(8)(24)	First lien senior secured loan	L + 6.00%	3/30/2027	30,315	30,023	30,012	2.2%
Gaylord Chemical Company, L.L.C(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(25)	(26)	—%
Innovative Water Care Global Corporation(8)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	24,438	23,189	23,704	1.7%
Velocity HoldCo III Inc(8)(23)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	6,132	5,998	5,994	0.4%
Velocity HoldCo III Inc(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(8)	(8)	—%
				102,513	100,427	100,948	7.3%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(23)(24)(25)(26)	First lien senior secured note	6.75%	7/15/2025	18,750	18,759	20,089	1.5%
Conair Holdings, LLC(8)(23)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,278	44,663	3.3%
Feradyne Outdoors, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	765	762	765	0.1%
Olaplex, Inc.(6)(24)	First lien senior secured loan	L + 6.50%	1/8/2026	12,263	12,151	12,263	0.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(24)	First lien senior secured loan	L + 5.25%	3/26/2026	51,752	50,940	51,623	3.8%
WU Holdco, Inc. (dba Weiman Products, LLC)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.25%	5/21/2022	—	(10)	—	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	1,479	1,426	1,470	0.1%
				130,009	128,306	130,873	9.7%
Containers and packaging
Pregis Topco LLC(6)(23)(24)(25)	First lien senior secured loan	L + 4.00%	7/31/2026	128	122	128	—%
Pregis Topco LLC(6)(24)	Second lien senior secured loan	L + 8.00%	7/30/2027	39,967	39,286	39,967	2.9%
				40,095	39,408	40,095	2.9%
Distribution
Aramsco, Inc.(6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,355	10,223	10,355	0.8%
Aramsco, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(14)	—	—%
Dealer Tire, LLC(6)(23)(24)(25)	First lien senior secured loan	L + 4.25%	12/12/2025	4,968	4,959	4,965	0.4%
Endries Acquisition, Inc.(9)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	22,355	22,085	22,130	1.6%
Endries Acquisition, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	12/10/2024	—	(30)	(30)	—%
Individual Foodservice Holdings, LLC(9)(24)	First lien senior secured loan	L + 6.25%	11/22/2025	32,901	32,383	32,653	2.4%
Individual Foodservice Holdings, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	2,678	2,565	2,624	0.2%
Individual Foodservice Holdings, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	403	337	368	—%
Offen, Inc.(6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,921	4,884	4,847	0.4%
				78,581	77,392	77,912	5.8%
Education
Instructure, Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	3/24/2026	24,322	24,032	24,322	1.8%
Instructure, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/24/2026	—	(18)	—	—%
Learning Care Group (US) No. 2 Inc.(9)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,327	5,164	0.4%
Pluralsight, LLC(9)(23)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	15,206	15,058	15,023	1.1%
Pluralsight, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(12)	(16)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Severin Acquisition, LLC (dba PowerSchool)(6)(24)	Second lien senior secured loan	L + 6.75%	8/3/2026	28,000	27,924	28,000	2.1%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(8)(24)	First lien senior secured loan	L + 6.00%	5/14/2024	9,544	9,417	9,521	0.7%
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2024	—	(8)	(2)	—%
				82,465	81,720	82,012	6.1%
Energy equipment and services
Liberty Oilfield Services LLC(6)(21)(24)	First lien senior secured loan	L + 7.63%	9/19/2022	1,073	1,068	1,073	0.1%
				1,073	1,068	1,073	0.1%
Financial services
AxiomSL Group, Inc.(8)(23)(24)	First lien senior secured loan	L + 6.50%	12/3/2027	8,894	8,769	8,849	0.7%
AxiomSL Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/3/2025	—	(14)	(5)	—%
Blackhawk Network Holdings, Inc.(6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,669	18,589	1.4%
Hg Genesis 8 Sumoco Limited(15)(21)(23)(24)	Unsecured facility	G + 6.00% (incl. 6.00% PIK)	8/28/2025	6,024	5,754	6,129	0.5%
Hg Saturn Luchaco Limited(15)(21)(23)(24)	Unsecured facility	G + 7.50% (incl. 7.50% PIK)	3/30/2026	26,248	26,044	26,445	1.9%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(24)	First lien senior secured loan	L + 5.50%	9/6/2023	4,689	4,637	4,665	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	9/6/2023	—	(1)	—	—%
Transact Holdings, Inc.(6)(24)	First lien senior secured loan	L + 4.75%	4/30/2026	8,843	8,746	8,732	0.6%
				73,475	72,604	73,404	5.4%
Food and beverage
BP Veraison Holdings, LLC(8)(23)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	14,595	14,416	14,412	1.1%
BP Veraison Holdings, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(7)	(8)	—%
BP Veraison Holdings, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(22)	(23)	—%
H-Food Holdings, LLC(6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—%
H-Food Holdings, LLC(6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,890	18,200	1.3%
Hometown Food Company(6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	2,219	2,198	2,219	0.2%
Hometown Food Company(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(4)	—	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Manna Development Group, LLC(6)(24)	First lien senior secured loan	L + 6.75%	10/24/2022	7,838	7,800	7,759	0.6%
Manna Development Group, LLC(6)(23)(24)	First lien senior secured revolving loan	L + 6.75%	10/24/2022	475	470	471	—%
Nellson Nutraceutical, LLC(8)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,425	26,565	26,740	2.0%
Nutraceutical International Corporation(6)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	37,176	36,676	36,991	2.7%
Nutraceutical International Corporation(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	—	(30)	(12)	—%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,899	4,838	4,690	0.4%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	893	884	851	0.1%
Shearer's Foods, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,535	50,000	3.7%
Sovos Brands Intermediate, Inc.(7)(23)(24)	Second lien senior secured loan	L + 8.00%	6/8/2029	12,000	11,881	11,880	0.9%
Ultimate Baked Goods Midco, LLC(6)(24)	First lien senior secured loan	L + 4.00%	8/11/2025	2,925	2,889	2,925	0.2%
Ultimate Baked Goods Midco, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.00%	8/9/2023	155	150	155	—%
				178,801	176,130	177,251	13.2%
Healthcare equipment and services
Nelipak Holding Company(8)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	5,641	5,556	5,528	0.4%
Nelipak Holding Company(8)(16)(23)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	528	517	510	—%
Nelipak Holding Company(16)(17)(23)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(33)	(18)	—%
Nelipak Holding Company(8)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,896	7,834	0.6%
Nelipak Holding Company(13)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,503	7,927	8,249	0.6%
Packaging Coordinators Midco, Inc.(9)(24)	Second lien senior secured loan	L + 8.00%	11/30/2028	36,269	35,581	35,816	2.7%
Patriot Acquisition TopCo S.A.R.L(9)(23)(24)	First lien senior secured loan	L + 6.75%	1/29/2028	25,911	25,479	25,522	2.0%
Patriot Acquisition TopCo S.A.R.L(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(50)	(40)	—%
				84,846	82,873	83,401	6.3

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Barracuda Dental LLC (dba National Dentex)(8)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	13,032	12,827	12,901	1.0%
Barracuda Dental LLC (dba National Dentex)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	5,566	5,480	5,511	0.4%
Barracuda Dental LLC (dba National Dentex)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	258	231	240	—%
Confluent Health, LLC.(6)(24)	First lien senior secured loan	L + 5.00%	6/24/2026	4,410	4,378	4,366	0.3%
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,286	12,313	0.9%
KS Management Services, L.L.C.(6)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	49,250	48,768	49,250	3.6%
Premier Imaging, LLC (dba LucidHealth)(6)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	7,588	7,490	7,511	0.6%
Refresh Parent Holdings, Inc.(8)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	11,923	11,758	11,804	0.9%
Refresh Parent Holdings, Inc.(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	2,821	2,766	2,782	0.2%
Refresh Parent Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	—	(20)	(14)	—%
Quva Pharma, Inc.(6)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	11,818	11,472	11,464	0.8%
Quva Pharma, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(34)	(35)	—%
TC Holdings, LLC (dba TrialCard)(8)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	20,835	20,685	20,835	1.5%
TC Holdings, LLC (dba TrialCard)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(16)	—	—%
				139,876	138,071	138,928	10.2%
Healthcare technology
Bracket Intermediate Holding Corp.(8)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	74	69	74	—%
Bracket Intermediate Holding Corp.(8)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,695	3,722	0.3%
Definitive Healthcare Holdings, LLC(8)(24)	First lien senior secured loan	L + 5.25%	7/16/2026	27,546	27,340	27,546	2.0%
Definitive Healthcare Holdings, LLC(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.25%	7/16/2021	1,087	1,052	1,087	0.1%
Definitive Healthcare Holdings, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	7/16/2024	—	(9)	—	—%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(21)(24)	First lien senior secured loan	L + 6.25%	2/20/2026	30,179	29,859	29,879	2.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	8/16/2021	1,333	1,309	1,313	0.1%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 6.25%	2/20/2026	375	357	357	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc.(9)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	18,914	18,734	18,536	1.4%
Interoperability Bidco, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(7)	(20)	—%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	First lien senior secured loan	L + 5.00%	4/27/2025	10,000	9,776	9,850	0.7%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,888	4,925	0.4%
				98,258	97,063	97,269	7.2%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(8)(24)	First lien senior secured loan	L + 6.25%	11/3/2025	27,195	26,826	26,855	2.0%
HGH Purchaser, Inc. (dba Horizon Services)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/3/2025	243	217	213	—%
Walker Edison Furniture Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	3/31/2027	24,938	24,576	24,687	1.8%
				52,376	51,619	51,755	3.8%
Human resource support services
The Ultimate Software Group, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	5/3/2027	262	260	267	—%
				262	260	267	—
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	14,258	14,159	12,262	0.9%
				14,258	14,159	12,262	0.9%
Insurance
Ardonagh Midco 2 PLC(21)(23)(24)(26)	Unsecured notes	11.50%	1/15/2027	532	528	581	—%
Ardonagh Midco 3 PLC(15)(21)(23)(24)	First lien senior secured loan	G + 7.71% (incl. 2.27% PIK)	7/14/2026	6,371	5,658	6,371	0.5%
Ardonagh Midco 3 PLC(14)(21)(23)(24)	First lien senior secured loan	E + 7.71% (incl. 2.27% PIK)	7/14/2026	576	531	575	—%
Asurion, LLC(6)(24)(25)	Second lien senior secured loan	L + 5.25%	1/31/2028	16,667	16,593	16,785	1.2%
Evolution BuyerCo, Inc.(8)(23)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	25,419	25,064	25,058	1.8%
Evolution BuyerCo, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	4/30/2023	—	(9)	(9)	—%
Evolution BuyerCo, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(31)	(32)	—%
Integrity Marketing Acquisition, LLC(9)(24)	First lien senior secured loan	L + 5.50%	8/27/2025	27,710	27,363	27,571	2.0%
Integrity Marketing Acquisition, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	—	(19)	(9)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	5,565	5,432	5,468	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 3.25%	6/3/2024	—	(17)	(23)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	15,500	15,310	15,345	1.1%
Norvax, LLC (dba GoHealth)(8)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	17,282	16,726	17,368	1.3%
Norvax, LLC (dba GoHealth)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(26)	—	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(24)	First lien senior secured loan	L + 6.50%	3/31/2026	34,956	34,580	34,956	2.6%
Peter C. Foy & Associated Insurance Services, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	9/12/2022	1,826	1,780	1,826	0.1%
Peter C. Foy & Associated Insurance Services, LLC(9)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	718	687	718	0.1%
RSC Acquisition, Inc (dba Risk Strategies)(8)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	13,344	13,159	13,211	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	149	142	145	—%
THG Acquisition, LLC (dba Hilb)(8)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,299	24,782	24,919	1.8%
THG Acquisition, LLC (dba Hilb)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(34)	(28)	—%
				191,914	188,199	190,796	13.9%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	10,866	10,757	10,730	0.8%
3ES Innovation Inc. (dba Aucerna)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(6)	(9)	—%
Apptio, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,267	7,364	0.5%
Apptio, Inc.(9)(16)(23)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	196	190	196	—%
Barracuda Networks, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,430	7,481	0.6%
BCPE Nucleon (DE) SPV, LP(9)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,063	35,288	2.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(23)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,403	8,440	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	—	(9)	(5)	—%
Centrify Corporation(8)(23)(24)	First lien senior secured loan	L + 6.00%	3/2/2028	13,271	12,950	12,939	1.0%
Centrify Corporation(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	—	(37)	(34)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(23)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,814	40,000	2.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Forescout Technologies, Inc.(8)(23)(24)	First lien senior secured loan	L + 9.50% (incl. 9.50% PIK)	8/17/2026	6,844	6,746	6,810	0.5%
Forescout Technologies, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(10)	(4)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,025	2,002	1,949	0.1%
Genesis Acquisition Co. (dba Procare Software)(8)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	290	282	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(21)(23)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	14,545	14,181	14,545	1.1%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(110)	—	—%
Hyland Software, Inc.(6)(23)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	27,532	27,520	27,623	2.0%
Informatica LLC (fka Informatica Corporation)(23)(26)	Second lien senior secured loan	7.13%	2/25/2025	42,000	41,913	42,525	3.1%
IQN Holding Corp. (dba Beeline)(9)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	26,084	25,856	26,084	1.9%
IQN Holding Corp. (dba Beeline)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(17)	—	—%
Litera Bidco LLC(6)(24)	First lien senior secured loan	L + 5.85%	5/29/2026	24,051	23,777	24,051	1.8%
Litera Bidco LLC(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	354	343	354	—%
Litera Bidco LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	—	(9)	—	—%
MessageBird BidCo B.V.(8)(21)(23)(24)	First lien senior secured loan	L + 6.75%	5/6/2027	16,000	15,653	15,643	1.2%
MINDBODY, Inc.(9)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	10,346	10,279	9,855	0.7%
MINDBODY, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(6)	(51)	—%
Thunder Purchaser, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	8,888	8,799	8,799	0.6%
Thunder Purchaser, Inc.(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/30/2023	—	—	—	—%
Thunder Purchaser, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(8)	(8)	—%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(6)(24)	First lien senior secured loan	L + 6.00%	6/17/2024	23,173	23,040	23,114	1.7%
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	6/15/2023	—	(1)	—	—%
				325,370	322,060	323,961	23.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(8)(20)(24)	First lien senior secured term loan A and B	L + 5.50% (TLA: L + 3.5%; TLB: L + 5.98%)	3/29/2025	31,936	31,632	31,936	2.4%
Troon Golf, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/29/2025	—	(3)	—	—%
				31,936	31,629	31,936	2.4%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,149	6,206	0.5%
Ideal Tridon Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/31/2024	13,581	13,415	13,480	1.0%
Ideal Tridon Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	7/31/2023	—	(12)	(10)	—%
MHE Intermediate Holdings, LLC(dba Material Handling Services)(8)(24)	First lien senior secured loan	L + 5.00%	3/8/2024	5,906	5,873	5,847	0.4%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	197	184	197	—%
PHM Netherlands Midco B.V. (dba Loparex)(6)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,377	27,370	2.0%
Professional Plumbing Group, Inc.(8)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	6,634	6,588	6,336	0.5%
Professional Plumbing Group, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	857	853	785	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,498	3,473	3,219	0.2%
Sonny's Enterprises LLC(8)(24)	First lien senior secured loan	L + 7.00%	8/5/2026	23,602	23,188	23,602	1.7%
Sonny's Enterprises LLC(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	4/30/2022	15,962	15,649	15,962	1.2%
Sonny's Enterprises LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(43)	—	—%
				104,537	101,694	102,994	7.6%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	4,972	4,957	4,599	0.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(24)	First lien senior secured loan	L + 6.25%	5/14/2026	7,998	7,915	7,978	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(5)	(1)	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(24)	First lien senior secured loan	L + 6.00%	12/20/2024	28,133	27,628	27,993	2.2%
				41,103	40,495	40,569	3.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Services Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,865	18,670	18,582	1.4%
AmSpec Services Inc.(12)(16)(23)(24)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	401	379	364	—%
DMT Solutions Global Corporation(8)(24)	First lien senior secured loan	L + 7.50%	7/2/2024	8,917	8,717	8,761	0.6%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(21)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	26,158	25,839	26,093	1.9%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	859	838	855	0.1%
Gerson Lehrman Group, Inc.(9)(24)	First lien senior secured loan	L + 4.75%	12/12/2024	7,443	7,397	7,443	0.5%
Gerson Lehrman Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	—	(12)	—	—%
Relativity ODA LLC(6)(23)(24)	First lien senior secured loan	L + 8.50% (incl. 7.50% PIK)	5/12/2027	14,912	14,694	14,689	1.1%
Relativity ODA LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.50%	5/12/2027	—	(22)	(22)	—%
				77,555	76,500	76,765	5.6%
Specialty retail
BIG Buyer, LLC(9)(23)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	20,156	19,884	19,968	1.5%
BIG Buyer, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	4/28/2022	—	(29)	(12)	—%
BIG Buyer, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	—	(19)	(13)	—%
EW Holdco, LLC (dba European Wax)(6)(24)	First lien senior secured loan	L + 5.50%	9/25/2024	31,784	31,560	31,069	2.3%
Galls, LLC(8)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,115	16,972	15,917	1.2%
Galls, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	3,338	3,314	3,097	0.2%
Milan Laser Holdings LLC(8)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	23,039	22,815	22,809	1.7%
Milan Laser Holdings LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(19)	(20)	—%
				95,432	94,478	92,815	6.9%
Telecommunications
Park Place Technologies, LLC(6)(23)(24)	First lien senior secured loan	L + 5.00%	11/10/2027	2,494	2,401	2,450	0.2%
				2,494	2,401	2,450	0.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,696	40,147	40,696	3.0%
Lazer Spot G B Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(96)	—	—%
Lytx, Inc.(6)(23)(24)	First lien senior secured loan	L + 6.25%	2/28/2026	17,781	17,564	17,602	1.3%
Lytx, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	2/28/2023	1,546	1,512	1,484	0.1%
Motus, LLC and Runzheimer International LLC(8)(19)(24)	First lien senior secured loan	L + 5.50%	1/17/2024	6,456	6,377	6,456	0.5%
				66,479	65,504	66,238	4.9%
Total non-controlled/non-affiliated portfolio company debt investments				2,331,247	2,291,647	2,295,867	169.5%
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(23)(24)(26)(27)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	31,571	31,541	2.3%
					31,571	31,541	2.3%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(23)(24)(27)(32)	Series A Preferred Stock	N/A	N/A	648	648	648	—%
					648	648	—%
Business Services
Hercules Buyer LLC (dba The Vincit Group)(10)(23)(24)(27)(32)	Common Units	N/A	N/A	350,000	350	350	—%
					350	350	—%
Consumer Products
ASP Conair Holdings, L.P.(23)(24)(27)(32)	Class A Units	N/A	N/A	1,286	1,286	1,286	0.1%
					1,286	1,286	0.1%
Food and beverage
H-Food Holdings, LLC(23)(24)(27)(32)	LLC Interest	N/A	N/A	1,625	1,625	1,992	0.1%
					1,625	1,992	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(24)(27)(32)	LP Interest	N/A	N/A	4,701	4,701	5,436	0.4%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)(27)	Class A Units	8.00% PIK	N/A	18,864	1,416	1,416	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(27)(32)	Class B Units	N/A	N/A	1,370	—	—	—%
					6,117	6,852	0.5

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(23)(24)(26)(27)	Senior Preferred Stock	13.00% PIK	N/A	305	3,187	3,190	0.2%
					3,187	3,190	0.2%
Insurance
Evolution Parent, LP (dba SIAA)(23)(24)(27)(32)	LP Interest	N/A	N/A	892	892	892	0.1%
Norvax, LLC (dba GoHealth)(23)(24)(32)(33)	Common Stock	N/A	N/A	227,097	1,163	2,546	0.2%
PCF Holdco, LLC(16)(23)(24)(27)(32)	Class A Units	N/A	N/A	—	4	—	—%
					2,059	3,438	0.3%
Internet software and services
MessageBird BidCo B.V.(21)(23)(24)(27)(32)	Warrants	N/A	N/A	—	157	157	—%
Thunder Topco L.P. (dba Vector Solutions)(23)(24)(27)(32)	Common Units	N/A	N/A	783	783	783	0.1%
					940	940	0.1%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	784	0.1%
Windows Entities(21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10,607	19,499	29,542	2.2%
					20,199	30,326	2.3%
Total non-controlled/non-affiliated portfolio company equity investments					67,982	80,563	5.8%
Total non-controlled/non-affiliated portfolio company investments					2,359,629	2,376,430	175.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(8)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,097	6,112	0.5%
Swipe Acquisition Corporation (dba PLI)(8)(16)(18)(23)(24)(31)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	965	965	926	0.1%
Swipe Acquisition Corporation (dba PLI)(16)(23)(24)(31)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				7,170	7,062	7,038	0.6%
Total non-controlled/affiliated portfolio company debt investments				7,170	7,062	7,038	0.6%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(23)(24)(27)(31)(32)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.4%
					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company equity investments					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company investments					13,014	12,990	1.0%
Total Investments					$2,372,643	$2,389,420	176.3%

________________

(1)	Certain portfolio company investments are subject to contractual restrictions on sales.
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2021 was 0.13%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
(10)	We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(11)	The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of June 30, 2021 was 0.44%.
(12)	The interest rate on these loans is subject to Prime, which as of June 30, 2021 was 3.25%.
(13)	The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2021 was (0.54)%.
(14)	The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2021 was (0.52)%.
(15)	The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2021 was 0.11%.
(16)	Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
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

(21)

This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2021, non-qualifying assets represented 6.2% of total assets as calculated in accordance with the regulatory requirements.

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
(27)

Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities is $84.0 million, or 6.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Borrower LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird Holding B.V.	Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC	Class A Units	March 30, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Windows Entities	LLC Interest	January 16, 2020
(28)

Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.1 million as of June 30, 2021.

(29)	Loan was on non-accrual status as of June 30, 2021.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of June 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(30)

As of June 30, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $2.4 million based on a tax cost basis of $2.4 billion. As of June 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $34.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $32.2 million.

(31)

Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended June 30, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2021	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$12,312	$649	$—	$29	$—	$—	$12,990	$41	$326
Total	$12,312	$649	$—	$29	$—	$—	$12,990	$41	$326
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

(32)	Investment is non-income producing.
(33)	Level 1 investment.

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$20,431	$19,957	$41,493	$41,074
Net change in unrealized gain (loss)	13,569	38,445	24,403	(52,184)
Net realized gain (loss)	(4,762)	2	(4,395)	110
Net Increase (Decrease) in Net Assets Resulting from Operations	29,238	58,404	61,501	(11,000)
Distributions
Distributions declared from earnings(1)	(23,009)	(21,332)	(45,443)	(42,228)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(23,009)	(21,332)	(45,443)	(42,228)
Capital Share Transactions
Issuance of shares of common stock	17,048	42,492	71,775	205,139
Reinvestment of shareholders' distributions	10,512	9,534	20,698	17,931
Repurchased shares	(37,034)	(17,300)	(37,034)	(17,300)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(9,474)	34,726	55,439	205,770
Total Increase (Decrease) in Net Assets	(3,245)	71,798	71,497	152,542
Net Assets, at beginning of period	1,361,046	1,038,023	1,286,304	957,279
Net Assets, at end of period	$1,357,801	$1,109,821	$1,357,801	$1,109,821

________________

(1)	For the three and six months ended June 30, 2021 and 2020, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$61,501	$(11,000)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(515,795)	(418,918)
Proceeds from investments and investment repayments, net	292,324	134,512
Net change in unrealized (gain) loss on investments	(26,254)	52,211
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	399	(27)
Net realized (gain) loss on investments	4,567	(122)
Net realized (gain) loss on foreign currency transactions relating to investments	(7)	1
Paid-in-kind interest	(3,680)	(2,014)
Net amortization of discount on investments	(5,387)	(3,937)
Amortization of debt issuance costs	1,363	3,906
Amortization of offering costs	1,070	1,438
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,211)	695
(Increase) decrease in receivable for investments sold	7,865	2,309
(Increase) decrease in prepaid expenses and other assets	1,344	(1,606)
Increase (decrease) in payable for investments purchased	—	25,288
Increase (decrease) in payables to affiliates	6,333	(5,906)
Increase (decrease) in tender payable	19,622	—
Increase (decrease) in accrued expenses and other liabilities	2,533	(215)
Net cash used in operating activities	(155,413)	(223,385)
Cash Flows from Financing Activities
Borrowings on debt	495,000	199,300
Repayments of debt	(271,000)	(166,300)
Debt issuance costs	4,387	(2,662)
Proceeds from issuance of common shares	71,775	205,139
Distributions paid to shareholders	(24,745)	(21,261)
Repurchased shares	(37,034)	(17,300)
Net cash provided by financing activities	238,383	196,916
Net increase (decrease) in cash, including foreign cash	82,970	(26,469)
Cash, including foreign cash, beginning of period	42,830	73,117
Cash, including foreign cash, end of period	$125,800	$46,648

Supplemental and Non-Cash Information
Interest paid during the period	$15,383	$16,142
Distributions declared during the period	$45,443	$42,228
Reinvestment of distributions during the period	$20,698	$17,931
Taxes, including excise tax, paid during the period	$1,014	$—

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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.

The Company commenced a continuous public offering for up to 264,000,000 shares of its common stock on April 4, 2017. On January 29, 2020, the Company commenced a follow-on offering for up to 160,000,000 shares of its common stock. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company received subscription agreements totaling $10.0 million for the purchase of shares of its common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of the Company’s executive officers. On April 4, 2017, the Company sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for its continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. Since meeting the minimum offering requirement and commencing its continuous public offering and through the termination of its offering, the Company has issued 151,364,239 shares of its common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by its Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. The Company determined not to file additional post-effective amendments to its registration statement and terminated its public offering as of April 30, 2021.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity. For the three and six months ended June 30, 2021, PIK interest earned was less than 5% of investment income. For the three and six months ended June 30, 2020, PIK interest earned was $1.7 million and $2.1 million, representing approximately 5.0% and less than 5% of investment income, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Offering Expenses

Costs associated with the offering of common shares of the Company were capitalized as deferred offering expenses and were included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees. All remaining capitalized and unamortized offering expenses were expensed in the current period in connection with the termination of the Company's offering of common shares as of April 30, 2021.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 3. Agreements and Related Party Transactions

As of June 30, 2021, the Company had payables to affiliates of $16.1 million, primarily comprised of $8.7 million of management fees, $5.6 million of accrued performance based incentive fees and $1.0 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

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

For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $0.4 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2020, the Company incurred expenses of approximately $0.5 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (as amended and restated through the date hereof, the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

For the three and six months ended June 30, 2021, the Company incurred management fees of approximately $8.7 million and $16.9 million, respectively. For the three and six months ended June 30, 2020, the Company incurred management fees (net of waivers, if any) of approximately $6.3 million and $12.1 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and six months ended June 30, 2021, the Company incurred net investment income based incentive fees of $4.7 million and $8.6 million, respectively. For the three months ended June 30, 2020, the Company did not incur net investment income based incentive fees (net of waivers, if any), and for the six months ended June 30, 2020, the Company incurred net investment income based incentive fees (net of waivers, if any) of $2.2 million.

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

For the three and six months ended June 30, 2021, the Company accrued capital gains based incentive fees of $0.8 million. For the three months ended June 30, 2020, the Company did not incur capital gains based incentive fees (net of waivers, if any), and for the six months ended June 30, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers, if any) of $124 thousand.

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

On February 19, 2020, the Board approved amendments to the Investment Advisory Agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

For the three and six months ended June 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.8 million and $1.2 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment  Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds managed by Owl Rock that could avail themselves of such exemptive relief and that have an investment objective similar to the Company.

Dealer Manager Agreement

The Company has entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Blue Owl Securities”), an affiliate of the Adviser. On October 1, 2019, the Company entered into the Follow-on Dealer Manager Agreement with Blue Owl Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). The Company has determined not to file additional post-effective amendments to its registration statement and terminated its public offering and the Dealer Manager Agreement as of April 30, 2021. Under the terms of the Dealer Manager Agreement, Blue Owl Securities served as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Owl Rock Securities earned a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to the Company’s distribution reinvestment plan, the upfront selling commissions and dealer manager fees were not paid.

Blue Owl Securities is a broker-dealer registered with the SEC, a member of the Financial Industry Regulatory Authority and a member of the Securities Investor Protection Corporation.

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

As of June 30, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three and six months ended June 30, 2021, the Company recorded obligations to repay Expenses Support from the Adviser of $1.0 million. During the three and six months ended June 30, 2020, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	1,002	—	2,214	6.5%	December 31, 2023	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$2,321	$4,267	$26,166

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

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,724,571	$1,723,344	$1,608,056	$1,595,836
Second-lien senior secured debt investments	540,994	545,588	492,311	487,614
Unsecured debt investments	33,144	33,973	6,834	7,182
Preferred equity investments(1)	35,406	35,379	2,955	2,954
Common equity investments(1)	38,528	51,136	34,507	41,887
Total Investments	$2,372,643	$2,389,420	$2,144,663	$2,135,473

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Advertising and media	0.5%	1.1%
Aerospace and defense	3.5	2.8
Automotive	1.3	1.2
Buildings and real estate	4.4	4.9
Business services	4.7	5.3
Chemicals	4.3	2.9
Consumer products	5.5	3.8
Containers and packaging	1.7	1.9
Distribution	3.3	4.7
Education	3.4	3.2
Energy equipment and services(1)	0.0	0.1
Financial services	3.1	2.1
Food and beverage	7.5	8.9
Healthcare equipment and services	3.8	2.9
Healthcare providers and services	5.9	5.6
Healthcare technology	4.1	4.2
Household products	2.2	1.4
Human resource support services(1)	0.0	0.0
Infrastructure and environmental services	0.5	0.6
Insurance	8.1	8.8
Internet software and services	13.6	13.5
Leisure and entertainment	1.3	1.5
Manufacturing	5.6	5.8
Oil and gas	1.7	1.9
Professional services	3.2	4.3
Specialty retail	3.9	3.1
Telecommunications	0.1	0.4
Transportation	2.8	3.1
Total	100.0%	100.0%

________________

(1)	Fair value rounds to less than 0.1%.

The geographic composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
United States:
Midwest	16.6%	19.2%
Northeast	15.0	11.7
South	38.9	40.1
West	23.0	22.6
International	6.5	6.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of June 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of June 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$30,181	$1,693,163	$1,723,344
Second-lien senior secured debt investments	—	16,785	528,803	545,588
Unsecured debt investments	—	—	33,973	33,973
Preferred equity investments	—	—	35,379	35,379
Common equity investments	2,546	—	48,590	51,136
Total Investments	$2,546	$46,966	$2,339,908	$2,389,420

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,435	$1,542,401	$1,595,836
Second-lien senior secured debt investments	—	15,369	472,245	487,614
Unsecured debt investments	—	—	7,182	7,182
Preferred equity investments(1)	—	—	2,954	2,954
Common equity investments(1)	—	4,283	37,604	41,887
Total Investments	$—	$73,087	$2,062,386	$2,135,473

________________

(1)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021 and 2020:

	As of and for the Three Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,615,808	$457,614	$33,306	$3,074	$42,379	$2,152,181
Purchases of investments, net	191,168	104,850	—	31,848	3,120	330,986
Payment-in-kind	1,051	—	—	456	28	1,535
Proceeds from investments, net	(120,973)	(36,618)	—	—	—	(157,591)
Net change in unrealized gain (loss) on investments	3,728	7,579	645	(20)	3,115	15,047
Net realized gain (loss) on investments	2	(5,322)	—	—	(54)	(5,374)
Net amortization of discount on investments	2,379	700	22	21	2	3,124
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,693,163	$528,803	$33,973	$35,379	$48,590	$2,339,908

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

	As of and for the Six Months Ended June 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,542,401	$472,245	$7,182	$2,954	$37,604	$2,062,386
Purchases of investments, net	319,518	112,346	26,027	31,848	4,490	494,229
Payment-in-kind	2,800	—	254	579	46	3,679
Proceeds from investments, net	(186,596)	(60,989)	—	—	—	(247,585)
Net change in unrealized gain (loss) on investments	10,689	9,273	482	(26)	6,502	26,920
Net realized gain (loss) on investments	149	(5,322)	—	—	(54)	(5,227)
Net amortization of discount on investments	4,077	1,250	28	24	2	5,381
Transfers into (out of) Level 3(1)	125	—	—	—	—	125
Fair value, end of period	$1,693,163	$528,803	$33,973	$35,379	$48,590	$2,339,908

________________

(1)

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2021, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,292,494	$276,207	$—	$—	$20,236	$1,588,937
Purchases of investments, net	40,288	—	495	—	143	40,926
Payment-in-kind	1,642	—	—	—	—	1,642
Proceeds from investments, net	(50,736)	—	—	—	—	(50,736)
Net change in unrealized gain (loss)	23,587	6,165	—	—	2,434	32,186
Net realized gains (losses)	—	—	—	—	—	—
Net amortization of discount on investments	1,232	132	—	—	—	1,364
Transfers into (out of) Level 3(1)	(26,933)	—	—	—	—	(26,933)
Fair value, end of period	$1,281,574	$282,504	$495	$—	$22,813	$1,587,386

________________

(1)

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended June 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.

(2)	As of and for the three months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Six Months Ended June 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,139,947	$238,081	$—	$—	$1,710	$1,379,738
Purchases of investments, net	279,550	62,782	495	—	20,945	363,772
Payment-in-kind	2,014	—	—	—	—	2,014
Proceeds from investments, net	(106,393)	(5,200)	—	—	—	(111,593)
Net change in unrealized gain (loss) on investments	(36,280)	(13,483)	—	—	158	(49,605)
Net realized gain (loss) on investments	51	—	—	—	—	51
Net amortization of discount on investments	2,685	324	—	—	—	3,009
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,281,574	$282,504	$495	$—	$22,813	$1,587,386

________________

(1)	Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)	As of and for the six months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2020 on Investments Held at June 30, 2020(1)
First-lien senior secured debt investments	$4,513	$23,093
Second-lien senior secured debt investments	2,492	6,165
Unsecured debt investments	645	—
Preferred equity investments	(20)	—
Common equity investments	3,157	2,434
Total Investments	$10,787	$31,692

________________

(1)	For the three months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2020 on Investments Held at June 30, 2020(1)
First-lien senior secured debt investments	$11,704	$(36,524)
Second-lien senior secured debt investments	5,200	(13,473)
Unsecured debt investments	483	—
Preferred equity investments	(26)	—
Common equity investments	6,506	158
Total Investments	$23,867	$(49,839)

________________

(1)	For the six months ended June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,553,111	Yield Analysis	Market Yield	4.6% - 18.3% (8.4%)	Decrease
	140,052	Recent Transaction	Transaction Price	97.0% - 99.0% (98.4%)	Increase
Second-lien senior secured debt investments(1)	$418,739	Yield Analysis	Market Yield	6.5% - 13.0% (9.0%)	Decrease
	77,721	Recent Transaction	Transaction Price	98.5% - 99.3% (99.0%)	Increase
	4,720	Collateral Analysis	Recovery Rate	42.0% - 42.0% (42.0%)	Increase
Unsecured debt investments(2)	$818	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
	32,574	Yield Analysis	Market Yield	6.6% - 8.8% (8.3%)	Decrease
Preferred equity investments	$3,190	Yield Analysis	Market Yield	14.5% - 14.5% (14.5%)	Decrease
	32,189	Recent Transaction	Transaction Price	96.6% - 100.0% (96.6%)	Increase
Common equity investments	$45,472	Market Approach	EBITDA Multiple	3.8x - 17.0x (6.5x)	Increase
	3,118	Recent Transaction	Transaction Price	1.0 - 1.0 (1.0)	Increase

________________

(1)	Excludes Level 3 second-lien investments with an aggregate fair value amounting to $27,623, which the Company valued using indicative bid prices obtained from brokers.
(2)	Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $581, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$159,123	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	1,383,278	Yield Analysis	Market Yield	4.9% - 19.8% (8.7%)	Decrease
Second-lien senior secured debt investments(1)	$111,075	Recent Transaction	Transaction Price	97.5% - 99.5% (98.7%)	Increase
	347,141	Yield Analysis	Market Yield	5.2% - 18.0% (9.7%)	Decrease
	5,746	Collateral Analysis	Recovery Rate	52.0% - 52.0% (52.0%)	Increase
Unsecured debt investments	$6,365	Yield Analysis	Market Yield	8.1% - 9.3% (8.2%)	Decrease
	817	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
Preferred equity investments(2)	$2,954	Recent Transaction	Transaction Price	97.0% - 97.0% (97.0%)	Increase
Common equity investments(2)	$31,853	Market Approach	EBITDA Multiple	3.5x - 11.8x (4.4x)	Increase
	5,751	Recent Transaction	Transaction Price	1.0 - 1.0 (1.0)	Increase

________________

(1)	Excludes investments with an aggregate fair value amounting to $8,283, which the Company valued using indicative bid prices obtained from brokers.
(2)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$399,068	399,068	$363,312	363,312
SPV Asset Facility II	277,019	277,019	187,859	187,859
2024 Notes	450,397	477,000	345,450	372,750
Total Debt	$1,126,484	$1,153,087	$896,621	$923,921

________________

(1)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $1.2 million, $3.0 million and $(0.4) million, respectively.

(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Level 1	$—	—
Level 2	477,000	—
Level 3	676,087	923,921
Total Debt	$1,153,087	$923,921

Financial Instruments Not Carried at Fair Value

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 220% and 242% as of June 30, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal(3)	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$400,261	$—	$399,068
SPV Asset Facility II	325,000	280,000	36,120	277,019
2024 Notes	450,000	450,000	—	450,397
Total Debt	$1,175,000	$1,130,261	$36,120	$1,126,484

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.2 million, $3.0 million and $(0.4) million, respectively.

(3)	The outstanding principal balance in SPV Asset Facility I reflects a fully drawn commitment and unrealized appreciation on borrowings in foreign denominations.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,147	$34,853	$363,312
SPV Asset Facility II	325,000	191,000	27,698	187,859
2024 Notes	350,000	350,000	—	345,450
Total Debt	$1,075,000	$906,147	$62,551	$896,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred unamortized debt issuance costs of $1.8 million, $3.1 million and $4.6 million.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$9,090	$7,345	$16,839	$15,927
Amortization of debt issuance costs	592	3,080	1,363	3,906
Total Interest Expense	$9,682	$10,425	$18,202	$19,833
Average interest rate	3.4%	3.9%	3.4%	4.1%
Average daily borrowings	$1,033,901	$639,747	$954,348	$604,778

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Amspec Services Inc.	First lien senior secured revolving loan	2,062	2,463
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	911
Associations, Inc.	First lien senior secured delayed draw term loan	75	75
AxiomSL Group, Inc.	First lien senior secured revolving loan	1,061	1,061
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	1,717	5,580
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	1,459	1,073
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
BIG Buyer, LLC	First lien senior secured delayed draw term loan	4,131	—
BIG Buyer, LLC	First lien senior secured revolving loan	1,250	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	2,034
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	—
Centrify Corporation	First lien senior secured revolving loan	1,345	—
ConnectWise, LLC	First lien senior secured revolving loan	3,385	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	4,991	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	1,522
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	356	1,017
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	326	276
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Galls, LLC	First lien senior secured revolving loan	105	1,826
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	859	1,146
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	—	345

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2021	December 31, 2020
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,187	2,187
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	1,337
Hometown Food Company	First lien senior secured revolving loan	471	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	1,072
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,483	3,522
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,126	4,953
Instructure, Inc.	First lien senior secured revolving loan	1,851	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	718	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,510	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	1,155
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	—
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	4,697
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	935	906
Nelipak Holding Company	First lien senior secured revolving loan	352	352
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	2,353
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	2,973	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,323	2,311
PCF Holdco, LLC	Class A Units	3,512	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Pluralsight, LLC	First lien senior secured revolving loan	1,294	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,098	3,931
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,437	1,029
Relativity ODA LLC	First lien senior secured revolving loan	1,480	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	277	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	107	493
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	5,503	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,655	2,289
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	822	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	409	515
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	1,000	2,500
Velocity HoldCo III Inc	First lien senior secured revolving loan	368	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	1,023	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,042	1,534
Total Unfunded Portfolio Company Commitments		$151,629	$124,057

As of June 30, 2021, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.3 million for the period from October 15, 2015 (Inception) to June 30, 2021, of which $12.3 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,904,779	$17,476	5,039,140	$43,165
Reinvestment of distributions	1,173,282	10,512	1,136,350	9,534
Repurchased Shares	(4,128,149)	(37,034)	(2,062,645)	(17,300)
Total shares/gross proceeds	(1,050,088)	(9,046)	4,112,845	35,399
Sales load	—	(428)	—	(673)
Total shares/net proceeds	(1,050,088)	$(9,474)	4,112,845	$34,726

The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,298	23,231,938	$207,761
Reinvestment of distributions	2,315,276	20,698	2,066,719	17,931
Repurchased Shares	(4,128,149)	(37,034)	(2,062,645)	(17,300)
Total shares/gross proceeds	6,237,425	56,962	23,236,012	208,392
Sales load	—	(1,523)	—	(2,622)
Total shares/net proceeds	6,237,425	$55,439	23,236,012	$205,770

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

The Company determined not to file additional post-effective amendments to its registration statement and terminated its offering as of April 30, 2021.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Subsequent to April 30, 2021, the Company calculated the price per share that shares issued pursuant to the dividend reinvestment plan will be issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99

Distributions

The Board has authorized and declared weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
Total	$0.30	$45,443

The following table presents cash distributions per share that were declared during the six months ended June 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
Total	$0.35	$42,228

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders pursuant to which shareholders that have "opted-in" may have the full amount of any cash distribution reinvested in additional shares of the Company's common stock based on the net offering price per share calculated as if the Company's offering had not been terminated. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of the Company’s common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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

Through June 30, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.27	$41,493	91.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.03	3,950	8.7
Total	$0.30	$45,443	100.0%

	Six Months Ended June 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.34	$41,074	97.2%
Net realized gain (loss) on investments(1)	—	110	0.3
Distributions in excess of net investment income	0.01	1,044	2.5
Total	$0.35	$42,228	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$29,238	$58,404	$61,501	$(11,000)
Weighted average shares of common stock outstanding—basic and diluted	152,827,971	127,528,621	150,996,249	122,140,484
Earnings per common share-basic and diluted	$0.19	$0.46	$0.41	$(0.09)

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

For the three and six months ended June 30, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2020 the Company did not record expenses for U.S. federal excise tax.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2021, the Company recorded net tax expenses of approximately $0.1 million and $0.4 million, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2020, the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $2.4 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, at beginning of period	$8.84	$9.03
Results of operations:
Net investment income(1)	0.27	0.34
Net realized and unrealized gain (loss)(5)	0.14	(0.43)
Net increase (decrease) in net assets resulting from operations	$0.41	(0.09)
Shareholder distributions:
Distributions from net investment income(2)	(0.27)	(0.34)
Distributions from net realized gains(2)	—	— (8)
Distributions in excess of net investment income(2)	(0.03)	(0.01)
Net increase (decrease) in net assets from shareholders' distributions	$(0.30)	(0.35)
Capital share transactions:
Issuance of common stock above net asset value	—	— (8)
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.95	$8.59

Total Return(3)(6)	4.0%	(1.0)%

Ratios
Ratio of net expenses to average net assets(4)(7)	7.4%	5.2%
Ratio of net investment income to average net assets(7)	6.3%	7.9%
Portfolio turnover rate	12.2%	7.2%

Supplemental Data
Weighted-average shares outstanding	150,996,249	122,140,484
Shares outstanding, end of period	151,685,652	129,270,802
Net assets, end of period	$1,357,801	$1,109,821

________________

(1)	The per share data was derived using the weighted average shares during the period.
(2)	The per share data was derived using actual shares outstanding at the date of the relevant transaction.
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

(4)

Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2021 and 2020, the total operating expenses to average net assets were 7.4% and 7.6%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.

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

Note 12. Subsequent Events

On July 13, 2021, the parties to SPV Asset Facility I amended the SPV Asset Facility I to, among other things, extend the reinvestment period and the stated maturity, and increase the commitments by the lenders.

On July 27, 2021, the Company determined that shares issued pursuant to the Company’s distribution reinvestment plan will be issued at price of $8.95 per share.

On August 3, 2021, the Board declared regular monthly distributions for October 2021 through December 2021. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

We are managed by our Adviser. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals. Our Board consists of six directors, five of whom are independent.

We commenced a continuous public offering for up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we received subscription agreements totaling $10.0 million for the purchase of shares of our common stock from a private placement from certain individuals and entities affiliated with the Adviser. Pursuant to the terms of those subscription agreements, the individuals and entities affiliated with the Adviser agreed to pay for such shares of common stock upon demand by one of our executive officers. On April 4, 2017, we sold 277,778 shares pursuant to such subscription agreements and met the minimum offering requirement for our continuous public offering of $2.5 million. The purchase price of these shares sold in the private placement was $9.00 per share, which represented the initial public offering price of $9.47 per share, net of selling commissions and dealer manager fees. In April 2017, we commenced operations and made our first portfolio company investment. Since meeting the minimum offering requirement and commencing our continuous public offering and through the termination of our offering, we have issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with Owl Rock Capital Advisors. We have determined not to file additional post-effective amendments to our registration statement and terminated our public offering as of April 30, 2021.

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.

Blue Owl consists of two divisions: Owl Rock, which focuses on direct lending and Dyal, which focuses on providing capital to institutional alternative asset managers. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA and the Adviser, the "Owl Rock Advisers"), which also are investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisors’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Blue Owl that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, our Adviser instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2021, our Adviser and its affiliates have originated $34.8 billion aggregate principal amount of investments, of which $32.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

As of June 30, 2021, our average investment size in each of our portfolio companies was approximately $19.3 million based on fair value. As of June 30, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 90.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $516 million and weighted average annual EBITDA of $127 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2021, 97.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2021, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.6 trillion as of April 2021, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of June 30, 2021, based on fair value, our portfolio consisted of 72.1% first lien senior secured debt investments (of which 38% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 22.9% second-lien senior secured debt investments, 1.4% unsecured investments, 1.5% preferred equity investments and 2.1% common equity investments.

As of June 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 8.1% and 8.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 8.2% and 8.0%, respectively.

As of June 30, 2021, we had investments in 124 portfolio companies with an aggregate fair value of $2.4 billion.

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

Our investment activity for the three months ended June 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended June 30,
	2021	2020(3)
New investment commitments
Gross originations	$360,758	$64,040
Less: Sell downs	(4,125)	(16,500)
Total new investment commitments	$356,633	$47,540
Principal amount of investments funded:
First-lien senior secured debt investments	$173,395	$40,950
Second-lien senior secured debt investments	106,032	515
Unsecured debt investments	—	500
Preferred equity investments	32,956	—
Common equity investments	3,117	—
Total principal amount of investments funded	$315,500	$41,965
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(109,788)	$(21,142)
Second-lien senior secured debt investments	(31,234)	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	(1,072)	—
Total principal amount of investments sold or repaid	$(142,094)	$(21,142)
Number of new investment commitments in new portfolio companies(1)	15	3
Average new investment commitment amount	$19,593	$13,983
Weighted average term for new investment commitments (in years)	6.3	5.5
Percentage of new debt investment commitments at floating rates	100.0%	69.9%
Percentage of new debt investment commitments at fixed rates	0.0%	30.1%
Weighted average interest rate of new investment commitments(2)	7.5%	8.0%
Weighted average spread over LIBOR of new floating rate investment commitments	6.6%	7.5%

________________

(1)	Number of new investment commitments represents commitments to a particular portfolio company.
(2)	Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% and 0.30% as of June 30, 2021 and 2020, respectively.
(3)	As of June 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,724,571	$1,723,344	(1)	$1,608,056	$1,595,836	(2)
Second-lien senior secured debt investments	540,994	545,588		492,311	487,614
Unsecured debt investments	33,144	33,973		6,834	7,182
Preferred equity investments(3)	35,406	35,379		2,955	2,954
Common equity investments(3)	38,528	51,136		34,507	41,887
Total Investments	$2,372,643	$2,389,420		$2,144,663	$2,135,473

________________

(1)	38% of which we consider unitranche loans.
(2)	36% of which we consider unitranche loans.
(3)	As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Advertising and media	0.5%	1.1%
Aerospace and defense	3.5	2.8
Automotive	1.3	1.2
Buildings and real estate	4.4	4.9
Business services	4.7	5.3
Chemicals	4.3	2.9
Consumer products	5.5	3.8
Containers and packaging	1.7	1.9
Distribution	3.3	4.7
Education	3.4	3.2
Energy equipment and services(1)	0.0	0.1
Financial services	3.1	2.1
Food and beverage	7.5	8.9
Healthcare equipment and services	3.8	2.9
Healthcare providers and services	5.9	5.6
Healthcare technology	4.1	4.2
Household products	2.2	1.4
Human resource support services(1)	0.0	0.0
Infrastructure and environmental services	0.5	0.6
Insurance	8.1	8.8
Internet software and services	13.6	13.5
Leisure and entertainment	1.3	1.5
Manufacturing	5.6	5.8
Oil and gas	1.7	1.9
Professional services	3.2	4.3
Specialty retail	3.9	3.1
Telecommunications	0.1	0.4
Transportation	2.8	3.1
Total	100.0%	100.0%

________________

(1)	Fair value rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
United States:
Midwest	16.6%	19.2%
Northeast	15.0	11.7
South	38.9	40.1
West	23.0	22.6
International	6.5	6.4 (1)
Total	100.0%	100.0%

________________

(1)	As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

The weighted average yields and interest rates of our investments at fair value as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of portfolio	8.1%	7.9%
Weighted average total yield of accruing debt and income producing securities	8.2%	8.0%
Weighted average interest rate of accruing debt securities	7.3%	7.3%
Weighted average spread over LIBOR of all accruing floating rate investments	6.4%	6.4%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$388,952	16.3%	$240,885	11.3%
2	1,823,706	76.3	1,726,916	80.8
3	171,934	7.2	129,468	6.1
4	4,828	0.2	38,204	1.8
5	—	—	—	—
Total	$2,389,420	100.0%	$2,135,473	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,293,989	99.8%	$2,097,105	99.5%
Non-accrual	4,720	0.2	10,096	0.5
Total	$2,298,709	100.0%	$2,107,201	100.0%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Total Investment Income	$48,341	$33,564	$91,281	$67,872
Less: Net Operating Expenses	27,790	13,607	49,357	26,798
Net Investment Income (Loss) Before Taxes	20,551	19,957	41,924	41,074
Less: Income tax expense (benefit), including excise tax expense (benefit)	120	—	431	—
Net Investment Income (Loss) After Taxes	20,431	19,957	41,493	41,074
Net realized gain (loss)	(4,762)	2	(4,395)	110
Net change in unrealized gain (loss)	13,569	38,445	24,403	(52,184)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,238	$58,404	$61,501	$(11,000)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest income from investments	$46,307	$32,697	$87,718	$66,396
Dividend income	1,555	307	2,581	307
Other income	479	560	982	1,169
Total investment income	$48,341	$33,564	$91,281	$67,872

For the Three Months Ended June 30, 2021 and 2020

Investment income increased to $48.3 million for the three months ended June 30, 2021 from $33.6 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $1.7 billion as of June 30, 2020 to $2.3 billion as of June 30, 2021. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to $1.1 million from $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees increased, to $2.6 million from $0.5 million, for the three months ended June 30, 2021 and 2020, respectively and was driven in part by an increase in repayments. For the three months ended June 30, 2021, PIK income represented less than 5% of investment income. For the three months ended June 30, 2020, PIK income represented approximately 5% of investments income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

For the Six Months Ended June 30, 2021 and 2020

Investment income increased to $91.3 million for the six months ended June 30, 2021 from $67.9 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $1.7 billion as of June 30, 2020 to $2.3 billion as of June 30, 2021. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to $2.0 million from $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from these fees increased, to $3.8 million from $2.2 million, for the six months ended June 30, 2021 and 2020, respectively and was driven in part by an increase in repayments. For both the six months ended June 30, 2021 and 2020, PIK income represented less than 5% of investment income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Based on market conditions and the age of our portfolio, we expect repayments to increase.

Expenses

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Offering costs	$685	$762	$1,070	$1,438
Interest expense	9,682	10,425	18,202	19,833
Management fee	8,682	6,276	16,896	12,633
Performance based incentive fees	5,566	—	9,414	2,028
Professional fees	1,178	988	2,355	1,914
Directors' fees	317	252	578	508
Other general and administrative	678	698	1,289	1,331
Total operating expenses	$26,788	$19,401	$49,804	$39,685
Management and incentive fees waived	—	—	—	(506)
Expense Support	—	(5,794)	(1,449)	(12,381)
Recoupment of expense support	1,002	—	1,002	—
Net operating expenses	$27,790	$13,607	$49,357	$26,798

For the Three Months Ended June 30, 2021 and 2020

Net operating expenses increased to $27.8 million for the three months ended June 30, 2021 from $13.6 million for the same period ended June 30, 2020 primarily due to a decrease in expense support and increases in performance based incentive fees, management fees and recoupment of expense support, partially offset by a decrease in interest expense. The decrease in interest expense of $0.7 million was driven by the acceleration of $2.3 million in loan origination costs associated with the downsize of SPV Asset Facility I during the three months ended June 30, 2020 and a decrease in the weighted average cost of debt from 3.9% to 3.4%, partially offset by an increase in average daily borrowings to $1,034 million from $640 million period over period. The increase in management fees (gross of waivers, if any) of $2.4 million is due to an increase in gross assets driven by an increase in investments. The increase in performance based incentive fees (gross of waivers, if any) of $5.6 million is due to an increase in pre-incentive fee net investment income and unrealized gains on our investments. The increase in recoupment of expense support of $1.0 million is due to an increase in undistributed net investment income and a decrease in distribution per share.

For the Six Months Ended June 30, 2021 and 2020

Net operating expenses increased to $49.4 million for the six months ended June 30, 2021 from $26.8 million for the same period ended June 30, 2020 primarily due to a decrease in expense support and increases in performance based incentive fees, management fees and recoupment of expense support, partially offset by a decrease in interest expense. The decrease in interest expense of $1.6 million was driven by the acceleration of $2.3 million in loan origination costs associated with the downsize of SPV Asset Facility I during the six months ended June 30, 2020 and a decrease in the weighted average cost of debt from 4.1% to 3.4%, partially offset by an increase in average daily borrowings to $954 million from $605 million period over period. The increase in management fees (gross of waivers, if any) of $4.3 million is due to an increase in gross assets driven by an increase in investments. The increase in performance based incentive fees (gross of waivers, if any) of $7.4 million is due to an increase in pre-incentive fee net investment income and unrealized gains on our investments. The increase in recoupment of expense support of $1.0 million is due to an increase in undistributed net investment income and a decrease in distribution per share.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net change in unrealized gain on investments	$17,873	$45,130	$31,156	$2,970
Net change in unrealized loss on investments	(3,881)	(6,889)	$(4,901)	(55,181)
Income tax (provision) benefit	(530)	—	$(1,408)	—
Translation of assets and liabilities in foreign currencies	107	204	(444)	27
Net change in unrealized gain (loss)	$13,569	$38,445	$24,403	$(52,184)

For the Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2021. As of June 30, 2021, the fair value of our debt investments as a percentage of principal was 98.5% as compared to 98.2% as of March 31, 2021.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
CIBT Global, Inc.	$5,602
Windows Entities	2,017
Innovative Water Care Global Corporation	922
Packaging Coordinators Midco, Inc.	810
EW Holdco, LLC (dba European Wax)	544
Hg Saturn Luchaco Limited	510
Entertainment Benefits Group, LLC	440
Remaining portfolio companies	5,291
Norvax, LLC (dba GoHealth)	(1,216)
Caiman Merger Sub LLC	(512)
Mavis Tire Express Services Corp.	(416)
Net unrealized gain (loss) on investments	$13,992

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

For the Six Months Ended June 30, 2021 and 2020

For the six months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of June 30, 2021, the fair value of our debt investments as a percentage of principal was 98.5% as compared to 97.7% as of December 31, 2020.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2021 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$5,362
CIBT Global, Inc.	4,350
Innovative Water Care Global Corporation	2,097
Blackhawk Network Holdings, Inc.	977
Packaging Coordinators Midco, Inc.	976
EW Holdco, LLC (dba European Wax)	851
H-Food Holdings, LLC	739
Entertainment Benefits Group, LLC	641
Remaining portfolio companies	12,610
Norvax, LLC (dba GoHealth)	(1,694)
Nelipak Holding Company	(654)
Net unrealized gain (loss) on investments	$26,255

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

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net realized gain (loss) on investments	$(4,764)	$—	$(4,567)	$122
Net realized gain (loss) on foreign currency transactions	2	2	172	(12)
Net realized gain (loss)	$(4,762)	$2	$(4,395)	$110

Realized Gross Internal Rate of Return

Since we began investing in 2017 through June 30, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 10.7% (based on total capital invested of $596.0 million and total proceeds from these exited investments of $676.0 million). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2021 and December 31, 2020, our asset coverage ratios were 220% and 242%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2021, we had $125.8 million in cash. During the six months ended June 30, 2021, we used $155.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $515.8 million, partially offset by sell downs and repayments of portfolio investments of $292.3 million, and other operating activity of $68.1 million. Lastly, cash provided by financing activities was $238.4 million during the period, which was the result of proceeds from the issuance of shares of $71.8 million, premium on debt issuance costs of $4.4 million and net borrowings on our credit facilities of $224.0 million, partially offset by distributions paid of $24.7 million and repurchased shares of $37.1 million.

As of June 30, 2020, we had $46.6 million in cash. During the six months ended June 30, 2020, we used $223.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $418.9 million, partially offset by sales of portfolio investments of $134.5 million, and other operating activity of $61.0 million. Lastly, cash provided by financing activities was $196.9 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $33.0 million and proceeds from the issuance of shares of $205.1 million, partially offset by distributions paid of $21.2 million, debt issuance costs of $2.7 million and repurchased shares of $17.3 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	1,904,779	$17,476	5,039,140	$43,165
Reinvestment of distributions	1,173,282	10,512	1,136,350	9,534
Repurchased Shares	(4,128,149)	(37,034)	(2,062,645)	(17,300)
Total shares/gross proceeds	(1,050,088)	(9,046)	4,112,845	35,399
Sales load	—	(428)	—	(673)
Total shares/net proceeds	(1,050,088)	$(9,474)	4,112,845	$34,726

The following table summarizes transactions with respect to shares of our common stock during the six months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,298	23,231,938	$207,761
Reinvestment of distributions	2,315,276	20,698	2,066,719	17,931
Repurchased Shares	(4,128,149)	(37,034)	(2,062,645)	(17,300)
Total shares/gross proceeds	6,237,425	56,962	23,236,012	208,392
Sales load	—	(1,523)	—	(2,622)
Total shares/net proceeds	6,237,425	$55,439	23,236,012	$205,770

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

Subsequent to April 30, 2021, we calculated the price per share that shares issued pursuant to the dividend reinvestment plan will be issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99

Distributions

Our Board has authorized and declared weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
Total	$0.30	$45,443

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

The following table presents cash distributions per share that were declared during the six months ended June 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
Total	$0.35	$42,228

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

Through June 30, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.27	$41,493	91.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.03	3,950	8.7
Total	$0.30	$45,443	100.0%

	Six Months Ended June 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.34	$41,074	97.2%
Net realized gain (loss) on investments(1)	—	110	0.3
Distributions in excess of net investment income	0.01	1,044	2.5
Total	$0.35	$42,228	100.0%

________________

(1)	The per share amount rounds to less than $0.01 per share.

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to June 30, 2021 was 35.7% (without upfront sales load) and 28.9% (with maximum upfront sales load).  The following table presents cumulative total returns for the six months ended June 30, 2021, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	4.0%	11.8%	7.7%	N/A	8.4%	35.7%	28.9%

________________

(1)	Compounded monthly.
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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal(3)	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$400,261	$—	$399,068
SPV Asset Facility II	325,000	280,000	36,120	277,019
2024 Notes	450,000	450,000	—	450,397
Total Debt	$1,175,000	$1,130,261	$36,120	$1,126,484

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.2 million, $3.0 million and $(0.4) million, respectively.

(3)	The outstanding principal balance in SPV Asset Facility I reflects a fully drawn commitment and unrealized appreciation on borrowings in foreign denominations.

	December 31, 2020
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$400,000	$365,147	$34,853	$363,312
SPV Asset Facility II	325,000	191,000	27,698	187,859
2024 Notes	350,000	350,000	—	345,450
Total Debt	$1,075,000	$906,147	$62,551	$896,621

________________

(1)	The amount available reflects any limitations related to each credit facility’s borrow base.
(2)

The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$9,090	$7,345	$16,839	$15,927
Amortization of debt issuance costs	592	3,080	1,363	3,906
Total Interest Expense	$9,682	$10,425	$18,202	$19,833
Average interest rate	3.4%	3.9%	3.4%	4.1%
Average daily borrowings	$1,033,901	$639,747	$954,348	$604,778

Senior Securities

Information about our senior securities is shown in the following table as of June 30, 2021 and the fiscal years ended December 31, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
June 30, 2021 (unaudited)	$400.3	$2,197	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
June 30, 2021 (unaudited)	$280.0	$2,197	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
June 30, 2021 (unaudited)	$450.0	$2,197	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

________________

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Amspec Services Inc.	First lien senior secured revolving loan	2,062	2,463
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	911
Associations, Inc.	First lien senior secured delayed draw term loan	75	75
AxiomSL Group, Inc.	First lien senior secured revolving loan	1,061	1,061
Barracuda Dental LLC (dba National Dentex)	First lien senior secured delayed draw term loan	1,717	5,580
Barracuda Dental LLC (dba National Dentex)	First lien senior secured revolving loan	1,459	1,073
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,018	1,018
BIG Buyer, LLC	First lien senior secured delayed draw term loan	4,131	—
BIG Buyer, LLC	First lien senior secured revolving loan	1,250	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	2,034
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	—
Centrify Corporation	First lien senior secured revolving loan	1,345	—
ConnectWise, LLC	First lien senior secured revolving loan	3,385	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	4,991	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	1,522	1,522
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	356	1,017
Endries Acquisition, Inc.	First lien senior secured revolving loan	3,000	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	326	276
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Galls, LLC	First lien senior secured revolving loan	105	1,826
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	859	1,146
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Granicus, Inc.	First lien senior secured revolving loan	—	345
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343

Portfolio Company	Investment	June 30, 2021	December 31, 2020
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,187	2,187
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	1,337
Hometown Food Company	First lien senior secured revolving loan	471	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	1,072
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	4,483	3,522
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,126	4,953
Instructure, Inc.	First lien senior secured revolving loan	1,851	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured delayed draw term loan	718	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,510	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,300	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	1,155
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	—
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	4,697	4,697
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Nelipak Holding Company	First lien senior secured revolving loan	935	906
Nelipak Holding Company	First lien senior secured revolving loan	352	352
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	2,353	2,353
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured delayed draw term loan	2,973	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	2,323	2,311
PCF Holdco, LLC	Class A Units	3,512	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	1,098	3,931
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	1,437	1,029
Relativity ODA LLC	First lien senior secured revolving loan	1,480	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	277	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	107	493
Sonny's Enterprises LLC	First lien senior secured delayed draw term loan	5,503	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,655	2,289
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	822	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	161	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	574	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	660	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	409	515
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	1,000	2,500
Velocity HoldCo III Inc	First lien senior secured revolving loan	368	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	1,023	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,042	1,534
Total Unfunded Portfolio Company Commitments		$151,629	$124,057

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation.  As of June 30, 2021, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.3 million for the period from October 15, 2015 (Inception) to June 30, 2021, of which $12.3 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of June 30, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$400,261	$—	$400,261	$—	$—
SPV Asset Facility II	280,000	—	—	—	280,000
2024 Notes	450,000	—	—	450,000	—
Total Contractual Obligations	$1,130,261	$—	$400,261	$450,000	$280,000

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement;
•	the Administration Agreement;
•	the Expense Support Agreement;
•	the Dealer Manager Agreement; and
•	the License Agreement.

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

Recent Developments

On July 13, 2021, the parties to the SPV Asset Facility I amended the SPV Asset Facility I to, among other things, extend the reinvestment period and the stated maturity, and increase the commitments by our lenders.

Effective July 28, 2021, net offering price per share was determined to be $8.95 for the purpose of issuing July’s monthly DRIP distribution.

On July 27, 2021, the Company determined that shares issued pursuant to the Company’s distribution reinvestment plan will be issued at price of $8.95 per share.

On August 3, 2021, our Board declared regular monthly distributions for October 2021 through December 2021. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of June 30, 2021, 97.2% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.83%.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$51.5	$20.4	$31.1
Up 200 basis points	$28.9	$13.6	$15.3
Up 100 basis points	$6.3	$6.8	$(0.5)
Up 50 basis points	$1.5	$3.4	$(1.9)
Down 25 basis points	$(0.4)	$(1.0)	$0.6

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Blue Owl fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the funds managed by the Adviser or its affiliates comprising Owl Rock and the private funds managed by Dyal (the “Blue Owl Clients”), that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matter that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executive and employees of our Adviser will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal (the “Dyal Clients”) have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

Specifically, we may compete for investments with the other Blue Owl Clients, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to our Adviser to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other funds managed by Owl Rock that could avail themselves of the exemptive relief and that have an investment objective similar to ours.

Actions by our Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Dyal Clients may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.

If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or the Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Despite careful security and controls design, the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our, our portfolio companies’ and our third party vendor’s reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies and third-party vendors. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules.  The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 27, 2021	January 26, 2021	346,632	$8.90
February 24, 2021	February 23, 2021	351,810	$8.90
March 31, 2021	March 30, 2021	443,552	$8.95
April 28, 2021	April 27, 2021	357,839	$8.95
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Investment Team and Investment Committee

The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the investment committee. The Investment committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and, effective September 1, 2021, Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The investment committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the investment committee reviews and determines whether to make prospective investments and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the members of the investment committee. Follow-on investments in existing portfolio companies may require the investment committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee.

Mr. Walwyn, 41, is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Owl Rock Advisers and, effective September 1, 2021, serves as a member of the Investment Committee of the Adviser and ORDA. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Steam Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University’s Fuqua School of Business and is a CFA charterholder.

Executive Officers

On August 9, 2021, the Board, appointed Bryan Cole to serve as the Company's Chief Operating Officer, effective September 1, 2021. The Board also appointed Alan Kirshenbaum, who currently serves as the Company's Chief Operating Officer and Treasurer, to serve as the Company's Executive Vice President, Matthew Swatt and Shari Withem to serve as the Company's Co-Treasurers and Co-Chief Accounting Officers and Jonathan Lamm to serve as the Company’s Vice President, each effective September 1, 2021.

Mr. Lamm, 47, is a Managing Director of Blue Owl and effective September 1, 2021, he will also serve as the Chief Financial Officer and Chief Operating Officer of Owl Rock Capital Corporation and as a Vice President of the Company and Owl Rock Capital Corporation III. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt, 33, is a Principal of Blue Owl and serves as the Co-Controller for each of the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation III, Owl Rock Technology Finance Corp. and Owl Rock Core Income Corp. (the “Owl Rock BDCs”) and, effective September 1, 2021, he will also serve as the Co-Treasurer for the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation III and as the Co-Chief Accounting Officer for the Company and Owl Rock Capital Corporation III. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services—Alternative Investments practice of PricewaterhouseCoopers LLP where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem, 38, is a Principal of Blue Owl and serves as the Co-Controller for each of the Owl Rock BDCs and, effective September 1, 2021, she will also serve as the Co-Treasurer for the Company, Owl Rock Capital Corporation and Owl Rock Capital Corporation III and as the Co-Chief Accounting Officer for the Company and Owl Rock Capital Corporation III. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of TPG Special Situation Partners, a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Biographical and other information about Messrs. Kirshenbaum and Cole can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on July 9, 2021 and is incorporated by reference herein.

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

10.1

Third Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.2

Amended and Restated Administration Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Code of Ethics.

________________

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: August 10, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 10, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Accounting Officer