Form 10-Q
period 2021-09-30
Owl Rock Capital Corp II
filed 2021-11-10
CIK 1655887

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had 151,916,469 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,285,641 and $2,132,298 respectively)	$2,305,516	$2,123,161
Non-controlled, affiliated investments (amortized cost of $13,245 and $12,365, respectively)	13,232	12,312
Total investments at fair value (amortized cost of $2,298,886 and $2,144,663, respectively)	2,318,748	2,135,473
Cash	126,578	41,625
Foreign cash (cost of $1,601 and $1,151, respectively)	1,573	1,205
Interest receivable	11,843	10,281
Receivable for investments sold	69,497	7,865
Prepaid expenses and other assets	1,310	3,225
Total Assets	$2,529,549	$2,199,674
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,469 and $9,526, respectively)	1,131,701	896,621
Payable for investments purchased	3,053	—
Payables to affiliates	19,431	9,789
Accrued expenses and other liabilities	15,903	6,960
Total Liabilities	1,170,088	913,370
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 151,528,515 and 145,448,227 shares issued and outstanding, respectively	1,515	1,454
Additional paid-in-capital	1,359,066	1,305,140
Distributable earnings	(1,120)	(20,290)
Total Net Assets	1,359,461	1,286,304
Total Liabilities and Net Assets	$2,529,549	$2,199,674
Net Asset Value Per Share	$8.97	$8.84

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$48,327	$32,195	$135,719	$98,591
Dividend income	3,043	896	5,624	1,203
Other income	1,315	422	2,256	1,591
Total investment income from non-controlled, non-affiliated investments	52,685	33,513	143,599	101,385
Investment income from non-controlled, affiliated investments:
Interest income	173	—	499	—
Dividend income	—	—	—	—
Other Income	20	—	61	—
Total investment income from non-controlled, affiliated investments	193	—	560	—
Total Investment Income	52,878	33,513	144,159	101,385
Operating Expenses
Offering costs	36	563	1,106	2,001
Interest expense	10,638	6,765	28,840	26,598
Management fee	8,890	6,692	25,786	19,325
Performance based incentive fees	5,975	150	15,389	2,178
Professional fees	1,166	1,043	3,521	2,957
Directors' fees	254	206	832	714
Other general and administrative	847	604	2,136	1,935
Total Operating Expenses	27,806	16,023	77,610	55,708
Management and incentive fees waived (Note 3)	—	—	—	(506)
Expense support	—	(3,079)	(1,449)	(15,460)
Recoupment of expense support	2,214	—	3,216	—
Net Operating Expenses	30,020	12,944	79,377	39,742
Net Investment Income (Loss) Before Taxes	22,858	20,569	64,782	61,643
Income tax expense (benefit), including excise tax expense (benefit)	627	—	1,058	—
Net Investment Income (Loss)	$22,231	$20,569	$63,724	$61,643
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$4,373	$21,728	$30,598	$(30,483)
Non-controlled, affiliated investments	12	—	41	—
Income tax (provision) benefit	(1,461)	—	(2,869)	—
Translation of assets and liabilities in foreign currencies	(1,246)	504	(1,689)	531
Total Net Change in Unrealized Gain (Loss)	1,678	22,232	26,081	(29,952)
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,104	570	(2,463)	692
Foreign currency transactions	(8)	(105)	164	(117)
Total Net Realized Gain (Loss)	2,096	465	(2,299)	575
Total Net Realized and Change in Unrealized Gain (Loss)	3,774	22,697	23,782	(29,377)
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,005	$43,266	$87,506	$32,266
Earnings Per Share - Basic and Diluted	$0.17	$0.32	$0.58	$0.26
Weighted Average Shares Outstanding - Basic and Diluted	152,099,140	133,227,122	151,367,919	125,863,005

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(8)(23)(24)	First lien senior secured loan	L + 5.75%	8/28/2028	$938	$919	$919	0.1%
Global Music Rights, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(2)	(2)	—%
				938	917	917	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(9)(24)	First lien senior secured loan	L + 7.25%	1/3/2025	37,965	37,526	34,549	2.5%
Peraton Corp.(6)(23)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,787	14,888	1.1%
Valence Surface Technologies LLC(9)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	30,455	30,147	27,865	2.0%
Valence Surface Technologies LLC(9)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	1,505	1,481	1,292	0.1%
				84,925	83,941	78,594	5.7%
Buildings and real estate
Associations, Inc.(8)(24)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	72,730	72,029	72,003	5.3%
Associations, Inc.(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan A	L + 6.50% (incl. 2.50% PIK)	7/2/2022	328	307	306	—%
Associations, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan B	L + 6.50% (incl. 2.50% PIK)	1/2/2023	—	(44)	(46)	—%
Associations, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan C	L + 6.50% (incl. 2.50% PIK)	7/2/2023	—	(44)	(46)	—%
Associations, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(59)	(61)	—%
Dodge Data & Analytics LLC(8)(23)(24)	First lien senior secured loan	L + 7.50%	4/14/2026	6,462	6,343	6,349	0.5%
Dodge Data & Analytics LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(7)	(7)	—%
REALPAGE, INC.(6)(23)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,407	6,630	0.5%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(9)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,678	18,560	17,837	1.3%
Imperial Parking Canada(11)(24)	First lien senior secured loan	C + 6.25% (incl. 1.25% PIK)	11/28/2024	3,873	3,705	3,699	0.3%
Reef Global, Inc. (fka Cheese Acquisition, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,522	1,424	0.1%
				110,097	108,719	108,088	8.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,479	24,440	1.8%
CIBT Global, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	151	111	106	—%
CIBT Global, Inc.(8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	11,237	4,720	4,242	0.3%
Denali BuyerCo, LLC (dba Summit Companies)(8)(23)(24)	First lien senior secured loan	L + 5.75%	9/15/2028	1,698	1,681	1,681	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	—	(3)	—	—%
Denali BuyerCo, LLC (dba Summit Companies)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(2)	(2)	—%
Diamondback Acquisition, Inc. (dba Sphera)(8)(23)(24)	First lien senior secured loan	L + 5.50%	9/13/2028	834	817	817	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(2)	(2)	—%
Entertainment Benefits Group, LLC(8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,755	20,541	19,302	1.4%
Entertainment Benefits Group, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,474	2,449	2,278	0.2%
Gainsight, Inc.(9)(23)(24)	First lien senior secured loan	L + 6.25%	7/30/2027	4,983	4,898	4,896	0.4%
Gainsight, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(15)	(15)	—%
Hercules Borrower, LLC (dba The Vincit Group)(8)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,630	28,247	28,630	2.1%
Hercules Borrower, LLC (dba The Vincit Group)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(44)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(23)(24)(26)(33)	Unsecured notes	0.48% PIK	12/14/2029	818	818	818	0.1%
				96,144	88,695	87,191	6.5%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(23)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,193	22,500	1.7%
Douglas Products and Packaging Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	19,599	19,541	19,404	1.4%
Douglas Products and Packaging Company LLC(12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,017	1,014	1,002	0.1%
Gaylord Chemical Company, L.L.C.(8)(24)	First lien senior secured loan	L + 6.00%	3/30/2027	30,239	29,958	30,013	2.2%
Gaylord Chemical Company, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	3/30/2026	—	(23)	(20)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Innovative Water Care Global Corporation(12)(24)	First lien senior secured loan	P + 4.00%	2/27/2026	24,375	23,187	24,375	1.8%
Velocity HoldCo III Inc(8)(23)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	6,116	5,987	5,994	0.4%
Velocity HoldCo III Inc(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(8)	(7)	—%
				103,846	101,849	103,261	7.6%
Consumer products
Conair Holdings, LLC(8)(23)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,295	44,775	3.3%
Feradyne Outdoors, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	755	752	755	0.1%
Olaplex, Inc.(6)(24)	First lien senior secured loan	L + 6.25%	1/8/2026	12,184	12,078	12,184	0.9%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	45,820	45,131	45,820	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	5/21/2022	—	(9)	—	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,409	1,360	1,409	0.1%
				105,168	103,607	104,943	7.8%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(23)(24)	First lien senior secured loan	L + 5.75%	10/2/2028	772	765	765	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	—	(1)	(1)	—%
Pregis Topco LLC(8)(24)	Second lien senior secured loan	L + 7.14%	8/1/2029	30,000	29,504	30,000	2.2%
				30,772	30,268	30,764	2.3%
Distribution
Aramsco, Inc.(6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,328	10,207	10,328	0.8%
Aramsco, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	174	161	174	—%
Endries Acquisition, Inc.(6)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	22,297	22,042	22,130	1.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Individual Foodservice Holdings, LLC(9)(24)	First lien senior secured loan	L + 6.25%	11/22/2025	32,817	32,326	32,653	2.4%
Individual Foodservice Holdings, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	4,057	3,950	4,021	0.3%
Individual Foodservice Holdings, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	201	140	178	—%
Offen, Inc.(6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,907	4,874	4,859	0.4%
				74,781	73,700	74,343	5.5%
Education
Instructure, Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	3/24/2026	16,406	16,219	16,406	1.2%
Instructure, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/24/2026	—	(17)	—	—%
Learning Care Group (US) No. 2 Inc.(9)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,329	5,191	0.4%
Pluralsight, LLC(9)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,440	20,434	1.5%
Pluralsight, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(12)	(13)	—%
				42,440	41,959	42,018	3.1%
Financial services
AxiomSL Group, Inc.(8)(24)	First lien senior secured loan	L + 6.00%	12/3/2027	43,565	43,090	43,235	3.2%
AxiomSL Group, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(11)	—	—%
AxiomSL Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(36)	(27)	—%
Blackhawk Network Holdings, Inc.(6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,673	18,683	1.4%
Hg Genesis 8 Sumoco Limited(15)(21)(23)(24)	Unsecured facility	G + 6.00% PIK	8/28/2025	6,065	5,946	6,050	0.4%
Hg Saturn Luchaco Limited(15)(21)(23)(24)	Unsecured facility	G + 7.50% PIK	3/30/2026	26,652	27,088	26,385	1.9%
Muine Gall, LLC(9)(21)(23)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	50,000	50,000	50,000	3.7%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(24)	First lien senior secured loan	L + 5.00%	9/6/2023	4,676	4,632	4,676	0.3%
NMI Acquisitionco, Inc. (dba Network Merchants)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	9/6/2023	—	(1)	—	—%
				149,735	149,381	149,002	10.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(9)(23)(24)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,958	4,958	0.4%
BP Veraison Holdings, LLC (dba Sun World)(8)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	14,558	14,387	14,413	1.1%
BP Veraison Holdings, LLC (dba Sun World)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(7)	—	—%
BP Veraison Holdings, LLC (dba Sun World)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(21)	(18)	—%
H-Food Holdings, LLC(6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—%
H-Food Holdings, LLC(6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,904	18,200	1.3%
Hometown Food Company(6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	2,080	2,063	2,059	0.2%
Hometown Food Company(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	63	59	58	—%
Nellson Nutraceutical, LLC(8)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,353	26,575	26,806	2.0%
Nutraceutical International Corporation(6)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	36,942	36,464	36,572	2.7%
Nutraceutical International Corporation(6)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	1,553	1,525	1,529	0.1%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,886	4,829	4,678	0.3%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	167	158	124	—%
Shearer's Foods, LLC(8)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,546	50,000	3.7%
Ultimate Baked Goods Midco, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,095	16,087	1.2%
Ultimate Baked Goods Midco, LLC(9)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	325	276	275	—%
				177,628	174,812	175,742	13.0%
Healthcare equipment and services
Nelipak Holding Company(8)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	5,625	5,545	5,528	0.4%
Nelipak Holding Company(8)(16)(23)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	368	358	352	—%
Nelipak Holding Company(16)(17)(23)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(32)	(2)	—%
Nelipak Holding Company(8)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,899	7,874	0.6%
Nelipak Holding Company(13)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,310	7,930	8,103	0.6%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Packaging Coordinators Midco, Inc.(9)(24)	Second lien senior secured loan	L + 8.00%	11/30/2028	36,269	35,598	35,906	2.6%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(9)(23)(24)	First lien senior secured loan	L + 6.75%	1/29/2028	25,846	25,430	25,523	1.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(48)	(33)	—%
				84,412	82,680	83,251	6.1
Healthcare providers and services
GI CCLS Acquisition LLC (fka GI Chill Acquisition LLC)(8)(24)	Second lien senior secured loan	L + 7.50%	8/6/2026	12,375	12,290	12,344	0.9%
KS Management Services, L.L.C.(9)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	49,125	48,668	49,125	3.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	12,999	12,805	12,901	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	3/31/2022	6,540	6,458	6,491	0.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	429	392	416	—%
OB Hospitalist Group, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.50%	9/27/2027	22,664	22,212	22,211	1.6%
OB Hospitalist Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(59)	(59)	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)(23)(24)	First lien senior secured loan	L + 9.50%	9/27/2028	11,184	10,961	10,961	0.8%
Premier Imaging, LLC (dba LucidHealth)(6)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	7,588	7,497	7,531	0.6%
Quva Pharma, Inc.(8)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	11,818	11,483	11,493	0.8%
Quva Pharma, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(32)	(33)	—%
Refresh Parent Holdings, Inc.(8)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	11,893	11,734	11,803	0.9%
Refresh Parent Holdings, Inc.(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	3,072	3,020	3,043	0.2%
Refresh Parent Holdings, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	489	470	478	—%
TC Holdings, LLC (dba TrialCard)(8)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	18,225	18,103	18,225	1.3%
TC Holdings, LLC (dba TrialCard)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(13)	—	—%
				168,401	165,989	166,930	12.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)(23)(24)	First lien senior secured loan	L + 5.75%	8/23/2028	603	594	594	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(3)	(2)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(1)	—%
Bracket Intermediate Holding Corp.(8)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	74	69	74	—%
Bracket Intermediate Holding Corp.(8)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,697	3,731	0.3%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(21)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	38,561	38,157	38,464	2.8%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	305	291	301	—%
Interoperability Bidco, Inc.(9)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	18,866	18,694	18,535	1.4%
Interoperability Bidco, Inc.(16)(17)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(7)	(18)	—%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,785	9,800	0.7%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	Second lien senior secured loan	L + 8.50%	4/27/2026	5,000	4,893	4,900	0.4%
RL Datix Holdings (USA), Inc.(10)(21)(23)(24)	First lien senior secured loan	G + 4.50%	4/27/2026	860	859	843	0.1%
RL Datix Holdings (USA), Inc.(10)(21)(23)(24)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,246	2,246	2,202	0.2%
				80,265	79,274	79,423	5.9%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(8)(24)	First lien senior secured loan	L + 6.25%	11/3/2025	27,126	26,776	26,855	2.0%
HGH Purchaser, Inc. (dba Horizon Services)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/3/2025	—	(25)	(24)	—%
Walker Edison Furniture Company LLC(9)(24)	First lien senior secured loan	L + 5.75%	3/31/2027	16,770	16,536	15,763	1.2%
				43,896	43,287	42,594	3.2%
Human resource support services
IG Investments Holdings, LLC (dba Insight Global)(8)(23)(24)	First lien senior secured loan	L + 6.00%	9/22/2028	9,277	9,093	9,092	0.7%
IG Investments Holdings, LLC (dba Insight Global)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	—	(14)	(14)	—%
				9,277	9,079	9,078	0.7

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	13,527	13,455	11,633	0.9%
				13,527	13,455	11,633	0.9%
Insurance
Alera Group, Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	10/2/2028	9,735	9,516	9,516	0.7%
Alera Group, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	—	(31)	(35)	—%
Ardonagh Midco 2 PLC(21)(23)(24)(26)	Unsecured notes	11.50%	1/15/2027	566	562	618	—%
Ardonagh Midco 3 PLC(15)(21)(23)(24)	First lien senior secured GBP term loan	G + 7.46% (incl. 2.20% PIK)	7/14/2026	6,282	5,730	6,281	0.5%
Ardonagh Midco 3 PLC(14)(21)(23)(24)	First lien senior secured loan	E + 7.46% (incl. 2.20% PIK)	7/14/2026	569	538	570	—%
Ardonagh Midco 3 PLC(16)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	8/19/2023	—	—	—	—%
Ardonagh Midco 3 PLC(16)(18)(21)(23)(24)	First lien senior secured delayed draw term loan	G + 6.00%	8/19/2023	—	—	—	—%
Evolution BuyerCo, Inc. (dba SIAA)(8)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	25,419	25,074	25,101	1.8%
Evolution BuyerCo, Inc. (dba SIAA)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	4/28/2023	—	(9)	(2)	—%
Evolution BuyerCo, Inc. (dba SIAA)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(30)	(28)	—%
Integrity Marketing Acquisition, LLC(9)(24)	First lien senior secured loan	L + 5.50%	8/27/2025	27,640	27,313	27,571	2.0%
Integrity Marketing Acquisition, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/27/2025	—	(18)	(5)	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(24)	First lien senior secured loan	L + 4.00%	6/3/2026	5,152	5,034	5,087	0.4%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(12)(16)(23)(24)	First lien senior secured revolving loan	P + 2.25%	6/3/2024	234	218	218	—%
KWOR Acquisition, Inc. (dba Alacrity Solutions)(6)(24)	Second lien senior secured loan	L + 7.75%	12/3/2026	15,500	15,317	15,423	1.1%
Norvax, LLC (dba GoHealth)(9)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	17,238	16,711	17,325	1.3%
Norvax, LLC (dba GoHealth)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	341	317	343	—%
Peter C. Foy & Associated Insurance Services, LLC(9)(23)(24)	First lien senior secured loan	L + 6.47%	3/31/2026	39,655	39,224	40,052	2.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associated Insurance Services, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	3/31/2026	—	(29)	—	—%
RSC Acquisition, Inc (dba Risk Strategies)(8)(24)	First lien senior secured loan	L + 5.50%	10/30/2026	13,311	13,133	13,211	1.0%
RSC Acquisition, Inc (dba Risk Strategies)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/30/2026	—	(6)	(3)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(8)(23)(24)	First lien senior secured loan	L + 5.50%	8/28/2028	702	688	688	0.1%
TEMPO BUYER CORP. (dba Global Claims Services)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(2)	(2)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(2)	(2)	—%
THG Acquisition, LLC (dba Hilb)(8)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,235	24,740	24,920	1.8%
THG Acquisition, LLC (dba Hilb)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(33)	(23)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(23)(24)	First lien senior secured loan	L + 5.50%	7/23/2027	2,226	2,182	2,181	0.2%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	7/23/2023	—	(3)	(3)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(4)	(4)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)(14)(23)(24)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,310	1,285	1,284	0.1%
				191,115	187,415	190,282	13.9%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	10,837	10,737	10,730	0.8%
3ES Innovation Inc. (dba Aucerna)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(5)	(7)	—%
Apptio, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,273	7,364	0.5%
Apptio, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	196	191	196	—%
Barracuda Networks, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,431	7,500	0.6%
BCPE Nucleon (DE) SPV, LP(9)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	35,555	35,083	35,378	2.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(23)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,406	8,440	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	568	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Centrify Corporation(8)(23)(24)	First lien senior secured loan	L + 6.00%	3/2/2028	13,238	12,927	12,973	1.0%
Centrify Corporation(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	—	(36)	(27)	—%
CivicPlus, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	8/24/2027	626	620	620	—%
CivicPlus, LLC(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	8/24/2023	—	—	—	—%
CivicPlus, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(1)	(1)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(23)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,818	40,000	2.9%
Forescout Technologies, Inc.(8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	7,011	6,917	6,993	0.5%
Forescout Technologies, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(10)	(2)	—%
Genesis Acquisition Co. (dba Procare Software)(8)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,020	1,999	1,964	0.1%
Genesis Acquisition Co. (dba Procare Software)(8)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	290	285	—%
GovBrands Intermediate, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.50%	8/4/2027	8,367	8,162	8,158	0.6%
GovBrands Intermediate, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	—	(33)	(34)	—%
GovBrands Intermediate, Inc.(12)(16)(23)(24)	First lien senior secured revolving loan	P + 4.50%	8/4/2027	294	272	272	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(21)(23)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	14,545	14,196	14,545	1.1%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(104)	—	—%
Hyland Software, Inc.(6)(23)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	27,531	27,521	27,774	2.0%
IQN Holding Corp. (dba Beeline)(9)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	22,388	22,206	22,388	1.6%
IQN Holding Corp. (dba Beeline)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(15)	—	—%
Litera Bidco LLC(6)(24)	First lien senior secured loan	L + 5.85%	5/29/2026	27,253	26,952	27,253	2.0%
Litera Bidco LLC(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	353	343	353	—%
Litera Bidco LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/30/2025	—	(8)	—	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
MessageBird BidCo B.V.(8)(21)(24)	First lien senior secured loan	L + 6.75%	5/6/2027	16,000	15,665	15,680	1.2%
MINDBODY, Inc.(9)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	10,386	10,323	10,282	0.8%
MINDBODY, Inc.(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 8.50% (incl. 1.50% PIK)	1/31/2022	—	—	—	—%
MINDBODY, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(6)	(11)	—%
Proofpoint, Inc.(7)(23)(24)	Second lien senior secured loan	L + 6.25%	8/31/2029	7,500	7,463	7,463	0.5%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	11,566	11,453	11,478	0.8%
Thunder Purchaser, Inc. (dba Vector Solutions)(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	6/30/2023	2,342	2,319	2,324	0.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(8)	(6)	—%
				282,220	278,906	280,893	20.4%
Leisure and entertainment
Troon Golf, L.L.C.(8)(24)	First lien senior secured loan	L + 6.00%	8/5/2027	61,486	61,185	61,179	4.5%
Troon Golf, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(23)	(23)	—%
				61,486	61,162	61,156	4.5%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,153	6,221	0.5%
Ideal Tridon Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.25%	7/31/2024	13,551	13,394	13,484	1.0%
Ideal Tridon Holdings, Inc.(6)(16)(24)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	182	172	175	—%
MHE Intermediate Holdings, LLC (dba OnPoint)(8)(24)	First lien senior secured loan	L + 5.75%	7/21/2027	20,536	20,337	20,330	1.5%
MHE Intermediate Holdings, LLC (dba OnPoint)(8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	132	131	131	—%
MHE Intermediate Holdings, LLC (dba OnPoint)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(17)	(18)	—%
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	197	184	196	—%
PHM Netherlands Midco B.V. (dba Loparex)(6)(24)	Second lien senior secured loan	L + 8.75%	8/2/2027	28,000	26,428	27,510	2.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Professional Plumbing Group, Inc.(8)(24)	First lien senior secured loan	L + 6.75%	4/16/2024	6,617	6,581	6,386	0.5%
Professional Plumbing Group, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	4/16/2023	857	856	801	0.1%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,490	3,465	3,211	0.2%
Sonny's Enterprises LLC(6)(24)	First lien senior secured loan	L + 6.75%	8/5/2026	44,954	44,260	44,953	3.3%
Sonny's Enterprises LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(40)	—	—%
				124,816	121,904	123,380	9.1%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	4,853	4,841	4,659	0.3%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(24)	First lien senior secured loan	L + 6.00%	5/14/2026	7,978	7,898	7,978	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(4)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(24)	First lien senior secured loan	L + 6.00%	12/20/2024	28,133	27,663	28,133	2.1%
				40,964	40,398	40,770	3.0%
Professional services
Amspec Services Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,817	18,637	18,582	1.4%
Amspec Services Inc.(12)(16)(23)(24)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	369	349	338	—%
Apex Group Treasury, LLC(8)(21)(23)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,951	4,950	0.4%
Apex Group Treasury, LLC(16)(18)(21)(23)(24)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Gerson Lehrman Group, Inc.(9)(24)	First lien senior secured loan	L + 5.25%	12/12/2024	7,424	7,381	7,424	0.5%
Gerson Lehrman Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(11)	—	—%
Relativity ODA LLC(6)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,245	15,035	15,055	1.1%
Relativity ODA LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(21)	(18)	—%
				46,855	46,321	46,331	3.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Specialty retail
BIG Buyer, LLC(9)(23)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	20,143	19,897	20,143	1.5%
BIG Buyer, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	4/28/2022	—	(26)	—	—%
BIG Buyer, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	—	(17)	—	—%
Galls, LLC(8)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,093	16,959	15,897	1.2%
Galls, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	1,850	1,794	1,480	0.1%
Milan Laser Holdings LLC(8)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	22,982	22,766	22,809	1.7%
Milan Laser Holdings LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(18)	(15)	—%
				62,068	61,355	60,314	4.5%
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,594	40,073	40,594	3.0%
Lazer Spot G B Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(91)	—	—%
Lytx, Inc.(6)(24)	First lien senior secured loan	L + 6.50%	2/28/2026	17,736	17,530	17,602	1.3%
Lytx, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2022	3,104	3,057	3,057	0.2%
Motus, LLC and Runzheimer International LLC(8)(19)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	6,439	6,368	6,438	0.5%
				67,873	66,937	67,691	5.0%
Total non-controlled/non-affiliated portfolio company debt investments				$2,253,649	$2,216,010	$2,218,589	163.2%
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(23)(24)(26)(27)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	32,172	32,734	2.4%
					32,172	32,734	2.4%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(23)(24)(27)(32)	Series A Preferred Stock	N/A	N/A	648	648	648	—%
					648	648	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business Services
Denali Holding, LP (dba Summit Companies)(23)(24)(27)(32)	Class A Units	N/A	N/A	10,288	103	103	—%
Hercules Buyer LLC (dba The Vincit Group)(23)(24)(27)(32)(33)	Common Units	N/A	N/A	350,000	350	350	—%
					453	453	—%
Consumer Products
ASP Conair Holdings LP(23)(24)(27)(32)	Class A Units	N/A	N/A	1,286	1,286	1,286	0.1%
					1,286	1,286	0.1%
Food and beverage
H-Food Holdings, LLC(23)(24)(27)(32)	LLC Interest	N/A	N/A	1,625	1,625	2,037	0.1%
					1,625	2,037	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(24)(27)(32)	LP Interest	N/A	N/A	4,701	4,701	5,436	0.4%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)(27)	Class A Units	8.00% PIK	N/A	18,864	1,445	1,416	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(27)(32)	Class B Units	N/A	N/A	1,370	—	—	—%
					6,146	6,852	0.5
Healthcare providers and services
KOBHG Holdings, L.P.(23)(24)(27)(32)	Class A Interests	N/A	N/A	1,291	1,291	1,291	0.1%
Restore OMH Intermediate Holdings, Inc.(23)(24)(26)(27)	Senior Preferred Stock	13.00% PIK	N/A	305	3,296	3,311	0.2%
					4,587	4,602	0.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Insurance
Evolution Parent, LP (dba SIAA)(23)(24)(27)(32)	LP Interest	N/A	N/A	892	892	892	0.1%
Norvax, LLC (dba GoHealth)(20)(23)(24)(32)	Common Stock	N/A	N/A	227,097	1,163	1,142	0.1%
					2,055	2,034	0.2%
Internet software and services
MessageBird BidCo B.V.(21)(23)(24)(27)(32)	Extended Series C Preferred Equity Warrants	N/A	N/A	—	157	157	—%
Thunder Topco L.P. (dba Vector Solutions)(23)(24)(27)(32)	Common Units	N/A	N/A	783	820	820	0.1%
					977	977	0.1%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	784	0.1%
Windows Entities(21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10,607	18,982	34,520	2.5%
					19,682	35,304	2.6%
Total non-controlled/non-affiliated portfolio company equity investments					$69,631	$86,927	6.3%
Total non-controlled/non-affiliated portfolio company investments					$2,285,641	$2,305,516	169.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(8)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,107	6,127	0.5%
Swipe Acquisition Corporation (dba PLI)(8)(16)(23)(24)(31)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	1,186	1,186	1,153	0.1%
Swipe Acquisition Corporation (dba PLI)(16)(23)(24)(31)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				7,391	7,293	7,280	0.6%
Total non-controlled/affiliated portfolio company debt investments				$7,391	$7,293	$7,280	0.6%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(23)(24)(27)(31)(32)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.4%
					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company equity investments					$5,952	$5,952	0.4%
Total non-controlled/affiliated portfolio company investments					$13,245	$13,232	1.0%
Total Investments					$2,298,886	$2,318,748	170.5%

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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(7)
The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2021 was 0.11%.
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
(10)
The interest rate on this loan is subject to 1 month GBPLIBOR, which as of September 30, 2021 was 0.05%.
(11)
The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of September 30, 2021 was 0.45%.
(12)
The interest rate on these loans is subject to Prime, which as of September 30, 2021 was 3.25%.
(13)
The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2021 was (0.55)%.
(14)
The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2021 was (0.53)%.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

(15)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of September 30, 2021 was 0.17%.
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
(20)
Level 1 investment.
(21)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2021, non-qualifying assets represented 7.7% of total assets as calculated in accordance with the regulatory requirements.
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
(27)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities is $91.7 million, or 6.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Hercules Buyer LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KOBHG Holdings, L.P.	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	LP Interest	November 30, 2020
MessageBird Holding B.V.	Extended Series C Preferred Equity Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Windows Entities	LLC Interest	January 16, 2020

(28)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.7 million as of September 30, 2021.
(29)
Loan was on non-accrual status as of September 30, 2021.
(30)
As of September 30, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $0.2 million based on a tax cost basis of $2.3 billion. As of September 30, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $34.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $34.5 million.
(31)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(Amounts in thousands, except share amounts)

(Unaudited)

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2021	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$12,312	$880	$—	$40	$—	$—	$13,232	$61	$499
Total	$12,312	$880	$—	$40	$—	$—	$13,232	$61	$499

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

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,467	24,134	1.9%
CIBT Global, Inc.(8)(23)(24)	First lien senior secured loan	L + 3.75%	6/3/2024	149	115	106	—%
CIBT Global, Inc.(8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	6/2/2025	11,051	10,096	5,746	0.4%
ConnectWise, LLC(8)(24)	First lien senior secured loan	L + 5.25%	2/28/2025	33,342	33,026	33,342	2.6%
ConnectWise, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	2/28/2025	903	870	903	0.1%
Entertainment Benefits Group, LLC(8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,313	20,065	17,875	1.4%
Entertainment Benefits Group, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	2,523	2,493	2,188	0.2%
Hercules Borrower LLC (dba The Vincit Group)(9)(23)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,774	28,345	28,342	2.2%
Hercules Borrower LLC (dba The Vincit Group)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(50)	(50)	—%
Hercules Buyer LLC (dba The Vincit Group)(23)(24)(26)	Unsecured notes	0.48% (incl. 0.48% PIK)	12/14/2029	817	817	817	0.1%
				122,436	120,244	113,403	8.9%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(23)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,170	22,163	1.7%
Douglas Products and Packaging Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	18,051	17,967	17,689	1.4%
Douglas Products and Packaging Company LLC(12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	509	504	478	—%
Innovative Water Care Global Corporation(8)(24)	First lien senior secured loan	L + 5.00%	2/27/2026	24,563	23,197	21,615	1.7%
				65,623	63,838	61,945	4.8%
Consumer products
CD&R Smokey Buyer (fka Radio Systems)(23)(24)(25)(26)	First lien senior secured note	0.0675	7/15/2025	18,750	18,759	20,072	1.6%
Feradyne Outdoors, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	765	761	750	0.1%
Olaplex, Inc.(6)(23)(24)	First lien senior secured loan	L + 6.50%	1/8/2026	12,421	12,297	12,297	1.0%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(24)	First lien senior secured loan	L + 5.25%	3/26/2026	48,030	47,225	47,789	3.6%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	3/26/2025	455	427	445	—%
				80,421	79,469	81,353	6.3%

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

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,336	3,309	3,028	0.2%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 4.50%	6/28/2021	180	177	142	—%
Sonny's Enterprises LLC(6)(24)	First lien senior secured loan	L + 7.00%	8/5/2026	37,311	36,602	36,751	2.9%
Sonny's Enterprises LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	8/5/2025	—	(48)	(39)	—%
				102,626	99,635	99,456	7.7%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	5,209	5,186	4,714	0.4%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(24)	First lien senior secured loan	L + 6.25%	5/14/2026	8,039	7,948	7,958	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	5/14/2025	—	(5)	(6)	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(24)	First lien senior secured loan	L + 6.50%	12/20/2024	28,133	27,558	27,852	2.2%
				41,381	40,687	40,518	3.2%
Professional services
AmSpec Services Inc.(8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,962	18,737	18,536	1.4%
AmSpec Services Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.75%	7/2/2024	—	(25)	(55)	—%
Cardinal US Holdings, Inc.(8)(21)(24)	First lien senior secured loan	L + 5.00%	7/31/2023	30,721	30,464	30,567	2.4%
DMT Solutions Global Corporation(8)(24)	First lien senior secured loan	L + 7.50%	7/2/2024	9,185	8,948	8,817	0.7%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(21)(24)	First lien senior secured loan	L + 7.00%	6/15/2025	26,292	25,938	25,833	2.0%
GC Agile Holdings Limited (dba Apex Fund Services)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 7.00%	6/15/2023	573	546	543	—%
Gerson Lehrman Group, Inc.(8)(24)	First lien senior secured loan	L + 4.75%	12/12/2024	7,481	7,429	7,481	0.6%
Gerson Lehrman Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.75%	12/12/2024	—	(13)	—	—%
				93,214	92,024	91,722	7.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Specialty retail
BIG Buyer, LLC(9)(23)(24)	First lien senior secured loan	L + 6.50%	11/20/2023	16,651	16,413	16,318	1.3%
BIG Buyer, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	2/28/2021	—	(24)	(5)	—%
BIG Buyer, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	11/20/2023	583	560	558	—%
EW Holdco, LLC (dba European Wax)(6)(24)	First lien senior secured loan	L + 5.50%	9/25/2024	31,946	31,690	30,348	2.4%
Galls, LLC(8)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,158	16,996	16,471	1.3%
Galls, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 0.50% PIK)	1/31/2024	1,616	1,588	1,479	0.1%
				67,954	67,223	65,169	5.1%
Telecommunications
DB Datacenter Holdings Inc.(6)(24)	Second lien senior secured loan	L + 8.00%	4/3/2025	6,773	6,703	6,739	0.5%
Park Place Technologies, LLC(6)(23)(24)	First lien senior secured loan	L + 5.00%	11/10/2027	2,500	2,402	2,400	0.2%
				9,273	9,105	9,139	0.7%
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,903	40,298	40,596	3.2%
Lazer Spot G B Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(107)	(57)	—%
Lytx, Inc.(6)(24)	First lien senior secured loan	L + 6.00%	2/28/2026	17,871	17,634	17,558	1.4%
Lytx, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	2/28/2022	1,554	1,508	1,445	0.1%
Motus, LLC and Runzheimer International LLC(8)(19)(24)	First lien senior secured loan	L + 6.36%	1/17/2024	6,489	6,396	6,489	0.5%
				66,817	65,729	66,031	5.2%
Total non-controlled/non-affiliated portfolio company debt investments				$2,133,972	$2,100,788	$2,084,272	162.0%
Equity Investments
Business Services
Hercules Buyer LLC (dba The Vincit Group)(23)(24)(27)(32)	Common Units	N/A	N/A	350,000	350	350	—%
					350	350	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Food and beverage
CM7 Restaurant Holdings, LLC(23)(24)(27)	LLC Interest	N/A	N/A	54	54	54	—%
H-Food Holdings, LLC(23)(24)(27)	LLC Interest	N/A	N/A	1,625	1,625	1,667	0.1%
					1,679	1,721	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(24)(27)	LP Interest	N/A	N/A	4,701	4,701	4,701	0.4%
					4,701	4,701	0.4
Healthcare providers and services
Restore OMH Intermediate Holdings, Inc.(23)(24)(27)	Senior Preferred Stock	N/A	N/A	305	2,955	2,954	0.2%
					2,955	2,954	0.2%
Insurance
Norvax, LLC (dba GoHealth)(23)(24)(25)(27)	Common Stock	N/A	N/A	319,885	1,626	4,283	0.3%
					1,626	4,283	0.3%
Manufacturing
Gloves Holdings, LP(23)(24)(27)	LP Interest	N/A	N/A	700	700	700	0.1%
Windows Entities(21)(23)(24)(27)(28)(33)	LLC Interest	N/A	N/A	10,607	19,499	24,180	1.9%
					20,199	24,880	2.0%
Total non-controlled/non-affiliated portfolio company equity investments					$31,510	$38,889	3.0%
Total non-controlled/non-affiliated portfolio company investments					$2,132,298	$2,123,161	165.0%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(8)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,082	6,081	0.5%
Swipe Acquisition Corporation (dba PLI)(8)(16)(18)(23)(24)(31)	First lien senior secured delayed draw term loan	L + 8.00%	12/31/2021	331	331	279	—%
Swipe Acquisition Corporation (dba PLI)(16)(23)(24)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				6,536	6,413	6,360	0.5%
Total non-controlled/affiliated portfolio company debt investments				$6,536	$6,413	$6,360	0.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(23)(24)(27)(31)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.5%
					5,952	5,952	0.5%
Total non-controlled/affiliated portfolio company equity investments					$5,952	$5,952	0.5%
Total non-controlled/affiliated portfolio company investments					$12,365	$12,312	1.0%
Total Investments					$2,144,663	$2,135,473	166.0%

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$22,231	$20,569	$63,724	$61,643
Net change in unrealized gain (loss)	1,678	22,232	26,081	(29,952)
Net realized gain (loss)	2,096	465	(2,299)	575
Net Increase (Decrease) in Net Assets Resulting from Operations	26,005	43,266	87,506	32,266
Distributions
Distributions declared from earnings(1)	(22,893)	(22,279)	(68,336)	(64,507)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(22,893)	(22,279)	(68,336)	(64,507)
Capital Share Transactions
Issuance of shares of common stock	—	56,892	71,775	262,031
Reinvestment of shareholders' distributions	10,460	13,918	31,158	31,849
Repurchased shares	(11,912)	(15,786)	(48,946)	(33,086)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(1,452)	55,024	53,987	260,794
Total Increase (Decrease) in Net Assets	1,660	76,011	73,157	228,553
Net Assets, at beginning of period	1,357,801	1,109,821	1,286,304	957,279
Net Assets, at end of period	$1,359,461	$1,185,832	$1,359,461	$1,185,832

________________

(1)
For the three and nine months ended September 30, 2021 and 2020, distributions declared from earnings were derived from net investment income.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$87,506	$32,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(963,280)	(604,264)
Proceeds from investments and investment repayments, net	823,029	175,039
Net change in unrealized (gain) loss on investments	(30,639)	30,387
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,610	(523)
Net realized (gain) loss on investments	2,463	(692)
Net realized (gain) loss on foreign currency transactions relating to investments	(8)	1
Paid-in-kind interest	(6,585)	(4,948)
Net amortization of discount on investments	(9,842)	(5,429)
Amortization of debt issuance costs	1,861	4,536
Amortization of offering costs	1,106	2,001
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,562)	317
(Increase) decrease in receivable for investments sold	(61,632)	1,221
(Increase) decrease in prepaid expenses and other assets	809	(2,471)
Increase (decrease) in payable for investments purchased	3,053	26,537
Increase (decrease) in payables to affiliates	9,642	(2,292)
Increase (decrease) in accrued expenses and other liabilities	8,943	4,696
Net cash used in operating activities	(133,526)	(343,618)
Cash Flows from Financing Activities
Borrowings on debt	600,000	364,300
Repayments of debt	(371,000)	(216,300)
Debt issuance costs	4,196	(2,698)
Proceeds from issuance of common shares	71,775	257,991
Distributions paid to shareholders	(37,178)	(37,924)
Repurchased shares	(48,946)	(33,086)
Net cash provided by financing activities	218,847	332,283
Net increase (decrease) in cash, including foreign cash	85,321	(11,335)
Cash, including foreign cash, beginning of period	42,830	73,117
Cash, including foreign cash, end of period	$128,151	$61,782

Supplemental and Non-Cash Information
Interest paid during the period	$20,196	$18,631
Distributions declared during the period	$68,336	$64,507
Subscription receivable	$—	$4,040
Reinvestment of distributions during the period	$31,158	$31,849
Taxes, including excise tax, paid during the period	$1,341	$—

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or the occurrence of a liquidation event. For the three and nine months ended September 30, 2021, PIK interest and PIK dividend income earned was $2.7 million and $6.4 million, representing approximately 5.2% and less than 5% of investment income, respectively. For the three and nine months ended September 30, 2020, PIK interest earned was $1.4 million and $3.4 million, each representing less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws,

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

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

Note 3. Agreements and Related Party Transactions

As of September 30, 2021, the Company had payables to affiliates of $19.4 million, primarily comprised of $8.9 million of management fees, $6.8 million of accrued performance based incentive fees and $2.2 million in obligations to repay expense support from the Adviser pursuant to the Investment Advisory Agreement and costs and expenses reimbursable to the Adviser pursuant to the Administration Agreement.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $0.4 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2020, the Company incurred expenses of approximately $0.4 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

For the three and nine months ended September 30, 2021, the Company incurred management fees of approximately $8.9 million and $25.8 million, respectively. For the three and nine months ended September 30, 2020, the Company incurred management fees (net of waivers, if any) of approximately $6.7 million and $18.8 million, respectively.

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

For the three and nine months ended September 30, 2021, the Company incurred net investment income based incentive fees of $5.3 million and $13.9 million, respectively. For the three and nine months ended September 30, 2020, the Company incurred net investment income based incentive fees (net of waivers, if any) of $0.1 million and $2.3 million, respectively.

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

For the three and nine months ended September 30, 2021, the Company accrued capital gains based incentive fees of $0.7 million and $1.5 million, respectively. For the three months ended September 30, 2020, the Company did not incur capital gains based incentive fees (net of waivers, if any), and for the nine months ended September 30, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers, if any) of $124 thousand.

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

For the three and nine months ended September 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $36 thousand and $363 thousand, respectively. For the three and nine months ended September 30, 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.2 million and $1.4 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

As of September 30, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three and nine months ended September 30, 2021, the Company recorded obligations to repay Expenses Support from the Adviser of $2.2 million and $3.2 million, respectively. During the three and nine months ended September 30, 2020, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	December 31, 2023	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$4,267	$23,952

________________

(1)
The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly or monthly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of such date.
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

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,736,459	$1,735,590	$1,608,056	$1,595,836
Second-lien senior secured debt investments	452,430	456,408	492,311	487,614
Unsecured debt investments	34,414	33,871	6,834	7,182
Preferred equity investments(1)	36,116	36,693	2,955	2,954
Common equity investments(1)	39,467	56,186	34,507	41,887
Total Investments	$2,298,886	$2,318,748	$2,144,663	$2,135,473

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	3.4	2.8
Automotive	1.4	1.2
Buildings and real estate	4.7	4.9
Business services	3.8	5.3
Chemicals	4.5	2.9
Consumer products	4.6	3.8
Containers and packaging	1.3	1.9
Distribution	3.2	4.7
Education	1.8	3.2
Energy equipment and services	—	0.1
Financial services	6.4	2.1
Food and beverage	7.7	8.9
Healthcare equipment and services	3.9	2.9
Healthcare providers and services	7.4	5.6
Healthcare technology	3.4	4.2
Household products	1.8	1.4
Human resource support services	0.4	0.0 (1)
Infrastructure and environmental services	0.5	0.6
Insurance	8.3	8.8
Internet software and services	12.2	13.5
Leisure and entertainment	2.6	1.5
Manufacturing	6.8	5.8
Oil and gas	1.8	1.9
Professional services	2.0	4.3
Specialty retail	2.6	3.1
Telecommunications	—	0.4
Transportation	2.9	3.1
Total	100.0%	100.0%

________________

(1)
Fair value rounds to less than 0.1%.

The geographic composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
United States:
Midwest	18.1%	19.2%
Northeast	15.6	11.7
South	38.5	40.1
West	21.7	22.6
International	6.1	6.4 (1)
Total	100.0%	100.0%
________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of September 30, 2021 and December 31, 2020:

	Fair Value Hierarchy as of September 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,735,589	$1,735,590
Second-lien senior secured debt investments	—	—	456,408	456,408
Unsecured debt investments	—	—	33,871	33,871
Preferred equity investments	—	—	36,693	36,693
Common equity investments	1,142	—	55,044	56,186
Total Investments	$1,142	$1	$2,317,605	$2,318,748

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,435	$1,542,401	$1,595,836
Second-lien senior secured debt investments	—	15,369	472,245	487,614
Unsecured debt investments	—	—	7,182	7,182
Preferred equity investments(1)	—	—	2,954	2,954
Common equity investments(1)	—	4,283	37,604	41,887
Total Investments	$—	$73,087	$2,062,386	$2,135,473

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021 and 2020:

	As of and for the Three Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,693,163	$528,803	$33,973	$35,379	$48,590	$2,339,908
Purchases of investments, net	423,902	22,670	—	—	914	447,486
Payment-in-kind	940	—	1,257	678	28	2,903
Proceeds from investments, net	(388,270)	(95,834)	—	—	—	(484,104)
Net change in unrealized gain (loss) on investments	1,734	(424)	(1,372)	604	5,516	6,058
Net realized gain (loss) on investments	269	636	—	—	(4)	901
Net amortization of discount on investments	3,851	557	13	32	—	4,453
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,735,589	$456,408	$33,871	$36,693	$55,044	$2,317,605

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Nine Months Ended September 30, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,542,401	$472,245	$7,182	$2,954	$37,604	$2,062,386
Purchases of investments, net	743,420	135,015	26,027	31,848	5,404	941,714
Payment-in-kind	3,741	—	1,512	1,257	75	6,585
Proceeds from investments, net	(574,864)	(156,823)	—	—	—	(731,687)
Net change in unrealized gain (loss) on investments	12,421	8,849	(891)	578	12,017	32,974
Net realized gain (loss) on investments	418	(4,685)	—	—	(58)	(4,325)
Net amortization of discount on investments	7,927	1,807	41	56	2	9,833
Transfers into (out of) Level 3(1)	125	—	—	—	—	125
Fair value, end of period	$1,735,589	$456,408	$33,871	$36,693	$55,044	$2,317,605

________________

(1)
Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2021, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,281,574	$282,504	$495	$—	$22,813	$1,587,386
Purchases of investments, net	125,111	54,707	5,518	—	—	185,336
Payment-in-kind	2,934	—	—	—	—	2,934
Proceeds from investments, net	(35,746)	—	—	—	—	(35,746)
Net change in unrealized gain (loss)	10,560	6,525	(159)	—	2,019	18,945
Net realized gains (losses)	2	—	—	—	—	2
Net amortization of discount on investments	1,337	139	1	—	—	1,477
Transfers into (out of) Level 3(1)	—	—	—	—	(2,273)	(2,273)
Fair value, end of period	$1,385,772	$343,875	$5,855	$—	$22,559	$1,758,061

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2020, transfers out of Level 3 to Level 2 were as a result of changes in the observability of significant inputs for certain portfolio companies.
(2)
As of and for the three months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Nine Months Ended September 30, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,139,947	$238,081	$—	$—	$1,710	$1,379,738
Purchases of investments, net	404,661	117,489	6,013	—	19,127	547,290
Payment-in-kind	4,948	—	—	—	—	4,948
Proceeds from investments, net	(142,139)	(5,200)	—	—	—	(147,339)
Net change in unrealized gain (loss) on investments	(25,721)	(6,958)	(159)	—	1,722	(31,116)
Net realized gain (loss) on investments	52	—	—	—	—	52
Net amortization of discount on investments	4,024	463	1	—	—	4,488
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,385,772	$343,875	$5,855	$—	$22,559	$1,758,061

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
(2)
As of and for the nine months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2020 on Investments Held at September 30, 2020(1)
First-lien senior secured debt investments	$3,218	$10,560
Second-lien senior secured debt investments	270	6,525
Unsecured debt investments	(1,372)	(159)
Preferred equity investments	604	—
Common equity investments	5,511	2,019
Total Investments	$8,231	$18,945

________________

(1)
For the three months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2020 on Investments Held at September 30, 2020(1)
First-lien senior secured debt investments	$12,026	$(25,965)
Second-lien senior secured debt investments	4,543	(6,948)
Unsecured debt investments	(890)	(159)
Preferred equity investments	578	—
Common equity investments	12,021	1,722
Total Investments	$28,278	$(31,350)

________________

(1)
For the nine months ended September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,402,231	Yield Analysis	Market Yield	5.1% - 19.8% (8.4%)	Decrease
	333,358	Recent Transaction	Transaction Price	97.5% - 100.0% (99.0%)	Increase
Second-lien senior secured debt investments(1)	$400,391	Yield Analysis	Market Yield	7.5% - 12.0% (9.3%)	Decrease
	17,371	Recent Transaction	Transaction Price	99.0% - 99.5% (99.3%)	Increase
	4,242	Collateral Analysis	Recovery Rate	37.8% - 37.8% (37.8%)	Increase
Unsecured debt investments(2)	$818	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
	32,435	Yield Analysis	Market Yield	6.9% - 9.0% (8.6%)	Decrease
Preferred equity investments	$36,045	Yield Analysis	Market Yield	11.4% - 14.5% (11.7%)	Decrease
	648	Market Approach	EBITDA Multiple	8.9x - 8.9x (8.9x)	Increase
Common equity investments	$53,493	Market Approach	EBITDA Multiple	3.7x - 25.3x (6.7x)	Increase
	1,394	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	157	Market Approach	Transaction Price	$208.84 - $208.84 ($208.84)	Increase

________________

(1)
Excludes Level 3 second-lien investments with an aggregate fair value amounting to $34,404, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $618, which the Company valued using indicative bid prices obtained from brokers.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2020
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$159,123	Recent Transaction	Transaction Price	96.0% - 99.0% (98.5%)	Increase
	1,383,278	Yield Analysis	Market Yield	4.9% - 19.8% (8.7%)	Decrease
Second-lien senior secured debt investments(1)	$111,075	Recent Transaction	Transaction Price	97.5% - 99.5% (98.7%)	Increase
	347,141	Yield Analysis	Market Yield	5.2% - 18.0% (9.7%)	Decrease
	5,746	Collateral Analysis	Recovery Rate	52.0% - 52.0% (52.0%)	Increase
Unsecured debt investments	$6,365	Yield Analysis	Market Yield	8.1% - 9.3% (8.2%)	Decrease
	817	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
Preferred equity investments(2)	$2,954	Recent Transaction	Transaction Price	97.0% - 97.0% (97.0%)	Increase
Common equity investments(2)	$31,853	Market Approach	EBITDA Multiple	3.5x - 11.8x (4.4x)	Increase
	5,751	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$399,297	$399,297	$363,312	$363,312
SPV Asset Facility II	282,083	282,083	187,859	187,859
2024 Notes	450,321	481,500	345,450	372,750
Total Debt	$1,131,701	$1,162,880	$896,621	$923,921

________________

(1)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.9 million, $2.9 million and $(0.3) million, respectively.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Level 1	$—	$—
Level 2	481,500	—
Level 3	681,380	923,921
Total Debt	$1,162,880	$923,921

Financial Instruments Not Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 218% and 242% as of September 30, 2021 and December 31, 2020, respectively.

Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal(3)	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$400,170	$29,634	$399,297
SPV Asset Facility II	325,000	285,000	40,000	282,083
2024 Notes	450,000	450,000	—	450,321
Total Debt	$1,275,000	$1,135,170	$69,634	$1,131,701

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.9 million, $2.9 million and $(0.3) million, respectively.
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

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$10,140	$6,135	$26,979	$22,062
Amortization of debt issuance costs	498	630	1,861	4,536
Total Interest Expense	$10,638	$6,765	$28,840	$26,598
Average interest rate	3.4%	3.6%	3.4%	4.0%
Average daily borrowings	$1,121,033	$616,963	$1,010,520	$606,360

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

SPV Asset Facility I

On December 1, 2017 (the “SPV Asset Facility I Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian. From time to time, the parties to the SPV Asset Facility I have amended the SPV Asset Facility I and the related transaction documents.

The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 1 to the Second Amended and Restated Credit Agreement, entered into on July 13, 2021, by the parties to the SPV Asset Facility I.

From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2022 (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.

The SPV Asset Facility I will mature on November 30, 2023. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month LIBOR rate loans. If LIBOR ceases to exist, a waterfall of replacement rates will apply to SPV Asset Facility I, unless the Company, the Administrative Agent and the lenders negotiate a different replacement rate. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay the debts of the Company.

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

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Alera Group, Inc.	First lien senior secured delayed draw term loan	2,766	—
Amspec Services Inc.	First lien senior secured revolving loan	2,092	2,463
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	870	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	911
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	1,440	—
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	591	—
Associations, Inc.	First lien senior secured delayed draw term loan	—	75
Associations, Inc.	First lien senior secured delayed draw term loan A	1,857	—
Associations, Inc.	First lien senior secured delayed draw term loan B	4,550	—
Associations, Inc.	First lien senior secured delayed draw term loan C	4,550	—
Associations, Inc.	First lien senior secured revolving loan	6,146	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BIG Buyer, LLC	First lien senior secured delayed draw term loan	4,131	—
BIG Buyer, LLC	First lien senior secured revolving loan	1,250	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	2,034
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	59	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	293	—
ConnectWise, LLC	First lien senior secured revolving loan	—	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	185	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	617	—
Diamondback Acquisition, Inc.	First lien senior secured delayed draw term loan	166	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	509	1,017
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	326	276
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Gainsight, Inc.	First lien senior secured revolving loan	872	—
Galls, LLC	First lien senior secured revolving loan	3,432	1,826
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	1,146

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Global Music Rights, LLC	First lien senior secured revolving loan	83	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	2,752	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	587	—
Granicus, Inc.	First lien senior secured revolving loan	—	345
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,430	2,187
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	1,337
Hometown Food Company	First lien senior secured revolving loan	408	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,090	1,072
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	3,097	3,522
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,328	4,953
Instructure, Inc.	First lien senior secured revolving loan	1,851	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,225	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,066	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	1,155
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	—
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	3,132	4,697
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured delayed draw term loan	2,546	—
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured revolving loan	1,786	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	—
MINDBODY, Inc.	First lien senior secured delayed draw term loan	1,416	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	5,580
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,288	1,073
Nelipak Holding Company	First lien senior secured revolving loan	914	906
Nelipak Holding Company	First lien senior secured revolving loan	512	352
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,386	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	800	2,353
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,931	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	3,041	2,311
Pluralsight, LLC	First lien senior secured revolving loan	1,294	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	839	3,931
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	948	1,029
Relativity ODA LLC	First lien senior secured revolving loan	1,480	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	833	493
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,434	2,289

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	99	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	822	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,675	515
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	289	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	1,000	2,500
Velocity HoldCo III Inc	First lien senior secured revolving loan	368	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	1,023	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,113	1,534
Total Unfunded Portfolio Company Commitments		$176,411	$124,057

As of September 30, 2021, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.3 million for the period from October 15, 2015 (Inception) to September 30, 2021, of which $12.3 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	6,542,945	$57,423
Reinvestment of distributions	1,166,373	10,460	1,600,689	13,918
Repurchased Shares	(1,323,510)	(11,912)	(1,797,979)	(15,786)
Total shares/gross proceeds	(157,137)	(1,452)	6,345,655	55,555
Sales load	—	—	—	(531)
Total shares/net proceeds	(157,137)	$(1,452)	6,345,655	$55,024

The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,298	29,774,883	$265,184
Reinvestment of distributions	3,481,649	31,158	3,667,408	31,849
Repurchased Shares	(5,451,659)	(48,946)	(3,860,624)	(33,086)
Total shares/gross proceeds	6,080,288	55,510	29,581,667	263,947
Sales load	—	(1,523)	—	(3,153)
Total shares/net proceeds	6,080,288	$53,987	29,581,667	$260,794

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Subsequent to April 30, 2021, the Company calculated the price per share that shares issued pursuant to the dividend reinvestment plan will be issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00

Distributions

The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock for the three months ended September 30, 2021, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
Total	$0.45	$68,336

The following table presents cash distributions per share that were declared during the nine months ended September 30, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
Total	$0.51	$64,507

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

Through September 30, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.42	$63,724	93.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.03	4,612	6.7
Total	$0.45	$68,336	100.0%

	Nine Months Ended September 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.49	$61,643	95.6%
Net realized gain (loss) on investments(1)	—	575	0.9
Distributions in excess of net investment income	0.02	2,289	3.5
Total	$0.51	$64,507	100.0%

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations	$26,005	$43,266	$87,506	$32,266
Weighted average shares of common stock outstanding—basic and diluted	152,099,140	133,227,122	151,367,919	125,863,005
Earnings per common share-basic and diluted	$0.17	$0.32	$0.58	$0.26

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

For the three and nine months ended September 30, 2021, the Company recorded U.S. federal income tax expense/(benefit) of $0.6 million and $1.1 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.1 million over the same periods. For the three and nine months ended September 30, 2020 the Company did not record expenses for U.S. federal excise tax.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2021, the Company recorded net tax expenses of approximately $0.6 million and $1.0 million, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2020, the Company did not record a net tax expense for taxable subsidiaries.

The Company recorded a net deferred tax liability of $3.6 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, at beginning of period	$8.84	$9.03
Results of operations:
Net investment income(1)	0.42	0.49
Net realized and unrealized gain (loss)(5)	0.16	(0.27)
Net increase (decrease) in net assets resulting from operations	0.58	0.22
Shareholder distributions:
Distributions from net investment income(2)	(0.42)	(0.49)
Distributions from net realized gains(2)	—	— (8)
Distributions in excess of net investment income(2)	(0.03)	(0.02)
Net increase (decrease) in net assets from shareholders' distributions	(0.45)	(0.51)
Capital share transactions:
Issuance of common stock above net asset value	—	— (8)
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.97	$8.74

Total Return(3)(6)	6.0%	2.8%

Ratios
Ratio of net expenses to average net assets(4)(7)	8.0%	4.9%
Ratio of net investment income to average net assets(7)	6.4%	7.7%
Portfolio turnover rate	34.8%	8.0%

Supplemental Data
Weighted-average shares outstanding	151,367,919	125,863,005
Shares outstanding, end of period	151,528,515	135,616,457
Net assets, end of period	$1,359,461	$1,185,832

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
(4)
Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2021 and 2020, the total operating expenses to average net assets were 7.8% and 6.9%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 12. Subsequent Events

On October 27, 2021, the Company determined that shares issued pursuant to the Company's distribution reinvestment plan will be issued at a price of $8.96 per share.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser began a return to in-office work plan across all of its offices.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

We have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2021, our Adviser and its affiliates have originated $43.6 billion aggregate principal amount of investments, of which $40.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

As of September 30, 2021, our average investment size in each of our portfolio companies was approximately $19.0 million based on fair value. As of September 30, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 87.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $546 million and weighted average annual EBITDA of $127 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2021, 99.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2021, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.

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

Market Trends

We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors.

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

Portfolio and Investment Activity

As of September 30, 2021, based on fair value, our portfolio consisted of 74.9% first lien senior secured debt investments (of which 45% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 19.6% second-lien senior secured debt investments, 1.5% unsecured investments, 1.6% preferred equity investments and 2.4% common equity investments.

As of September 30, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.8% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.8% and 7.9%, respectively(1).

As of September 30, 2021, we had investments in 122 portfolio companies with an aggregate fair value of $2.3 billion. As of September 30, 2021, we had net leverage of 0.74x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets and the current low interest rate environment, has led to increased originations and an active pipeline of investment opportunities.

________________

(1)
Refer to page 89, footnote (1), for more information on our calculation of weighted average yields.

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended September 30,
	2021	2020
New investment commitments
Gross originations	$526,387	$205,828
Less: Sell downs	(85,778)	(16,596)
Total new investment commitments	$440,609	$189,232
Principal amount of investments funded:
First-lien senior secured debt investments	$355,478	$98,455
Second-lien senior secured debt investments	19,800	55,262
Unsecured debt investments	—	5,432
Preferred equity investments(3)	—	—
Common equity investments(3)	1,431	—
Total principal amount of investments funded	$376,709	$159,149
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(338,822)	$(4,190)
Second-lien senior secured debt investments	(108,896)	(985)
Unsecured debt investments	—	—
Preferred equity investments(3)	—	—
Common equity investments(3)	—	(193)
Total principal amount of investments sold or repaid	$(447,718)	$(5,368)
Number of new investment commitments in new portfolio companies(1)	21	9
Average new investment commitment amount	$17,407	$20,081
Weighted average term for new investment commitments (in years)	5.8	5.9
Percentage of new debt investment commitments at floating rates	100.0%	97.6%
Percentage of new debt investment commitments at fixed rates	0.0%	2.4%
Weighted average interest rate of new investment commitments(2)	7.2%	7.9%
Weighted average spread over LIBOR of new floating rate investment commitments	6.3%	7.0%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% and 0.23% as of September 30, 2021 and 2020, respectively.
(3)
As of September 30, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,736,459	$1,735,590	(1)	$1,608,056	$1,595,836	(2)
Second-lien senior secured debt investments	452,430	456,408		492,311	487,614
Unsecured debt investments	34,414	33,871		6,834	7,182
Preferred equity investments(3)	36,116	36,693		2,955	2,954
Common equity investments(3)	39,467	56,186		34,507	41,887
Total Investments	$2,298,886	$2,318,748		$2,144,663	$2,135,473

________________

(1)
45% of which we consider unitranche loans.
(2)
36% of which we consider unitranche loans.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	3.4	2.8
Automotive	1.4	1.2
Buildings and real estate	4.7	4.9
Business services	3.8	5.3
Chemicals	4.5	2.9
Consumer products	4.6	3.8
Containers and packaging	1.3	1.9
Distribution	3.2	4.7
Education	1.8	3.2
Energy equipment and services	—	0.1
Financial services	6.4	2.1
Food and beverage	7.7	8.9
Healthcare equipment and services	3.9	2.9
Healthcare providers and services	7.4	5.6
Healthcare technology	3.4	4.2
Household products	1.8	1.4
Human resource support services	0.4	0.0 (1)
Infrastructure and environmental services	0.5	0.6
Insurance	8.3	8.8
Internet software and services	12.2	13.5
Leisure and entertainment	2.6	1.5
Manufacturing	6.8	5.8
Oil and gas	1.8	1.9
Professional services	2.0	4.3
Specialty retail	2.6	3.1
Telecommunications	—	0.4
Transportation	2.9	3.1
Total	100.0%	100.0%

________________

(1)
Fair value rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
United States:
Midwest	18.1%	19.2%
Northeast	15.6	11.7
South	38.5	40.1
West	21.7	22.6
International	6.1	6.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

The weighted average yields and interest rates of our investments at fair value as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of portfolio(1)	7.8%	7.6%
Weighted average total yield of accruing debt and income producing securities(1)	7.8%	7.7%
Weighted average interest rate of accruing debt securities	7.4%	7.3%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.4%

________________

(1)
For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the interest or dividend income is annualized. Prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by (b) the ending fair value. Prior to September 30, 2021, weighted average total yield of the portfolio at fair value was 7.9% for the period ended December 31, 2020. Prior to September 30, 2021, weighted average total yield of accruing debt and income producing securities at fair value was 8.0% for the period ended December 31, 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$333,267	14.4%	$240,885	11.3%
2	1,817,451	78.3	1,726,916	80.8
3	163,682	7.1	129,468	6.1
4	4,348	0.2	38,204	1.8
5	—	—	—	—
Total	$2,318,748	100.0%	$2,135,473	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,218,583	99.8%	$2,097,105	99.5%
Non-accrual	4,720	0.2	10,096	0.5
Total	$2,223,303	100.0%	$2,107,201	100.0%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Total Investment Income	$52,878	$33,513	$144,159	$101,385
Less: Net Operating Expenses	30,020	12,944	79,377	39,742
Net Investment Income (Loss) Before Taxes	22,858	20,569	64,782	61,643
Less: Income tax expense (benefit), including excise tax expense (benefit)	627	—	1,058	—
Net Investment Income (Loss) After Taxes	22,231	20,569	63,724	61,643
Net realized gain (loss)	2,096	465	(2,299)	575
Net change in unrealized gain (loss)	1,678	22,232	26,081	(29,952)
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,005	$43,266	$87,506	$32,266

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest income from investments	$48,500	$32,195	$136,218	$98,591
Dividend income	3,043	896	5,624	1,203
Other income	1,335	422	2,317	1,591
Total investment income	$52,878	$33,513	$144,159	$101,385

For the Three Months Ended September 30, 2021 and 2020

Investment income increased to $52.9 million for the three months ended September 30, 2021 from $33.5 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $1.9 billion as of September 30, 2020 to $2.3 billion as of September 30, 2021. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to $2.3 million from $0.9 million for the three months ended September 30, 2021 and 2020, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity increased, to $3.5 million from $2 thousand, for the three months ended September 30, 2021 and 2020, respectively, and was driven in part by an increase in unscheduled paydowns. For the three months ended September 30, 2021 and 2020, PIK income represented 5.2% and less than 5% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Nine Months Ended September 30, 2021 and 2020

Investment income increased to $144.2 million for the nine months ended September 30, 2021 from $101.4 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $1.9 billion as of September 30, 2020 to $2.3 billion as of September 30, 2021. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to $4.3 million from $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity increased to $7.4 million from $2.2 million, for the nine months ended September 30, 2021 and 2020, respectively, and was driven in part by an increase in unscheduled paydowns. For both the nine months ended September 30, 2021 and 2020, PIK income represented less than 5% of investment income. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Offering costs	$36	$563	$1,106	$2,001
Interest expense	10,638	6,765	28,840	26,598
Management fee	8,890	6,692	25,786	19,325
Performance based incentive fees	5,975	150	15,389	2,178
Professional fees	1,166	1,043	3,521	2,957
Directors' fees	254	206	832	714
Other general and administrative	847	604	2,136	1,935
Total operating expenses	$27,806	$16,023	$77,610	$55,708
Management and incentive fees waived	—	—	—	(506)
Expense Support	—	(3,079)	(1,449)	(15,460)
Recoupment of expense support	2,214	—	3,216	—
Net operating expenses	$30,020	$12,944	$79,377	$39,742

For the Three Months Ended September 30, 2021 and 2020

Net operating expenses increased to $30.0 million for the three months ended September 30, 2021 from $12.9 million for the same period ended September 30, 2020 primarily due to a decrease in expense support and increases in performance based incentive fees, management fees, recoupment of expense support and interest expense. The increase in interest expense of $3.9 million was driven by an increase in average daily borrowings to $1.1 billion from $0.6 million period over period, partially offset by a decrease in the weighted average cost of debt from 3.6% to 3.4%. The increase in management fees (gross of waivers, if any) of $2.2 million is due to an increase in gross assets driven by an increase in investments. The increase in performance based incentive fees (gross of waivers, if any) of $5.8 million is due to an increase in pre-incentive fee net investment income and unrealized gains on our investments. The decrease in expense support of $3.1 million and increase in recoupment of expense support of $2.2 million are due to an increase in undistributed net investment income and a decrease in distribution per share.

For the Nine Months Ended September 30, 2021 and 2020

Net operating expenses increased to $79.4 million for the nine months ended September 30, 2021 from $39.7 million for the same period ended September 30, 2020 primarily due to a decrease in expense support and increases in performance based incentive fees, management fees, recoupment of expense support and interest expense. The increase in interest expense of $2.2 million was driven by an increase in average daily borrowings to $1.0 billion from $0.6 billion, partially offset by the acceleration of $2.3 million in loan origination costs associated with the downsize of SPV Asset Facility I during the nine months ended September 30, 2020 and a decrease in the weighted average cost of debt from 4.0% to 3.4% period over period. The increase in management fees (gross of waivers, if any) of $6.5 million is due to an increase in gross assets driven by an increase in investments. The increase in performance based incentive fees (gross of waivers, if any) of $13.2 million is due to an increase in pre-incentive fee net investment income and unrealized gains on our investments. The decrease in expense support of $14.0 million and increase in recoupment of expense support of $3.2 million are due to an increase in undistributed net investment income and a decrease in distribution per share.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net change in unrealized gain on investments	$13,304	$28,528	$41,136	$12,747
Net change in unrealized loss on investments	(8,919)	(6,800)	(10,497)	(43,230)
Income tax (provision) benefit	(1,461)	—	(2,869)	—
Translation of assets and liabilities in foreign currencies	(1,246)	504	(1,689)	531
Net change in unrealized gain (loss)	$1,678	$22,232	$26,081	$(29,952)

For the Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the net unrealized gain was primarily driven by net appreciation on investments still held at September 30, 2021 of $6.9 million, which was partially offset by the reversal of prior period unrealized gains of $2.5 million related to sales and repayments.

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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$5,495
Aviation Solutions Midco, LLC (dba STS Aviation)	740
Innovative Water Care Global Corporation	673
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	592
EW Holdco, LLC (dba European Wax)	491
Remaining portfolio companies	1,280
Norvax, LLC (dba GoHealth)	(1,432)
CD&R Smokey Buyer (fka Radio Systems)	(1,330)
Walker Edison Furniture Company LLC	(884)
Associations, Inc.	(628)
Informatica LLC (fka Informatica Corporation)	(612)
Net unrealized gain (loss) on investments	$4,385

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

For the Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of September 30, 2021, the fair value of our debt investments as a percentage of principal was 98.4% as compared to 97.7% as of December 31, 2020.

For the nine months ended September 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. As of September 30, 2020, the fair value of our debt investments as a percentage of principal was 96.5% as compared to 98.2% as of December 31, 2019. The primary driver of our portfolio’s net unrealized loss for the nine months ended September 30, 2020 was due to current market conditions and credit spreads widening, the impact of which was primarily seen in the first quarter of 2020, but which subsequently improved in the second and third quarters of 2020 as the average fair value of the portfolio improved. See “COVID-19 Developments” for additional information.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2021 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$10,858
CIBT Global, Inc.	3,867
Innovative Water Care Global Corporation	2,770
EW Holdco, LLC (dba European Wax)	1,342
Aviation Solutions Midco, LLC (dba STS Aviation)	1,330
Entertainment Benefits Group, LLC	1,085
Blackhawk Network Holdings, Inc.	1,067
Remaining portfolio companies	13,889
Norvax, LLC (dba GoHealth)	(3,127)
CD&R Smokey Buyer (fka Radio Systems)	(1,313)
Ardonagh Midco 2 PLC	(1,129)
Net unrealized gain (loss) on investments	$30,639

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

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net realized gain (loss) on investments	$2,104	$570	$(2,463)	$692
Net realized gain (loss) on foreign currency transactions	(8)	(105)	164	(117)
Net realized gain (loss)	$2,096	$465	$(2,299)	$575

Realized Gross Internal Rate of Return

Since we began investing in 2017 through September 30, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.7% (based on total capital invested of $1.1 billion and total proceeds from these exited investments of $1.2 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2021 and December 31, 2020, our asset coverage ratios were 218% and 242%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2021, we had $128.2 million in cash. During the nine months ended September 30, 2021, we used $133.5 million in cash for operating activities, primarily as a result of funding portfolio investments of $963.3 million, partially offset by sell downs and repayments of portfolio investments of $823.0 million, and other operating activity of $6.8 million. Lastly, cash provided by financing activities was $218.8 million during the period, which was the result of proceeds from the issuance of shares of $71.8 million, premium on debt issuance costs of $4.2 million and net borrowings on our credit facilities of $229.0 million, partially offset by distributions paid of $37.2 million and repurchased shares of $49.0 million.

As of September 30, 2020, we had $61.8 million in cash. During the nine months ended September 30, 2020, we used $343.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $604.3 million, partially offset by selldowns and repayments of portfolio investments of $175.0 million, and other operating activity of $85.7 million. Lastly, cash provided by financing activities was $332.3 million during the period, which was the result of proceeds from net borrowings on our credit facilities of $148.0 million and proceeds from the issuance of shares of $258.0 million, partially offset by distributions paid of $37.9 million, debt issuance costs of $2.7 million and repurchased shares of $33.1 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	6,542,945	$57,423
Reinvestment of distributions	1,166,373	10,460	1,600,689	13,918
Repurchased Shares	(1,323,510)	(11,912)	(1,797,979)	(15,786)
Total shares/gross proceeds	(157,137)	(1,452)	6,345,655	55,555
Sales load	—	—	—	(531)
Total shares/net proceeds	(157,137)	$(1,452)	6,345,655	$55,024

The following table summarizes transactions with respect to shares of our common stock during the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,298	29,774,883	$265,184
Reinvestment of distributions	3,481,649	31,158	3,667,408	31,849
Repurchased Shares	(5,451,659)	(48,946)	(3,860,624)	(33,086)
Total shares/gross proceeds	6,080,288	55,510	29,581,667	263,947
Sales load	—	(1,523)	—	(3,153)
Total shares/net proceeds	6,080,288	$53,987	29,581,667	$260,794

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

Subsequent to April 30, 2021, we calculated the price per share that shares issued pursuant to the dividend reinvestment plan will be issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00

Distributions

Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock for the three months ended September 30, 2021, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
Total	$0.45	$68,336

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

Through September 30, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.42	$63,724	93.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.03	4,612	6.7
Total	$0.45	$68,336	100.0%

	Nine Months Ended September 30, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.49	$61,643	95.6%
Net realized gain (loss) on investments(1)	—	575	0.9
Distributions in excess of net investment income	0.02	2,289	3.5
Total	$0.51	$64,507	100.0%

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to September 30, 2021 was 38.3% (without upfront sales load) and 31.4% (with maximum upfront sales load). The following table presents cumulative total returns for the nine months ended September 30, 2021, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	6.0%	9.3%	7.7%	N/A	8.5%	38.3%	31.4%

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal(3)	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$400,170	$29,634	$399,297
SPV Asset Facility II	325,000	285,000	40,000	282,083
2024 Notes	450,000	450,000	—	450,321
Total Debt	$1,275,000	$1,135,170	$69,634	$1,131,701

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.9 million, $2.9 million and $(0.3) million, respectively.
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

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense	$10,140	$6,135	$26,979	$22,062
Amortization of debt issuance costs	498	630	1,861	4,536
Total Interest Expense	$10,638	$6,765	$28,840	$26,598
Average interest rate	3.4%	3.6%	3.4%	4.0%
Average daily borrowings	$1,121,033	$616,963	$1,010,520	$606,360

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021 and the fiscal years ended December 31, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
September 30, 2021 (unaudited)	$400.2	$2,185	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
September 30, 2021 (unaudited)	$285.0	$2,185	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
September 30, 2021 (unaudited)	$450.0	$2,185	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

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
(5)
Promissory Note expired on December 31, 2020.

SPV Asset Facility I

On December 1, 2017 (the “SPV Asset Facility I Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of us, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC and OR Lending II LLC, as Borrowers, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian. From time to time, the parties to the SPV Asset Facility I have amended the SPV Asset Facility I and the related transaction documents.

The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 1 to the Second Amended and Restated Credit Agreement, entered into on July 13, 2021, by the parties to the SPV Asset Facility I.

From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits

The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2022. (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.

The SPV Asset Facility I will mature on November 30, 2023. Amounts drawn bear interest at LIBOR plus a 2.25% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month LIBOR rate loans. If LIBOR ceases to exist, a waterfall of replacement rates will apply to SPV Asset Facility I, unless we , the Administrative Agent and the lenders negotiate a different replacement rate. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay our debts.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Alera Group, Inc.	First lien senior secured delayed draw term loan	2,766	—
Amspec Services Inc.	First lien senior secured revolving loan	2,092	2,463
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	870	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	911
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	1,440	—
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	591	—
Associations, Inc.	First lien senior secured delayed draw term loan	—	75
Associations, Inc.	First lien senior secured delayed draw term loan A	1,857	—
Associations, Inc.	First lien senior secured delayed draw term loan B	4,550	—
Associations, Inc.	First lien senior secured delayed draw term loan C	4,550	—
Associations, Inc.	First lien senior secured revolving loan	6,146	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	1,061
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	—

Portfolio Company	Investment	September 30, 2021	December 31, 2020
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BIG Buyer, LLC	First lien senior secured delayed draw term loan	4,131	—
BIG Buyer, LLC	First lien senior secured revolving loan	1,250	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	—
BP Veraison Holdings, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	2,034
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	59	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	293	—
ConnectWise, LLC	First lien senior secured revolving loan	—	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	185	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	617	—
Diamondback Acquisition, Inc.	First lien senior secured delayed draw term loan	166	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	509	1,017
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	326	276
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,459	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Gainsight, Inc.	First lien senior secured revolving loan	872	—
Galls, LLC	First lien senior secured revolving loan	3,432	1,826
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	1,146

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
Global Music Rights, LLC	First lien senior secured revolving loan	83	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	2,752	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	587	—
Granicus, Inc.	First lien senior secured revolving loan	—	345
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	2,430	2,187
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	1,337
Hometown Food Company	First lien senior secured revolving loan	408	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,090	1,072
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	3,097	3,522
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,328	4,953
Instructure, Inc.	First lien senior secured revolving loan	1,851	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,225	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	1,066	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	1,155
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	—
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	3,132	4,697
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688

Portfolio Company	Investment	September 30, 2021	December 31, 2020
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured delayed draw term loan	2,546	—
MHE Intermediate Holdings, LLC (dba OnPoint)	First lien senior secured revolving loan	1,786	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	—
MINDBODY, Inc.	First lien senior secured delayed draw term loan	1,416	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	5,580
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,288	1,073
Nelipak Holding Company	First lien senior secured revolving loan	914	906
Nelipak Holding Company	First lien senior secured revolving loan	512	352
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	85	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,386	2,728
Nutraceutical International Corporation	First lien senior secured revolving loan	800	2,353
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,931	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associated Insurance Services, LLC	First lien senior secured revolving loan	3,041	2,311
Pluralsight, LLC	First lien senior secured revolving loan	1,294	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	743	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	—
Reef Global, Inc. (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	839	3,931
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	948	1,029
Relativity ODA LLC	First lien senior secured revolving loan	1,480	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	426	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	833	493
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,434	2,289

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	99	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	822	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,675	515
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured delayed draw term loan	289	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	1,000	2,500
Velocity HoldCo III Inc	First lien senior secured revolving loan	368	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	1,023	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,113	1,534
Total Unfunded Portfolio Company Commitments		$176,411	$124,057

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2021, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.3 million for the period from October 15, 2015 (Inception) to September 30, 2021, of which $12.3 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of September 30, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$400,170	$—	$400,170	$—	$—
SPV Asset Facility II	285,000	—	—	—	285,000
2024 Notes	450,000	—	—	450,000	—
Total Contractual Obligations	$1,135,170	$—	$400,170	$450,000	$285,000

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest or dividends are not expected to be realized, the investment generating PIK interest or dividends will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2020. The 2018 through 2020 tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments

On October 27, 2021, we determined that shares issued pursuant to our distribution reinvestment plan will be issued at a price of $8.96 per share.

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

As of September 30, 2021, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.9%.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$50.7	$20.4	$30.3
Up 200 basis points	$28.2	$13.6	$14.6
Up 100 basis points	$5.8	$6.8	$(1.0)
Up 50 basis points	$1.1	$3.4	$(2.3)
Down 25 basis points	$(0.2)	$(0.9)	$0.7

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Reports for the fiscal quarters ended March 31, 2021 and June 30, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta variant, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic is continuing as of the date hereof, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 27, 2021	January 26, 2021	346,632	$8.90
February 24, 2021	February 23, 2021	351,810	$8.90
March 31, 2021	March 30, 2021	443,552	$8.95
April 28, 2021	April 27, 2021	357,839	$8.95
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510

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

10.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 13, 2021, by and among ORCC II Financing LLC and OR Lending II LLC, as borrowers, Goldman Sachs Bank USA, as administrative agent, Owl Rock Capital Corporation II, as services provider and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed July 16, 2021).

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

Owl Rock Capital Corporation II

Date: November 9, 2021	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer