Form 10-K
period 2021-12-31
Owl Rock Capital Corp II
filed 2022-03-04
CIK 1655887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

The aggregate market value of common stock held by non-affiliates as of June 30, 2021 has not been provided because there is no established market for the registrant’s shares of common stock.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 4, 2022, the registrant had 152,156,848 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of the “COVID-19” pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy including as a result of recent supply chain disruptions;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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

We are externally managed by Owl Rock Capital Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage the Adviser's investment team's extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, and $48.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 86.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $628 million and weighted average annual EBITDA of $142 million.

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

As of December 31, 2021, based on fair value, our portfolio consisted of 73.8% first lien debt investments, 20.0% second-lien debt investments, 1.4% unsecured investments, 2.0% preferred equity investments and 2.8% common equity investments. Approximately 99.1% of our debt investments based on fair value as of December 31, 2021 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2021, we had investments in 134 portfolio companies, with an average investment size in each of our portfolio companies of approximately $18.1 million based on fair value.

As of December 31, 2021, our portfolio was invested across 26 different industries. The largest industries in our portfolio as of December 31, 2021 were internet software and services and healthcare providers and services, which represented, as a percentage of our portfolio, 12.7% and 8.1%, respectively, based on fair value.

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

To achieve our investment objective, we will leverage Blue Owl's, and, in particular the Adviser’s investment team’s expertise, skill and network of business contacts. There are no assurances that we will achieve our investment objective.

From time to time, we may be exposed to significant market risk. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investment. See “ITEM 1A. Risk Factors.”

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). We have entered into two special purpose vehicle asset credit facilities (the “SPV Asset Facility I”, and the “SPV Asset Facility II”, respectively), and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which enter into credit agreements. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from credit agreements to finance the purchase of assets, including from us. In addition, we have issued unsecured notes maturing in 2024 (the “2024 Notes”) and in the future may issue additional unsecured notes. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio to finance our investment objectives. See “— Regulations as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS — Debt” for a discussion of the SPV Asset Facilities and the 2024 Notes.

The Adviser and Administrator – Owl Rock Capital Advisors LLC

Owl Rock Capital Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement” below.

The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is currently comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORDA, ORTA II and ORTA, the “Owl Rock Advisors”). The Owl Rock Advisors are indirect affiliates of Blue Owl and comprise the Owl Rock division of Blue Owl. As of December 31, 2021, the Owl Rock Advisors managed $39.2 billion in AUM. The Owl Rock Advisors focus on direct lending to middle market companies primarily in the United States under the following four investment strategies:

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

The diversified lending strategy is currently managed through four BDCs: the Company, Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation III (“ORCC III”), Owl Rock Core Income Corp. (“ORCIC”); and private funds (the "Diversified Lending Funds").

As of December 31, 2021, the Owl Rock Advisors have $25.8 billion of assets under management across these products.

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

The technology lending strategy is managed through three BDCs: Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Income Corp. ("ORTIC") and Owl Rock Technology Finance Corp. II ("ORTF II") and together with the Company, ORCC, ORCC III, ORCIC, ORTF and ORTIC, the “Owl Rock BDCs”).

As of December 31, 2021, the Owl Rock Advisors have $7.9 billion of assets under management across these products.

Strategy	Funds	Asset Under Management

First Lien Lending. The Owl Rock Advisers seek to realize significant current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.

	The first lien lending strategy is managed through private funds and separately managed accounts (the “First Lien Funds”).	As of December 31, 2021, the Owl Rock Advisors have $3.5 billion of assets under management across these products.

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

The opportunistic lending strategy is managed through private funds and separately managed accounts (the “Opportunistic Lending Funds” and together with the First Lien Funds and the Diversified Lending Funds, the “Owl Rock Private Funds”).

As of December 31, 2021, the Owl Rock Advisors have $2.0 billion of assets under management across these products.

We refer to the Owl Rock BDCs and the Owl Rock Private Funds, as the “Owl Rock Clients.” Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. In addition, Blue Owl has entered into a definitive purchase agreement to acquire Wellfleet Credit Partners ("Wellfleet") from affiliates of Littlejohn & Co., LLC. Wellfleet manages 16 collateralized loan obligation portfolios of broadly syndicated leveraged loans (the "Wellfleet CLOs"). Upon closing of the transaction, which is subject to closing conditions, Wellfleet will become part of the Owl Rock division of Blue Owl. The Wellfleet CLOs invest across credit strategies.

The Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

We, the Adviser and certain of its affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting the Adviser to certain conflicts of interest.”

The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest.”

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee each have an average of 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance and mergers and acquisitions. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of BDCs. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.

The Investment Team includes 85 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl and the combination of Owl Rock’s and Dyal Capital Partner’s relationships with the alternative asset management community the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may result in an increased pipeline of deal opportunities.

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

Since its inception in April 2016 through December 31, 2021, the Adviser and its affiliates have reviewed over 6,000 opportunities and have sourced potential investment opportunities from nearly 600 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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

Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and to invest in recession-resistant industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

Investment Process Overview

Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, management teams, financial intermediaries and advisers, investment bankers, private equity sponsors, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly and uniquely qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:

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

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the unanimous approval of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.

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

An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery.

Structure of Investments

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.

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

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:

•
First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans. As of December 31, 2021, 53% of our first lien debt was comprised of unitranche loans.
•
Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•
"Last out"/Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
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
•
Broadly Syndicated Loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.

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

Equity Investments.

Our investment in a portfolio company may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer.

Investment Portfolio

As of December 31, 2021 and 2020, we had made investments with an aggregate fair value of $2.4 billion and $2.1 billion, respectively, in 134 and 115 portfolio companies, respectively. Investments consisted of the following at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$1,785,730	$1,784,326	$(1,404)	$1,608,056	$1,595,836	$(12,220)
Second-lien senior secured debt investments	482,323	484,500	2,177	492,311	487,614	(4,697)
Unsecured debt investments	34,524	34,133	(391)	6,834	7,182	348
Preferred equity investments	48,397	49,313	916	2,955	2,954	(1)
Common equity investments	50,226	67,256	17,030	34,507	41,887	7,380
Total Investments	$2,401,200	$2,419,528	$18,328	$2,144,663	$2,135,473	$(9,190)

As of December 31, 2021 and 2020, we had outstanding commitments to fund unfunded investments totaling $157.3 million and $124.1 million, respectively.

The industry composition of investments at fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	3.3	2.8
Automotive	1.4	1.2
Buildings and real estate	5.0	4.9
Business services	3.7	5.3
Chemicals	3.3	2.9
Consumer products	4.8	3.8
Containers and packaging	1.3	1.9
Distribution	3.1	4.7
Education	1.1	3.2
Energy equipment and services	—	0.1
Financial services	6.2	2.1
Food and beverage	7.3	8.9
Healthcare equipment and services	3.7	2.9
Healthcare providers and services	8.1	5.6
Healthcare technology	5.9	4.2
Household products	1.8	1.4
Human resource support services	1.3	0.0 (1)
Infrastructure and environmental services	0.5	0.6
Insurance	7.4	8.8
Internet software and services	12.7	13.5
Leisure and entertainment	2.5	1.5
Manufacturing	6.3	5.8
Oil and gas	1.1	1.9
Professional services	2.0	4.3
Specialty retail	2.8	3.1
Telecommunications	—	0.4
Transportation	2.8	3.1
Total	100.0%	100.0%

________________

(1)
Fair value rounds to less than 0.1%.

The geographic composition of investments at fair value at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
United States:
Midwest	17.1%	19.2%
Northeast	16.7	11.7
South	37.3	40.1
West	21.9	22.6
International	7.0	6.4 (1)
Total	100.0%	100.0%

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. Our current target leverage ratio is 0.75x. As of December 31, 2021 and 2020, our asset coverage was 221% and 242%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.

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

Our debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$412,182	$18,513	$411,474
SPV Asset Facility II	325,000	255,000	49,078	252,179
2024 Notes	450,000	450,000	—	450,292
Total Debt	$1,275,000	$1,117,182	$67,591	$1,113,945

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.

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

The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
December 31, 2021 (three record dates)	0.15	22,876
Total	$0.60	$91,212

The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742

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

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. See “Item 1A. Risk Factors — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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

Term

The Investment Advisory Agreement was approved by the Board on January 12, 2021, as described further below under “Business – Board Approval of Investment Advisory Agreement.” Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors who are not “interested persons” of us as defined in the 1940 Act. As described below, the Investment Advisory Agreement became effective on May 18, 2021.

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

The following is a graphical representation of the calculation of the quarterly incentive fee on income:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of adjusted capital)

0%	1.5%	1.818%

← 0% →	← 100% →	← 17.5% →

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

On February 19, 2020, our Board approved the prior investment advisory agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

Board Approval of the Investment Advisory Agreement

The Board held a meeting on January 12, 2021 to consider and approve the continuation of the prior investment advisory agreement and, subject to the consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The Transaction resulted in a change of control of the Adviser and was deemed an assignment of the prior investment advisory agreement between the Company and the Adviser. The Investment Advisory Agreement became effective on May 18, 2021, upon consummation of the Transaction, and the terms of the Investment Advisory Agreement are identical to the prior investment advisory agreement. The Company's shareholders approved the Investment Advisory Agreement at a meeting held on March 17, 2021. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the prior investment advisory agreement and, subject to the consummation of the Transaction and the approval of the Company’s shareholders, the Investment Advisory Agreement, as being in the best interests of our shareholders.

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

The Administration Agreement became effective on May 18, 2021, upon consummation of the Transaction and the terms of the Administration Agreement are identical to the prior administration agreement. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days' written notice.

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

Dealer Manager Agreement

On February 8, 2017, we entered into a Dealer Manager Agreement (the “Original Dealer Manager Agreement”) with Blue Owl Securities LLC (formerly, Owl Rock Capital Securities LLC) (“Blue Owl Securities”), an affiliate of the Adviser. On October 1, 2019, we entered into the Follow-on Dealer Manager Agreement with Blue Owl Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement, Blue Owl Securities served as the dealer manager for our continuous offering until we terminated the continuous offering on April 30, 2021. As dealer manager, Blue Owl Securities earned a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees were not be paid. Pursuant to its terms, the Dealer Manager Agreement terminated on April 30, 2021 when we terminated the continuous offering.

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

As of December 31, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. Management believes that the Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2021. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$4,267	$23,952

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

Affiliated Transactions

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates, including the other Owl Rock Clients, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage the us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between Blue Owl (including the Owl Rock Clients). As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of other Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

License Agreement

We have entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted us a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Owl Rock” name or logo.

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

In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”

Codes of Ethics. We and the Adviser have each adopted separate codes of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC's website at http://www.sec.gov.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser, and certain affiliates have applied for and been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, other Owl Rock Clients and/or other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of Owl Rock Capital Corporation and other Owl Rock Clients that could avail themselves of the exemptive relief.

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

•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States or of any political subdivision thereof;

•
a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or

•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.

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

Taxation as a Regulated Investment Company

We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute to our shareholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceeds our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) generate income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate or exemption from tax withholding on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its shareholders.

If we purchase shares in a "passive foreign investment company," or PFIC, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

We make available free of charge on our website (www.owlrockbdcs.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.

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
•
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•
Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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
•
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
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
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•
Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•
We are, and will continue to be, exposed to risks associated with changes in interest rates.
•
International investments create additional risks.
•
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
•
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received Net Revenues for the previous four quarters.

We are subject to risks related to U.S. federal income tax.

•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Economy

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

As of the filing date of this Annual Report, there is a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

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

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
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

Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-21.12%	-11.92%	-2.72%	6.47%	15.67%

________________

(1)
Assumes, as of December 31, 2021, (i) $2.5 billion in total assets, (ii) $1.1 billion in outstanding indebtedness, (iii) $1.4 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.3%.

See “ITEM 7. —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.

Our borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase, or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. In the event we default under the terms of our current or future borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our current or any future borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Collectively, substantially all of our assets are currently pledged as collateral under our credit facilities. If we were to default on our obligations under the terms of our credit facilities or any future secured debt instrument the agent for the applicable creditors would be able to assume control of the disposition of any or all of our assets securing such debt, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in our current borrowings or any other future borrowings may limit discretion in operating our business.

Any security interests and/or negative covenants required by a credit facility we enter into or notes we issue may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross-default under other credit facilities. This could reduce our liquidity and cash flow and impair our ability to manage our business.

In addition, under the terms of our credit facilities, we are subject to limitations as to how borrowed funds may be used, as well as regulatory restrictions on leverage which may affect the amount of funding that we may obtain. There may also be certain requirements relating to portfolio performance, a violation of which could limit further advances and, in some cases, result in an event of default. This could reduce our liquidity and cash flow and impair our ability to grow our business.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, to obtain funds which may be made available for investments. The SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes mature on November 30, 2023, April 14, 2029, and November 26, 2024, respectively. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by the Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the “Blue Owl Clients”), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

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

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in making recommendations of fair value. We will value our investments quarterly at fair value as determined in good faith by our Board, based on, among other things, input from our Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies —Investments at Fair Value.”

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

• disease pandemics, including the COVID-19 pandemic;

• events arising from local or larger scale political or social matters, including terrorist acts;

• outages due to idiosyncratic issues at specific service providers; and

• cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

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

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings will cease publication after December 31, 2021 and the overnight 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Related to Our Adviser and Its Affiliates

The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

The Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.

Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the investment committee and other executive and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. Our board of directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

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

In addition, the fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage our Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

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

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”

Actions by the Adviser or its affiliates on behalf of their other accounts and clients may be adverse to us and our investments and harmful to us.

The Owl Rock Advisers and their affiliates manage assets for accounts other than us, including, but not limited to, the Blue Owl Clients. Actions taken by the Owl Rock Advisers and their affiliates on behalf of the Blue Owl Clients may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our Adviser or its affiliates may have clients invested at different levels of the capital structure of a portfolio company in which we have invested.

Different funds advised by our Adviser or its affiliates may invest in a single portfolio company, including at different levels of the capital structure of the portfolio company. For example, in the normal course of business, we may acquire debt positions in, or lend to, companies in which another fund advised by our Adviser or its affiliates owns common equity securities or a subordinated debt position. This could occur at the time of, or subsequent to, the initial investment in the portfolio company. A direct conflict of interest could arise among the various debt holders and equity holders if the portfolio company were to experience financial distress. In addition, when we are an investor in a portfolio company alongside other of the Owl Rock Clients that have invested in a different part of the portfolio company’s capital structure, the Investment Company Act may prohibit our Adviser from negotiating on behalf of any such fund in connection with a reorganization or restructuring of the portfolio company. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process to handle those conflicts when they arise, a decision to permit the investments to occur in the first instance or judgments on how to minimize the conflict could be challenged.

The Oak Street division of Blue Owl may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.

From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with the Oak Street division of Blue Owl. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of Oak Street. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Oak Street in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by Dyal may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.

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

Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income”). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

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

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability by reason of willful malfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of negligence or misconduct in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

Unitranche Loans. In addition, in connection with any unitranche loans (including “last out” portions of such loans) in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

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

Broadly syndicated loans, including “covenant-lite” loans, may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

We may be subject to risks associated with our investments in bank loans.

We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:

•
the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•
so-called lender-liability claims by the issuer of the obligations,
•
environmental liabilities that may arise with respect to collateral securing the obligations, and
•
limitations on our ability to directly enforce its rights with respect to participations.

In analyzing each bank loan or participation, our Adviser compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain sufficient collateral to cover losses or properly perfect our liens.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We may not realize any income or gains from our equity investments.

We may invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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
•
For GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
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

The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.

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

Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

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

We may make investments in portfolio companies that are domiciled outside of the United States. We generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

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

We expose ourselves to risks when we engage in hedging transactions.

We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs may increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

If we do enter into hedging transactions in the future, the success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We are, and will continue to be, exposed to risks associated with changes in interest rates.”

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

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

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, our investments in internet software and services represented 12.7% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or to maintain our tax treatment as a RIC. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Related to an Investment in Our Common Stock

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

Also, since a portion of the public offering price from the sale of shares in our offering will be used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders was not invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which may not be for a sufficient number of shares to meet your request and which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price shareholders paid for the shares being repurchased. See “Share Repurchase Program” for a detailed description of the share repurchase program.

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

We intend, but are not required, to offer to repurchase shareholders’ shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell their shares.

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

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and, to the extent shareholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that shareholders paid for our shares. As a result, to the extent shareholders paid a price that includes the related sales load and to the extent shareholders have the ability to sell their shares pursuant to our share repurchase program, the price at which they may sell shares, which will be the current net offering price per share in effect on each date of repurchase, may be lower than the amount they paid in connection with the purchase of shares in this offering.

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
•
loss of a major funding source; and
•
the length and duration of the COVID-19 pandemic and the magnitude of its economic impact.

The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received Net Revenues for the previous four quarters.

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

The ability of our shareholders to liquidate their investments will be limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the distribution rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. To counteract such an event, we might need to liquidate investments to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Risks Related to U.S. Federal Income Tax

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The current administration has proposed significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

General Risk Factors

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

We and our service providers continue to be impacted by government actions in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the pandemic, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. The policy encourages return to in-office work but allows for flexibility to work from home based on current conditions. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,299	39,312,181	$349,802	55,828,487	$514,650
Reinvestment of distributions	4,647,395	41,615	4,755,971	41,437	2,197,193	19,887
Repurchased Shares	(6,769,401)	(60,806)	(4,654,715)	(40,059)	(851,590)	(7,706)
Total shares/gross proceeds	5,928,292	54,108	39,413,437	351,180	57,174,090	526,831
Sales load	—	(1,523)	—	(3,892)	—	(9,565)
Total shares/net proceeds	5,928,292	$52,585	39,413,437	$347,288	57,174,090	$517,266

Prior to the termination of the Company’s continuous public offering, in the event of a material decline in its net asset value per share, which the Company considered to be a 2.5% decrease below its then current net offering price, the Company’s Board reduced the offering price in order to establish a new net offering price per share that was not more than 2.5% above the net asset value. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated approval and effective dates of such changes were as follows:

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

We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, the Company calculated the price per share that shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00

Distributions

The Board authorizes and declares weekly distribution amounts per share of common stock, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
December 31, 2021 (three record dates)	0.15	22,876
Total	$0.60	$91,212

The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

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

On January 25, 2022, the Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

Through December 31, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain (loss) on investments(1)	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%

________________

(1)
The per share amounts round to less than $0.01 per share.

Holders

As of March 4, 2022, there were approximately 14 thousand holders of record of our common stock.

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
December 31, 2021	$412.2	$2,213	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
December 31, 2021	$255.0	$2,213	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
December 31, 2021	$450.0	$2,213	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

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
(5)
Promissory Note expired on December 31, 2020.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2021, 2020 and 2019. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Consolidated Statements of Operations Data
Income
Total investment income	$197,731	$142,440	$101,471
Expenses
Total Operating Expenses	104,781	77,731	63,741
Expense Support	(1,449)	(18,676)	(7,043)
Management and incentive fees waived	—	(506)	(4,074)
Recoupment of expense support	3,217	—	—
Net Operating Expenses	106,549	58,549	52,624
Net investment income before income taxes	$91,182	$83,891	$48,847
Income tax, including excise tax expense	1,527	714	—
Net investment income after income taxes	$89,655	$83,177	$48,847
Total net realized and unrealized gain (loss) on investments	22,359	(15,911)	3,138
Increase in net assets resulting from operations	$112,014	$67,266	$51,985
Earnings per common share – basic and diluted	$0.74	$0.52	$0.68

($ in thousands, except per share amounts)	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019
Consolidated Balance Sheet Data
Investments at fair value	$2,419,528	$2,135,473	$1,441,526
Cash (including foreign cash)	54,067	42,830	73,117
Total assets	2,501,148	2,199,674	1,528,277
Total debt (net of unamortized debt issuance costs)	1,113,945	896,621	555,225
Total liabilities	1,141,457	913,370	570,998
Total net assets	1,359,691	1,286,304	957,279
Net asset value per share	$8.98	$8.84	$9.03
Other Data:
Number of portfolio companies at year end	134	115	89
Distributions Declared Per Share	$0.60	$0.66	$0.68
Total return based on net asset value(1)	7.9%	5.7%	7.1%
Weighted average total yield of portfolio at fair value	7.8%	7.7%	8.4%
Weighted average total yield of portfolio at amortized cost	7.8%	7.7%	8.4%
Weighted average yield of debt and income producing securities at fair value	7.9%	7.8%	8.4%
Weighted average yield of debt and income producing securities at amortized cost	7.9%	7.8%	8.4%
Fair value of debt investments as a percentage of principal	98.4%	97.7%	98.2%

________________

(1)
Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2021 was 40.8% (without upfront sales load) and 33.8% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(2)
For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the interest or dividend income is annualized. Based on the computations prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by (b) the ending fair value. Based on the computations prior to September 30, 2021, weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.8%, respectively, for the period ended December 31, 2020. Prior to September 30, 2021, weighted average total yield of accruing debt and income producing securities at fair value and amortized cost was 8.0% and 7.9%, respectively, for the period ended December 31, 2020.

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

We are managed by our Adviser. Our Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.

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

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.

Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which also are investment advisers.

We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Owl Rock Advisors’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of exemptive relief and that have an investment objective similar to ours.

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. In response to the outbreak, our Adviser instituted a work from home policy and began monitoring the ability of its employees to safely return to the office. In October 2021, the Adviser implemented a return to in-office work policy across all of its offices. This policy encourages a return to in-office work but allows for flexibility to work from home based on current conditions.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2021, our Adviser and its affiliates have originated $51.2 billion aggregate principal amount of investments, of which $48.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

We target portfolio companies where we can structure larger transactions. As of December 31, 2021, our average investment size in each of our portfolio companies was approximately $18.1 million based on fair value. As of December 31, 2021, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 86.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $628 million and weighted average annual EBITDA of $142 million.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2021, 99.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate ("SOFR") and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2021, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.

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

On February 19, 2020, our Board approved the prior investment advisory agreement, which reduced the management fee and incentive fee to the amounts specified in the Waiver.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market 4th quarter 2021 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.

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

Portfolio and Investment Activity

As of December 31, 2021, based on fair value, our portfolio consisted of 73.8% first lien senior secured debt investments (of which 53% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 20.0% second-lien senior secured debt investments, 1.4% unsecured investments, 2.0% preferred equity investments and 2.8% common equity investments.

As of December 31, 2021, our weighted average total yield of the portfolio at fair value and amortized cost was 7.8% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.9% and 7.9%, respectively(1).

As of December 31, 2021, we had investments in 134 portfolio companies with an aggregate fair value of $2.4 billion. As of December 31, 2021, we had net leverage of 0.78x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. Currently, the strength of the financing and merger and acquisitions markets and the current low interest rate environment, has led to increased originations and an active pipeline of investment opportunities including demand for large unitranche debt investments. We are monitoring the effect that a rising interest rate environment may have on our portfolio companies and our investment activities.

________________

(1)
Refer to page 102, footnote (1), for more information on our calculation of weighted average yields.

Our investment activity for the years ended December 31, 2021, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Years Ended December 31,
	2021	2020	2019
New investment commitments
Gross originations	$1,387,479	$983,408	$1,021,558
Less: Sell downs	(106,509)	(48,426)	(24,608)
Total new investment commitments	$1,280,970	$934,982	$996,950
Principal amount of investments funded:
First-lien senior secured debt investments	$813,448	$544,060	$694,269
Second-lien senior secured debt investments	221,942	245,220	155,934
Unsecured debt investments	26,458	6,749	—
Preferred equity investments(3)	44,591	26,912	—
Common equity investments(3)	16,647	3,046	509
Total principal amount of investments funded	$1,123,086	$825,987	$850,712
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(648,864)	$(213,408)	$(141,445)
Second-lien senior secured debt investments	(222,810)	(7,308)	(13,300)
Unsecured debt investments	—	—	(22,000)
Preferred equity investments(3)	—	—	—
Common equity investments(3)	(1,072)	(193)	(509)
Total principal amount of investments sold or repaid	$(872,746)	$(220,909)	$(177,254)
Number of new investment commitments in new portfolio companies(1)	65	33	39
Average new investment commitment amount	$16,728	$20,595	$20,508
Weighted average term for new investment commitments (in years)	6.3	6.0	6.1
Percentage of new debt investment commitments at floating rates	98.4%	93.5%	100.0%
Percentage of new debt investment commitments at fixed rates	1.6%	6.5%	0.0%
Weighted average interest rate of new investment commitments(2)	7.3%	7.5%	7.9%
Weighted average spread over LIBOR of new floating rate investment commitments	6.4%	6.6%	6.0%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21%, 0.24% and 1.91% as of December 31, 2021, 2020 and 2019, respectively.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,785,730	$1,784,326	(1)	$1,608,056	$1,595,836	(2)
Second-lien senior secured debt investments	482,323	484,500		492,311	487,614
Unsecured debt investments	34,524	34,133		6,834	7,182
Preferred equity investments(3)	48,397	49,313		2,955	2,954
Common equity investments(3)	50,226	67,256		34,507	41,887
Total Investments	$2,401,200	$2,419,528		$2,144,663	$2,135,473

________________

(1)
53% of which we consider unitranche loans.
(2)
36% of which we consider unitranche loans.
(3)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The table below describes investments by industry composition based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	3.3	2.8
Automotive	1.4	1.2
Buildings and real estate	5.0	4.9
Business services	3.7	5.3
Chemicals	3.3	2.9
Consumer products	4.8	3.8
Containers and packaging	1.3	1.9
Distribution	3.1	4.7
Education	1.1	3.2
Energy equipment and services	—	0.1
Financial services	6.2	2.1
Food and beverage	7.3	8.9
Healthcare equipment and services	3.7	2.9
Healthcare providers and services	8.1	5.6
Healthcare technology	5.9	4.2
Household products	1.8	1.4
Human resource support services	1.3	0.0 (1)
Infrastructure and environmental services	0.5	0.6
Insurance	7.4	8.8
Internet software and services	12.7	13.5
Leisure and entertainment	2.5	1.5
Manufacturing	6.3	5.8
Oil and gas	1.1	1.9
Professional services	2.0	4.3
Specialty retail	2.8	3.1
Telecommunications	—	0.4
Transportation	2.8	3.1
Total	100.0%	100.0%

________________

(1)
Fair value rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
United States:
Midwest	17.1%	19.2%
Northeast	16.7	11.7
South	37.3	40.1
West	21.9	22.6
International	7.0	6.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

The weighted average yields and interest rates of our investments at fair value as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of portfolio(1)	7.8%	7.7%
Weighted average total yield of accruing debt and income producing securities(1)	7.9%	7.8%
Weighted average interest rate of accruing debt securities	7.4%	7.3%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.4%

________________

(1)
For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the interest or dividend income is annualized. Based on the computations prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by (b) the ending fair value. Based on the computations prior to September 30, 2021, weighted average total yield of the portfolio at fair value was 7.9% for the period ended December 31, 2020. Prior to September 30, 2021, weighted average total yield of accruing debt and income producing securities at fair value was 8.0% for the period ended December 31, 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$353,264	14.6%	$240,885	11.3%
2	1,872,968	77.4	1,726,916	80.8
3	190,393	7.9	129,468	6.1
4	2,903	0.1	38,204	1.8
5	—	—	—	—
Total	$2,419,528	100.0%	$2,135,473	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,297,746	99.8%	$2,097,105	99.5%
Non-accrual	4,831	0.2	10,096	0.5
Total	$2,302,577	100.0%	$2,107,201	100.0%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Total Investment Income	$197,731	$142,440	$101,471
Less: Net Operating Expenses	106,549	58,549	52,624
Net Investment Income (Loss) Before Taxes	91,182	83,891	48,847
Less: Income tax expense (benefit), including excise tax expense (benefit)	1,527	714	—
Net Investment Income (Loss) After Taxes	89,655	83,177	48,847
Net change in unrealized gain (loss)	24,503	(8,955)	1,610
Net realized gain (loss)	(2,144)	(6,956)	1,528
Net Increase (Decrease) in Net Assets Resulting from Operations	$112,014	$67,266	$51,985

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest income from investments	186,251	136,758	99,047
Dividend income	7,882	3,432	—
Other income	3,598	2,250	2,424
Total investment income	$197,731	$142,440	$101,471

For the Years Ended December 31, 2021 and 2020

Investment income increased to $197.7 million for the year ended December 31, 2021 from $142.4 million for the same period in prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $2.1 billion as of December 31, 2020 to $2.3 billion as of December 31, 2021. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to $6.2 million from $3.4 million for the years ended December 31, 2021 and 2020, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity increased, to $11.7 million from $3.9 million, for the years ended December 31, 2021 and 2020, respectively, and was driven in part by an increase in unscheduled paydowns. For the years ended December 31, 2021 and 2020, PIK income represented 5.8% and less than 5% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

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

Expenses

Expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Offering costs	$1,135	$2,573	$3,759
Interest expense	39,579	34,430	24,433
Management fee	34,735	26,877	19,502
Performance based incentive fees	20,598	5,960	10,306
Professional fees	4,845	4,133	2,973
Directors' fees	1,123	958	658
Other general and administrative	2,766	2,800	2,110
Total operating expenses	$104,781	$77,731	$63,741
Management and incentive fees waived	—	(506)	(4,074)
Expense support	(1,449)	(18,676)	(7,043)
Recoupment of expense support	3,217	—	—
Net operating expenses	$106,549	$58,549	$52,624

For the Years Ended December 31, 2021 and 2020

Net operating expenses increased to $106.5 million for the year ended December 31, 2021 from $58.5 million for the same period ended December 31, 2020 primarily due to a decrease in expense support and increases in performance based incentive fees, management fees, recoupment of expense support and interest expense. The increase in interest expense of $5.1 million was driven by an increase in average daily borrowings to $1.1 billion from $0.6 billion, partially offset by the acceleration of $2.3 million in loan origination costs associated with the downsize of SPV Asset Facility I during the year ended December 31, 2020 and a decrease in the weighted average cost of debt from 3.8% to 3.3% period over period. The increase in management fees (gross of waivers, if any) of $7.9 million is due to an increase in gross assets driven by an increase in investments. The increase in performance based incentive fees (gross of waivers, if any) of $14.6 million is due to an increase in pre-incentive fee net investment income and unrealized gains on our investments. The decrease in expense support of $17.2 million and increase in recoupment of expense support of $3.2 million are due to an increase in undistributed taxable net investment income and a decrease in distribution per share.

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

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$42,940	$48,341	$52,878	$53,572
Net operating expenses	21,878	27,910	30,647	27,641
Net investment income (loss)	21,062	20,431	22,231	25,931
Net realized and unrealized gains (losses)	11,201	8,807	3,774	(1,423)
Increase (decrease) in net assets resulting from operations	$32,263	$29,238	$26,005	$24,508
Net asset value per share as of the end of the quarter	$8.91	$8.95	$8.97	$8.98
Earnings (losses) per share - basic and diluted	$0.22	$0.19	$0.17	$0.16

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$34,308	$33,564	$33,513	$41,055
Net operating expenses	13,192	13,607	12,944	19,520
Net investment income (loss)	21,116	19,957	20,569	21,535
Net realized and unrealized gain (loss) on investments	(90,522)	38,447	22,697	13,467
Increase (decrease) in net assets resulting from operations	$(69,406)	$58,404	$43,266	$35,002
Net asset value per share as of the end of the quarter	$8.29	$8.59	$8.74	$8.84
Earnings (losses) per share - basic and diluted	$(0.59)	$0.46	$0.32	$0.25

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment income	$18,928	$23,499	$27,724	$31,320
Net operating expenses	10,664	12,159	14,157	15,644
Net investment income (loss)	8,264	11,340	13,567	15,676
Net realized and unrealized gain (loss) on investments	5,474	1,967	(4,797)	494
Increase (decrease) in net assets resulting from operations	$13,738	$13,307	$8,770	$16,170
Net asset value per share as of the end of the quarter	$9.06	$9.08	$9.03	$9.03
Earnings (losses) per share - basic and diluted	$0.25	$0.19	$0.11	$0.17

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

For the year ended December 31, 2021, we recorded U.S. federal and state income tax expenses of $1.5 million, including U.S. federal excise tax expense of $0.2 million. For the year ended December 31, 2020, we recorded U.S. federal and state income tax expenses of $0.7 million. For the year ended December 31, 2019, we did not record U.S. federal and state income tax expenses.

We recorded net deferred tax liabilities of $4.0 million, including U.S. federal excise tax expense of $0.2 million, as of December 31, 2021, and $0.8 million as of December 31, 2020 for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. There was no deferred tax asset or liability as of December 31, 2019.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2021, 2020 and 2019 net unrealized gains (losses) were comprised of the following:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Net change in unrealized gain on investments	$43,119	$21,106	$6,634
Net change in unrealized loss on investments	(14,082)	(30,454)	(5,019)
Income tax (provision) benefit	(2,868)	(1,229)	—
Translation of assets and liabilities in foreign currencies	(1,666)	1,622	(5)
Net change in unrealized gain (loss)	$24,503	$(8,955)	$1,610

For the Years Ended December 31, 2021 and 2020

Net appreciation on investments was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of December 31, 2021, the fair value of our debt investments as a percentage of principal was 98.4% as compared to 97.7% as of December 31, 2020. The primary driver of our portfolio’s net unrealized gain for the year ended December 31, 2021 was due to the continued improvement of market conditions following the disruption seen in 2020 due to the COVID-19 pandemic. See “COVID-19 Developments” for additional information.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2021 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$10,858
Aviation Solutions Midco, LLC (dba STS Aviation)	2,635
CIBT Global, Inc.	2,431
Entertainment Benefits Group, LLC	1,653
Innovative Water Care Global Corporation	1,582
EW Holdco, LLC (dba European Wax)	1,342
Blackhawk Network Holdings, Inc.	1,156
MINDBODY, Inc.	904
Remaining portfolio companies	11,231
Norvax, LLC (dba GoHealth)	(3,442)
CD&R Smokey Buyer (fka Radio Systems)	(1,313)
Net unrealized gain (loss) on investments	$29,037

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

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2021, 2020 and 2019 were comprised of the following:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Net realized gain (loss) on investments	$(2,304)	$(6,840)	$1,605
Net realized gain (loss) on foreign currency transactions	160	(116)	(77)
Net realized gain (loss)	$(2,144)	$(6,956)	$1,528

For the years ended December 31, 2021, 2020 and 2019

For the year ended December 31, 2021, we had net realized losses on investments of $2.3 million. For the years ended December 31, 2020 and 2019, we had net realized losses on investments of $6.8 million and net realized gains on investments of $1.6 million, respectively. For the year ended December 31, 2021, we had net realized gains on foreign currency transactions of $160 thousand. For the years ended December 31, 2020 and 2019, we had net realized losses on foreign currency transactions of $116 thousand and $77 thousand, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments.

Realized Gross Internal Rate of Return

Since we began investing in 2017 through December 31, 2021, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.6% (based on total capital invested of $1.3 billion and total proceeds from these exited investments of $1.5 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2021 and December 31, 2020, our asset coverage ratios were 221% and 242%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2021, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2021, we had $54.1 million in cash. During the year ended December 31, 2021, we used $165.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $1.3 billion, partially offset by sell downs and repayments of portfolio investments of $1.1 billion, and other operating activity of $69.0 million. Lastly, cash provided by financing activities was $176.3 million during the period, which was the result of proceeds from the issuance of shares of $71.8 million, premium on debt issuance costs of $4.0 million and net borrowings on our credit facilities of $211.0 million, partially offset by distributions paid of $49.6 million and repurchased shares of $60.9 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

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

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,299	39,312,181	$349,802	55,828,487	$514,650
Reinvestment of distributions	4,647,395	41,615	4,755,971	41,437	2,197,193	19,887
Repurchased Shares	(6,769,401)	(60,806)	(4,654,715)	(40,059)	(851,590)	(7,706)
Total shares/gross proceeds	5,928,292	54,108	39,413,437	351,180	57,174,090	526,831
Sales load	—	(1,523)	—	(3,892)	—	(9,565)
Total shares/net proceeds	5,928,292	$52,585	39,413,437	$347,288	57,174,090	$517,266

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95

We have determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, we calculated the price per share that shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00

Distributions

Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock for the six months ended December 31, 2021, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
December 31, 2021 (three record dates)	0.15	22,876
Total	$0.60	$91,212

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

Through December 31, 2021, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain (loss) on investments(1)	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to December 31, 2021 was 40.8% (without upfront sales load) and 33.8% (with maximum upfront sales load). The following table presents cumulative total returns for the year ended December 31, 2021, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	7.9%	8.5%	7.6%	N/A	8.6%	40.8%	33.8%

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$412,182	$18,513	$411,474
SPV Asset Facility II	325,000	255,000	49,078	252,179
2024 Notes	450,000	450,000	—	450,292
Total Debt	$1,275,000	$1,117,182	$67,591	$1,113,945

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.

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

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$37,259	$29,120	$22,280
Amortization of debt issuance costs	2,320	5,310	2,153
Total Interest Expense	$39,579	$34,430	$24,433
Average interest rate	3.3%	3.8%	4.8%
Average daily borrowings	$1,069,485	$646,279	$449,037

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of December 31, 2021 and 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Alera Group, Inc.	First lien senior secured delayed draw term loan	94	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,815	2,463
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	911
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	593	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	65	—
Associations, Inc.	First lien senior secured delayed draw term loan	—	75
Associations, Inc.	First lien senior secured revolving loan	6,146	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	1,061
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BIG Buyer, LLC	First lien senior secured revolving loan	—	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	—
Brightway Holdings, LLC	First lien senior secured revolving loan	526	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	2,034

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	59	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	293	—
ConnectWise, LLC	First lien senior secured revolving loan	—	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	513	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	185	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	661	1,017
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,800	276
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	262	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	90	—
Gainsight, Inc.	First lien senior secured revolving loan	872	—
Galls, LLC	First lien senior secured revolving loan	3,336	1,826
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	1,146
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	123	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	—
Global Music Rights, LLC	First lien senior secured revolving loan	83	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	185	—

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Granicus, Inc.	First lien senior secured revolving loan	—	345
Guidehouse Inc.	First lien senior secured revolving loan	70	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	7,949	1,337
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,758	2,187
Hometown Food Company	First lien senior secured revolving loan	471	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	872	1,072
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	361	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	1,440	3,522
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,328	4,953
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	—
Instructure, Inc.	First lien senior secured revolving loan	—	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	51	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	—	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	1,155
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	—
Lignetics Investment Corp.	First lien senior secured revolving loan	1,225	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	—
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	—	4,697

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	1,132	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	5,580
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,159	1,073
Nelipak Holding Company	First lien senior secured revolving loan	512	352
Nelipak Holding Company	First lien senior secured revolving loan	897	906
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	2,728
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,761	—
Nutraceutical International Corporation	First lien senior secured revolving loan	—	2,353
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,618	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	1,460	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	2,311
Pluralsight, LLC	First lien senior secured revolving loan	1,295	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	—	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	—
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	—
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	106	3,931

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	920	1,029
Relativity ODA LLC	First lien senior secured revolving loan	1,480	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	—	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	967	493
The Shade Store, LLC	First lien senior secured revolving loan	227	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,254	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,269	2,289
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	99	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	822	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	950	515
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	180	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	2,500
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	—
When I Work, Inc.	First lien senior secured revolving loan	143	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	1,023	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,465	1,534
Total Unfunded Portfolio Company Commitments		$157,293	$124,057

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2021, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2021, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of December 31, 2021, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$412,182	$—	$412,182	$—	$—
SPV Asset Facility II	255,000	—	—	—	255,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$1,117,182	$—	$862,182	$—	$255,000

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions for the years ended December 31, 2021 and 2020. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities.

Recent Developments

On January 24, 2022, Brian Finn notified us of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn served on our Board since 2016 and served as a member of the Audit Committee and Nominating and Corporate Governance Committee of our Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to our operations, policies or practices. On February 23, 2022, our Board accepted Mr. Finn's resignation and voted to reduce the size of our Board from seven to six directors.

On January 25, 2022, we determined that shares issued pursuant to our distribution reinvestment plan will be issued at price of $8.98 per share.

On January 25, 2022, our Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On February 22, 2022, we determined that shares issued pursuant to our distribution reinvestment plan will be issued at price of $8.98 per share.

On February 23, 2022, our Board declared regular monthly distributions for April 2022 through June 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

As of December 31, 2021, 99.1% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$54.2	$20.0	$34.2
Up 200 basis points	$31.1	$13.3	$17.8
Up 100 basis points	$8.1	$6.7	$1.4
Up 50 basis points	$1.2	$3.3	$(2.1)
Down 25 basis points	$(0.3)	$(1.4)	$1.1

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

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 4, 2022

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,387,782 and $2,132,298 respectively)	$2,406,130	$2,123,161
Non-controlled, affiliated investments (amortized cost of $13,418 and $12,365, respectively)	13,398	12,312
Total investments at fair value (amortized cost of $2,401,200 and $2,144,663, respectively)	2,419,528	2,135,473
Cash	52,294	41,625
Foreign cash (cost of $1,833 and $1,151, respectively)	1,773	1,205
Interest receivable	15,187	10,281
Receivable for investments sold	11,623	7,865
Prepaid expenses and other assets	743	3,225
Total Assets	$2,501,148	$2,199,674
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,237 and $9,526, respectively)	1,113,945	896,621
Payables to affiliates	16,943	9,789
Accrued expenses and other liabilities	10,569	6,960
Total Liabilities	1,141,457	913,370
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 151,376,519 and 145,448,227 shares issued and outstanding, respectively	1,514	1,454
Additional paid-in-capital	1,356,176	1,305,140
Distributable earnings	2,001	(20,290)
Total Net Assets	1,359,691	1,286,304
Total Liabilities and Net Assets	$2,501,148	$2,199,674
Net Asset Value Per Share	$8.98	$8.84

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$185,571	$136,717	$99,047
Dividend income	7,882	3,432	—
Other income	3,517	2,247	2,424
Total investment income from non-controlled, non-affiliated investments	196,970	142,396	101,471
Investment income from non-controlled, affiliated investments:
Interest income	680	41	—
Dividend income	—	—	—
Other Income	81	3	—
Total investment income from non-controlled, affiliated investments	761	44	—
Total Investment Income	197,731	142,440	101,471
Operating Expenses
Offering costs	1,135	2,573	3,759
Interest expense	39,579	34,430	24,433
Management fee	34,735	26,877	19,502
Performance based incentive fees	20,598	5,960	10,306
Professional fees	4,845	4,133	2,973
Directors' fees	1,123	958	658
Other general and administrative	2,766	2,800	2,110
Total Operating Expenses	104,781	77,731	63,741
Management and incentive fees waived (Note 3)	—	(506)	(4,074)
Expense support	(1,449)	(18,676)	(7,043)
Recoupment of expense support	3,217	—	—
Net Operating Expenses	106,549	58,549	52,624
Net Investment Income (Loss) Before Taxes	91,182	83,891	48,847
Income tax expense (benefit), including excise tax expense (benefit)	1,527	714	—
Net Investment Income (Loss)	$89,655	$83,177	$48,847
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$29,004	$(9,295)	$1,615
Non-controlled, affiliated investments	33	(53)	—
Income tax (provision) benefit	(2,868)	(1,229)	—
Translation of assets and liabilities in foreign currencies	(1,666)	1,622	(5)
Total Net Change in Unrealized Gain (Loss)	24,503	(8,955)	1,610
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,304)	(6,840)	1,605
Foreign currency transactions	160	(116)	(77)
Total Net Realized Gain (Loss)	(2,144)	(6,956)	1,528
Total Net Realized and Change in Unrealized Gain (Loss)	22,359	(15,911)	3,138
Net Increase (Decrease) in Net Assets Resulting from Operations	$112,014	$67,266	$51,985
Earnings Per Share - Basic and Diluted	$0.74	$0.52	$0.68
Weighted Average Shares Outstanding - Basic and Diluted	151,511,486	129,370,000	76,023,995

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(8)(23)(24)	First lien senior secured loan	L + 5.75%	8/28/2028	$938	$919	$919	0.1%
Global Music Rights, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(2)	(2)	—%
				938	917	917	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(8)(24)	First lien senior secured loan	L + 7.25%	1/3/2025	37,878	37,467	35,795	2.6%
Peraton Corp.(6)(23)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,793	14,925	1.1%
Valence Surface Technologies LLC(9)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	30,455	30,168	27,561	2.0%
Valence Surface Technologies LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	2,496	2,474	2,258	0.2%
				85,829	84,902	80,539	5.9%
Buildings and real estate
Associations, Inc.(8)(24)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	84,491	83,712	83,646	6.2%
Associations, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(56)	(61)	—%
Dodge Data & Analytics LLC(9)(24)	First lien senior secured loan	L + 7.50%	4/14/2026	6,446	6,332	6,639	0.5%
Dodge Data & Analytics LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(6)	—	—%
REALPAGE, INC.(6)(23)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,409	6,575	0.5%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(9)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,692	18,600	17,852	1.3%
Imperial Parking Canada(11)(24)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	3,884	3,710	3,710	0.3%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,525	1,424	0.1%
				121,539	120,226	119,785	8.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business services
Access CIG, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,484	24,441	1.8%
CIBT Global, Inc.(8)(23)(24)(29)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	151	111	94	—%
CIBT Global, Inc.(8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	11,237	4,720	2,809	0.2%
Denali BuyerCo, LLC (dba Summit Companies)(8)(24)	First lien senior secured loan	L + 6.00%	9/15/2028	6,398	6,277	6,334	0.5%
Denali BuyerCo, LLC (dba Summit Companies)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	104	100	103	—%
Denali BuyerCo, LLC (dba Summit Companies)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	—	(2)	(2)	—%
Diamondback Acquisition, Inc. (dba Sphera)(8)(23)(24)	First lien senior secured loan	L + 5.50%	9/13/2028	832	816	815	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(2)	(2)	—%
Entertainment Benefits Group, LLC(8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,900	20,699	19,960	1.5%
Entertainment Benefits Group, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	—	(23)	(126)	—%
Gainsight, Inc.(6)(23)(24)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	4,995	5,001	0.4%
Gainsight, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(14)	(13)	—%
Hercules Borrower, LLC (dba The Vincit Group)(8)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,558	28,191	28,558	2.1%
Hercules Borrower, LLC (dba The Vincit Group)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(41)	—	—%
Hercules Buyer, LLC (dba The Vincit Group)(19)(23)(24)(26)	Unsecured notes	0.48% PIK	12/14/2029	820	820	820	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(6)(23)(24)	First lien senior secured loan	L + 5.50%	10/19/2028	895	878	877	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(12)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	51	50	50	—%
				99,587	92,059	89,719	6.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(9)(23)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,202	22,500	1.7%
Douglas Products and Packaging Company LLC(8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	19,555	19,513	19,359	1.4%
Douglas Products and Packaging Company LLC(12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	865	862	849	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Gaylord Chemical Company, L.L.C.(8)(24)	First lien senior secured loan	L + 6.50%	3/30/2027	30,163	29,894	30,013	2.2%
Gaylord Chemical Company, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(22)	(13)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(8)(23)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	6,101	5,977	5,979	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(7)	(7)	—%
				79,184	78,419	78,680	5.8%
Consumer products
ConAir Holdings LLC(8)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,312	45,000	3.3%
Feradyne Outdoors, LLC(8)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	753	750	753	0.1%
Lignetics Investment Corp.(7)(24)	First lien senior secured loan	L + 6.00%	11/1/2027	9,804	9,684	9,681	0.7%
Lignetics Investment Corp.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(15)	(15)	—%
Lignetics Investment Corp.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	245	227	227	—%
Olaplex, Inc.(6)(24)	First lien senior secured loan	L + 6.25%	1/8/2026	12,104	12,004	12,104	0.9%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	45,707	45,053	45,707	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	5/21/2022	—	(9)	—	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,057	1,011	1,057	0.1%
				114,670	113,017	114,514	8.5%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(23)(24)	First lien senior secured loan	L + 5.75%	10/2/2028	772	765	765	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	13	12	12	—%
Fortis Solutions Group, LLC(8)(23)(24)	First lien senior secured loan	L + 5.50%	10/13/2028	648	635	635	—%
Fortis Solutions Group, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(3)	(3)	—%
Fortis Solutions Group, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(2)	(2)	—%
Pregis Topco LLC(8)(24)	Second lien senior secured loan	L + 7.14%	8/1/2029	30,000	29,515	30,000	2.2%
				31,433	30,922	31,407	2.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Distribution
Aramsco, Inc.(6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,302	10,190	10,302	0.8%
Aramsco, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(12)	—	—%
Endries Acquisition, Inc.(8)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	22,240	22,000	22,240	1.6%
Individual Foodservice Holdings, LLC(9)(24)	First lien senior secured loan	L + 6.25%	11/21/2025	32,735	32,270	32,571	2.4%
Individual Foodservice Holdings, LLC(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	5,700	5,600	5,664	0.4%
Individual Foodservice Holdings, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	201	146	178	—%
Offen, Inc.(6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,895	4,863	4,895	0.4%
				76,073	75,057	75,850	5.6%
Education
Learning Care Group (US) No. 2 Inc.(8)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,332	5,259	0.4%
Pluralsight, LLC(9)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,440	20,434	1.5%
Pluralsight, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(11)	(13)	—%
				26,034	25,761	25,680	1.9%
Financial services
AxiomSL Group, Inc.(8)(24)	First lien senior secured loan	L + 6.00%	12/3/2027	43,456	42,998	43,130	3.2%
AxiomSL Group, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(11)	—	—%
AxiomSL Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(34)	(26)	—%
Blackhawk Network Holdings, Inc.(6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,679	18,777	1.4%
Hg Genesis 8 Sumoco Limited(10)(21)(23)(24)	Unsecured facility	S + 7.50% PIK	8/28/2025	6,185	6,040	6,184	0.5%
Hg Saturn Luchaco Limited(10)(21)(23)(24)	Unsecured facility	S + 7.50% PIK	3/30/2026	26,772	27,102	26,504	1.9%
Muine Gall, LLC(9)(21)(23)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	51,042	51,113	51,042	3.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(24)	First lien senior secured loan	L + 5.75%	9/8/2025	3,344	3,322	3,321	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	657	644	653	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(2)	(2)	—%
				150,233	149,851	149,583	11.0%
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark)(9)(23)(24)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,959	4,958	0.4%
BP Veraison Buyer, LLC (dba Sun World)(8)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	14,522	14,357	14,377	1.1%
BP Veraison Buyer, LLC (dba Sun World)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(7)	—	—%
BP Veraison Buyer, LLC (dba Sun World)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(20)	(18)	—%
H-Food Holdings, LLC(6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—%
H-Food Holdings, LLC(6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,919	18,200	1.3%
Hometown Food Company(6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	1,772	1,759	1,754	0.1%
Hometown Food Company(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(3)	(5)	—%
Nellson Nutraceutical, LLC(8)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,280	26,586	26,735	2.0%
Nutraceutical International Corporation(6)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	36,706	36,252	35,971	2.6%
Nutraceutical International Corporation(6)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	2,353	2,326	2,306	0.2%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,873	4,820	4,630	0.3%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(12)(16)(17)(23)(24)	First lien senior secured revolving loan	P + 3.50%	7/30/2023	33	26	(17)	—%
Shearer's Foods, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,565	50,000	3.7%
Ultimate Baked Goods Midco, LLC(6)(23)(24)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,110	16,088	1.2%
Ultimate Baked Goods Midco, LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,050	1,003	1,000	0.1%
				178,290	175,653	175,980	13.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
Nelipak Holding Company(8)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	2,954	2,913	2,917	0.2%
Nelipak Holding Company(8)(16)(23)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	368	359	357	—%
Nelipak Holding Company(16)(17)(23)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(31)	(11)	—%
Nelipak Holding Company(8)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,903	7,914	0.6%
Nelipak Holding Company(13)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,154	7,933	8,031	0.6%
Packaging Coordinators Midco, Inc.(8)(24)	Second lien senior secured loan	L + 7.00%	11/30/2028	37,269	36,583	36,524	2.7%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (7)(24)	First lien senior secured loan	L + 6.75%	1/31/2028	25,781	25,382	25,458	1.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(45)	(33)	—%
				82,520	80,997	81,157	6.0
Healthcare providers and services
KS Management Services, L.L.C.(9)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	49,000	48,568	49,000	3.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(24)	First lien senior secured loan	L + 7.00%	10/3/2025	12,966	12,784	12,869	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	6,523	6,447	6,474	0.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	10/3/2025	558	523	545	—%
OB Hospitalist Group, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.50%	9/27/2027	22,608	22,172	22,155	1.6%
OB Hospitalist Group, Inc.(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	313	257	254	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	11,185	10,968	10,961	0.8%
Phoenix Newco, Inc. (dba Parexel)(6)(23)(24)	Second lien senior secured loan	L + 6.50%	11/15/2029	35,000	34,654	34,650	2.5%
Premier Imaging, LLC (dba LucidHealth)(6)(24)	First lien senior secured loan	L + 5.25%	1/2/2025	7,588	7,502	7,531	0.6%
Quva Pharma, Inc.(8)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	11,789	11,464	11,464	0.8%
Quva Pharma, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(30)	(33)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Refresh Parent Holdings, Inc.(8)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	11,864	11,711	11,774	0.9%
Refresh Parent Holdings, Inc.(8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	3,795	3,746	3,766	0.3%
Refresh Parent Holdings, Inc.(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	517	500	506	—%
TC Holdings, LLC (dba TrialCard)(8)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	18,178	18,071	18,178	1.3%
TC Holdings, LLC (dba TrialCard)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(10)	—	—%
				191,884	189,327	190,094	13.8%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(9)(23)(24)	First lien senior secured loan	L + 5.75%	8/23/2028	603	594	594	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(2)	(2)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(1)	—%
Bracket Intermediate Holding Corp.(8)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	74	70	73	—%
Bracket Intermediate Holding Corp.(8)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,699	3,731	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(8)(23)(24)	First lien senior secured loan	L + 6.00%	10/30/2028	803	788	787	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/30/2023	—	(1)	(1)	—%
GI Ranger Intermediate, LLC (dba Rectangle Health)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(1)	(1)	—%
Inovalon Holdings, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.75%	11/24/2028	42,114	41,074	41,061	3.0%
Inovalon Holdings, Inc.(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(55)	(56)	—%
Inovalon Holdings, Inc.(8)(23)(24)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	20,061	19,662	19,660	1.4%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(21)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	38,561	38,173	38,465	2.8%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	994	981	991	0.1%
Interoperability Bidco, Inc.(9)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	18,818	18,654	18,818	1.4%
Interoperability Bidco, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(6)	—	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,794	9,825	0.7%
RL Datix Holdings (USA), Inc.(9)(21)(23)(24)	Second lien senior secured loan	L + 7.75%	4/27/2026	5,000	4,897	4,913	0.4%
Datix Bidco Limited (dba RLDatix)(15)(21)(23)(24)	First lien senior secured loan	G + 4.50%	4/28/2025	863	860	848	0.1%
Datix Bidco Limited (dba RLDatix)(15)(21)(23)(24)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,257	2,248	2,218	0.2%
				143,898	141,428	141,923	10.5%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(8)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	27,057	26,729	26,854	2.0%
HGH Purchaser, Inc. (dba Horizon Services)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	11/3/2023	—	—	—	—%
HGH Purchaser, Inc. (dba Horizon Services)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	672	649	654	—%
Walker Edison Furniture Company LLC(9)(24)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	16,845	16,845	16,003	1.2%
				44,574	44,223	43,511	3.2%
Human resource support services
Cornerstone OnDemand, Inc.(9)(23)(24)	Second lien senior secured loan	L + 6.50%	10/15/2029	16,668	16,421	16,417	1.2%
IG Investments Holdings, LLC (dba Insight Global)(8)(23)(24)	First lien senior secured loan	L + 6.00%	9/22/2028	9,254	9,075	9,092	0.7%
IG Investments Holdings, LLC (dba Insight Global)(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	361	347	349	—%
				26,283	25,843	25,858	1.9
Infrastructure and environmental services
LineStar Integrity Services LLC(9)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	13,341	13,293	11,740	0.9%
				13,341	13,293	11,740	0.9%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Insurance
Alera Group, Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	10/2/2028	9,710	9,498	9,492	0.7%
Alera Group, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	2,668	2,608	2,607	0.2%
Ardonagh Midco 2 PLC(21)(23)(24)(26)	Unsecured notes	12.75% PIK	1/15/2027	566	562	625	—%
Ardonagh Midco 3 PLC(10)(21)(23)(24)	First lien senior secured GBP term loan	S + 6.75%	7/14/2026	6,310	5,736	6,310	0.5%
Ardonagh Midco 3 PLC(14)(21)(23)(24)	First lien senior secured loan	E + 6.75%	7/14/2026	558	538	558	—%
Ardonagh Midco 3 PLC(8)(21)(23)(24)	First lien senior secured USD delayed draw term loan	L + 5.50%	7/14/2026	1,440	1,412	1,440	0.1%
Ardonagh Midco 3 PLC(16)(18)(21)(23)(24)	First lien senior secured GBP delayed draw term loan	S + 6.75%	8/19/2023	—	—	—	—%
Brightway Holdings, LLC(6)(23)(24)	First lien senior secured loan	L + 6.50%	12/16/2027	4,474	4,418	4,418	0.3%
Brightway Holdings, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(7)	(7)	—%
Evolution BuyerCo, Inc. (dba SIAA)(8)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	29,804	29,409	29,431	2.2%
Evolution BuyerCo, Inc. (dba SIAA)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(28)	(28)	—%
Integrity Marketing Acquisition, LLC(9)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	27,570	27,263	27,570	2.0%
Integrity Marketing Acquisition, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(17)	—	—%
Norvax, LLC (dba GoHealth)(9)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	17,195	16,698	17,281	1.3%
Norvax, LLC (dba GoHealth)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	2,114	2,092	2,114	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(8)(23)(24)	First lien senior secured loan	L + 6.00%	11/1/2028	18,208	18,029	18,025	1.3%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	3,214	3,182	3,182	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(10)	(10)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(23)(24)(26)	First lien senior secured loan	9.00% PIK	10/31/2031	21,422	19,407	19,388	1.4%
TEMPO BUYER CORP. (dba Global Claims Services)(8)(23)(24)	First lien senior secured loan	L + 5.50%	8/28/2028	702	689	688	0.1%
TEMPO BUYER CORP. (dba Global Claims Services)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(2)	(2)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(2)	(2)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb)(8)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,171	24,698	24,857	1.8%
THG Acquisition, LLC (dba Hilb)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(31)	(23)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(23)(24)	First lien senior secured loan	L + 5.50%	7/23/2027	1,685	1,652	1,651	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(8)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	3	—	(1)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,347	1,322	1,320	0.1%
				174,161	169,116	170,884	12.5%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(8)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	10,810	10,715	10,648	0.8%
3ES Innovation Inc. (dba Aucerna)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(5)	(10)	—%
Apptio, Inc.(9)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,279	7,364	0.5%
Apptio, Inc.(9)(16)(23)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	196	191	196	—%
Barracuda Networks, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,433	7,500	0.6%
Bayshore Intermediate #2, L.P. (dba Boomi)(8)(23)(24)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	14,872	14,546	14,537	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(27)	(28)	—%
BCPE Nucleon (DE) SPV, LP(9)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,102	35,378	2.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(23)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,409	8,440	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	568	—%
Centrify Corporation(8)(23)(24)	First lien senior secured loan	L + 5.75%	3/2/2028	13,204	12,904	12,940	1.0%
Centrify Corporation(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(34)	(27)	—%
CivicPlus, LLC(8)(23)(24)	First lien senior secured loan	L + 6.00%	8/24/2027	626	620	620	—%
CivicPlus, LLC(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	—%
CivicPlus, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(1)	(1)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)(23)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,824	40,000	2.9%
EET Buyer, Inc. (dba e-Emphasys)(8)(23)(24)	First lien senior secured loan	L + 5.75%	11/8/2027	909	900	900	0.1%
EET Buyer, Inc. (dba e-Emphasys)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(1)	(1)	—%
Forescout Technologies, Inc.(8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	7,181	7,090	7,182	0.5%
Forescout Technologies, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(9)	—	—%
Genesis Acquisition Co. (dba Procare Software)(8)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,014	1,996	1,959	0.1%
Genesis Acquisition Co. (dba Procare Software)(8)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	290	285	—%
GovBrands Intermediate, Inc.(8)(23)(24)	First lien senior secured loan	L + 5.50%	8/4/2027	2,485	2,425	2,423	0.2%
GovBrands Intermediate, Inc.(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	560	544	543	—%
GovBrands Intermediate, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(4)	(5)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(9)(21)(23)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	14,545	14,212	14,545	1.1%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(98)	—	—%
Hyland Software, Inc.(6)(23)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	12,145	12,135	12,222	0.9%
IQN Holding Corp. (dba Beeline)(9)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	20,792	20,636	20,792	1.5%
IQN Holding Corp. (dba Beeline)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(13)	—	—%
Litera Bidco LLC(6)(24)	First lien senior secured loan	L + 5.85%	5/29/2026	27,184	26,898	27,184	2.0%
Litera Bidco LLC(6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	353	343	353	—%
Litera Bidco LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(8)	—	—%
MessageBird BidCo B.V.(9)(21)(24)	First lien senior secured loan	L + 6.75%	4/29/2027	16,000	15,678	15,680	1.2%
MINDBODY, Inc.(9)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	11,846	11,773	11,846	0.9%
MINDBODY, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(6)	—	—%
Ministry Brands Holdings, LLC(8)(23)(24)	First lien senior secured loan	L + 5.50%	12/29/2028	706	692	692	0.1%
Ministry Brands Holdings, LLC(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(2)	—%
Ministry Brands Holdings, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(1)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
QAD, Inc.(7)(23)(24)	First lien senior secured loan	L + 6.00%	11/5/2027	4,429	4,342	4,340	0.3%
QAD, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(11)	(11)	—%
Proofpoint, Inc.(8)(23)(24)	Second lien senior secured loan	L + 6.25%	8/31/2029	4,900	4,876	4,876	0.4%
Tahoe Finco, LLC(8)(21)(23)(24)	First lien senior secured loan	L + 6.00%	9/29/2028	23,256	23,030	22,977	1.7%
Tahoe Finco, LLC(16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(17)	(21)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(8)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	13,872	13,741	13,777	1.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(9)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(8)	(6)	—%
When I Work, Inc.(8)(23)(24)	First lien senior secured loan	L + 6.00%	11/2/2027	762	754	754	0.1%
When I Work, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(1)	(1)	—%
				303,415	299,697	301,398	22.2%
Leisure and entertainment
Troon Golf, L.L.C.(8)(24)	First lien senior secured loan	L + 6.00%	8/5/2027	61,333	61,043	61,026	4.5%
Troon Golf, L.L.C.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(22)	(23)	—%
				61,333	61,021	61,003	4.5%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,156	6,221	0.5%
Ideal Tridon Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.25%	7/31/2024	13,520	13,377	13,520	1.0%
Ideal Tridon Holdings, Inc.(6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	400	391	400	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(24)	First lien senior secured loan	L + 5.75%	7/21/2027	18,428	18,255	18,243	1.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	1,543	1,528	1,527	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(17)	(18)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
PHM Netherlands Midco B.V. (dba Loparex)(8)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	196	185	196	—%
PHM Netherlands Midco B.V. (dba Loparex)(6)(24)	Second lien senior secured loan	L + 8.75%	7/30/2027	28,000	26,479	27,650	2.0%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,481	3,457	3,237	0.2%
Sonny's Enterprises LLC(6)(24)	First lien senior secured loan	L + 6.75%	8/5/2026	44,840	44,182	44,839	3.3%
Sonny's Enterprises LLC(6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	376	338	376	—%
				117,084	114,331	116,191	8.4%
Oil and gas
Black Mountain Sand Eagle Ford LLC(8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	534	535	534	—%
Project Power Buyer, LLC (dba PEC-Veriforce)(8)(24)	First lien senior secured loan	L + 6.00%	5/14/2026	7,957	7,882	7,957	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(4)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(8)(24)	First lien senior secured loan	L + 5.50%	12/20/2024	19,021	18,725	19,021	1.4%
				27,512	27,138	27,512	2.0%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,768	18,604	18,675	1.4%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(12)(16)(23)(24)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	646	628	634	—%
Apex Group Treasury, LLC(8)(21)(23)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,950	0.4%
Apex Group Treasury, LLC(16)(18)(21)(23)(24)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Gerson Lehrman Group, Inc.(9)(24)	First lien senior secured loan	L + 5.25%	12/12/2024	6,264	6,231	6,264	0.5%
Gerson Lehrman Group, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(10)	—	—%
Guidehouse Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	10/16/2028	930	921	921	0.1%
Guidehouse Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	—	(1)	—%
Relativity ODA LLC(6)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,590	15,387	15,395	1.1%
Relativity ODA LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(20)	(18)	—%
				47,198	46,693	46,820	3.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC(8)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,072	16,947	16,047	1.2%
Galls, LLC(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	1,947	1,894	1,630	0.1%
Milan Laser Holdings LLC(8)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	22,924	22,717	22,752	1.7%
Milan Laser Holdings LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(17)	(15)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(8)(24)	First lien senior secured loan	L + 6.50%	11/22/2027	24,366	24,007	24,001	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(22)	(9)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	352	321	320	—%
The Shade Store, LLC(7)(23)(24)	First lien senior secured loan	L + 6.00%	10/13/2027	2,273	2,245	2,244	0.2%
The Shade Store, LLC(16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(3)	(3)	—%
				68,934	68,089	66,967	5.0%
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,491	39,998	40,491	3.0%
Lazer Spot G B Holdings, Inc.(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(85)	—	—%
Lytx, Inc.(6)(24)	First lien senior secured loan	L + 6.75%	2/28/2026	23,911	23,639	23,731	1.7%
Motus Group, LLC(8)(23)(24)	Second lien senior secured loan	L + 6.50%	12/10/2029	3,615	3,579	3,579	0.3%
				68,017	67,131	67,801	5.0%
Total non-controlled/non-affiliated portfolio company debt investments				$2,333,964	$2,295,111	$2,295,513	169.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(23)(24)(26)(27)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	32,783	33,645	2.5%
CD&R Value Building Partners I, L.P. (dba Belron)(21)(23)(24)(27)(32)	LP Interest	N/A	N/A	1,002	1,002	1,000	0.1%
					33,785	34,645	2.6%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)(23)(24)(27)(32)	Series A Preferred Stock	N/A	N/A	431,889	648	715	0.1%
					648	715	0.1%
Business Services
Denali Holding, LP (dba Summit Companies)(23)(24)(27)(32)	Class A Units	N/A	N/A	39,300	393	393	—%
Hercules Buyer LLC (dba The Vincit Group)(19)(23)(24)(27)(32)	Common Units	N/A	N/A	350,000	350	350	—%
					743	743	—%
Consumer Products
ASP Conair Holdings LP(23)(24)(27)(32)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.1%
					1,286	1,286	0.1%
Food and beverage
H-Food Holdings, LLC(23)(24)(27)(32)	LLC Interest	N/A	N/A	1,625	1,625	2,037	0.1%
					1,625	2,037	0.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
KPCI Holdings, L.P.(23)(24)(27)(32)	Class A Units	N/A	N/A	5,665	6,014	6,954	0.5%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)(27)	Class A Units	8.00% PIK	N/A	1,370	1,473	1,473	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(27)(32)	Class B Units	N/A	N/A	18,864	—	214	—%
					7,487	8,641	0.6
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist)(23)(24)(27)(32)	Class A Interests	N/A	N/A	1,291	1,291	1,291	0.1%
Restore OMH Intermediate Holdings, Inc. (23)(24)(26)(27)	Senior Preferred Stock	13.00% PIK	N/A	305	3,409	3,401	0.3%
					4,700	4,692	0.4%
Human resource support services
Sunshine Software Holdings Inc (dba Cornerstone OnDemand, Inc.)(23)(24)(26)(27)	Series A Preferred Stock	10.50% PIK	N/A	5,500	5,486	5,483	0.4%
					5,486	5,483	0.4%
Insurance
Evolution Parent, LP (dba SIAA)(23)(24)(27)(32)	LP Interest	N/A	N/A	892	892	892	0.1%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(24)(27)(32)	LP Interest	N/A	N/A	106	106	105	—%
Norvax, LLC (dba GoHealth)(20)(23)(24)(32)	Common Stock	N/A	N/A	227,097	1,163	861	0.1%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(24)(27)(32)	Class A Units	N/A	N/A	4,661	4,661	4,661	0.3%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(24)(27)(32)	Class A Warrants	N/A	N/A	1,714	1,714	1,714	0.1%
					8,536	8,233	0.6%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(23)(24)(27)(32)	Class A Common Stock	N/A	N/A	3,000	300	300	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(24)(27)(32)	LP Common Units	N/A	N/A	1,345,119	1,345	1,345	0.1%
MessageBird Holding B.V.(21)(23)(24)(27)(32)	Extended Series C Warrants	N/A	N/A	25,540	157	157	—%
Thunder Topco L.P. (dba Vector Solutions)(23)(24)(27)(32)	Common Units	N/A	N/A	820	820	967	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(23)(24)(26)(27)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,750	3,750	0.3%
					6,372	6,519	0.5%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	784	0.1%
Windows Entities(21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10,607	18,982	34,520	2.5%
					19,682	35,304	2.6%
Professional Services
WMC Bidco, Inc. (dba West Monroe)(23)(24)(26)(27)	Senior Preferred Stock	11.25% PIK	N/A	2,385	2,321	2,319	0.2%
					2,321	2,319	0.2%
Total non-controlled/non-affiliated portfolio company equity investments					$92,671	$110,617	8.2%
Total non-controlled/non-affiliated portfolio company investments					2,387,782	2,406,130	177.4%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(8)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,115	6,127	0.5%
Swipe Acquisition Corporation (dba PLI)(8)(16)(23)(24)(31)	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	1,351	1,351	1,319	0.1%
Swipe Acquisition Corporation (dba PLI)(16)(23)(24)(31)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				7,556	7,466	7,446	0.6%
Total non-controlled/affiliated portfolio company debt investments				$7,556	$7,466	$7,446	0.6%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(23)(24)(27)(31)(32)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.4%
					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company equity investments					$5,952	$5,952	0.4%
Total non-controlled/affiliated portfolio company investments					$13,418	$13,398	1.0%
Total Investments					$2,401,200	$2,419,528	178.4%
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
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)
The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)
The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)
The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10)
The interest rate on this loan is subject to SONIA, which as of December 31, 2021 was 0.26%.
(11)
The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(12)
The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(13)
The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2021 was (0.57)%.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

(14)
The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(15)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.26%.
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
(20)
Level 1 investment.
(21)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 8.9% of total assets as calculated in accordance with the regulatory requirements.
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
(27)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $115.7 million, or 8.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	LP Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	October 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Restore OMH Intermediate Holdings, Inc.	Senior Preferred Stock	December 9, 2020
Skyline Holdco B, Inc. (dba Dodge Data & Analytics)	Series A Preferred Stock	April 14, 2021
Sunshine Software Holdings Inc (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Interest	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

(28)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.7 million as of December 31, 2021.
(29)
Loan was on non-accrual status as of December 31, 2021.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(Amounts in thousands, except share amounts)

(30)
As of December 31, 2021, the net estimated unrealized gain for U.S. federal income tax purposes was $0.1 million based on a tax cost basis of $2.4 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $32.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $32.6 million.
(31)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$12,312	$1,052	$—	$33	$—	$—	$13,398	$81	$680
Total	$12,312	$1,052	$—	$33	$—	$—	$13,398	$81	$680

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$89,655	$83,177	$48,847
Net change in unrealized gain (loss)	24,503	(8,955)	1,610
Net realized gain (loss)	(2,144)	(6,956)	1,528
Net Increase (Decrease) in Net Assets Resulting from Operations	112,014	67,266	51,985
Distributions
Distributions declared from earnings(1)	(91,212)	(85,529)	(50,183)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(91,212)	(85,529)	(50,183)
Capital Share Transactions
Issuance of shares of common stock	71,776	345,910	505,085
Reinvestment of shareholders' distributions	41,615	41,437	19,887
Repurchased shares	(60,806)	(40,059)	(7,705)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	52,585	347,288	517,267
Total Increase (Decrease) in Net Assets	73,387	329,025	519,069
Net Assets, at beginning of period	1,286,304	957,279	438,210
Net Assets, at end of period	$1,359,691	$1,286,304	$957,279
________________

(1)
For the years ended December 31, 2021, 2020 and 2019, distributions declared from earnings were derived from net investment income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$112,014	$67,266	$51,985
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,286,119)	(1,013,802)	(939,066)
Proceeds from investments and investment repayments, net	1,051,978	320,583	235,668
Net change in unrealized (gain) loss on investments	(29,037)	9,348	(1,615)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,554	(1,572)	5
Net realized (gain) loss on investments	2,304	6,840	(1,605)
Net realized (gain) loss on foreign currency transactions relating to investments	(8)	1	83
Paid-in-kind interest and dividends	(10,034)	(6,718)	(1,557)
Net amortization of discount on investments	(14,658)	(8,559)	(4,548)
Amortization of debt issuance costs	2,320	5,310	2,153
Amortization of offering costs	1,135	2,573	3,759
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,906)	(1,250)	(5,669)
(Increase) decrease in receivable for investments sold	(3,758)	(5,556)	(2,309)
(Increase) decrease in prepaid expenses and other assets	1,347	(3,504)	(4,141)
Increase (decrease) in payables to affiliates	7,154	2,570	1,921
Increase (decrease) in accrued expenses and other liabilities	3,609	3,672	1,318
Net cash used in operating activities	(165,105)	(622,798)	(674,331)
Cash Flows from Financing Activities
Borrowings on debt	780,000	746,707	670,776
Repayments of debt	(569,000)	(406,300)	(407,684)
Debt issuance costs	3,969	(4,389)	(8,897)
Proceeds from issuance of common shares	71,776	345,910	505,085
Distributions paid to shareholders	(49,597)	(49,358)	(25,030)
Repurchased shares	(60,806)	(40,059)	(7,705)
Net cash provided by financing activities	176,342	592,511	726,545
Net increase (decrease) in cash, including foreign cash	11,237	(30,287)	52,214
Cash, including foreign cash, beginning of period	42,830	73,117	20,903
Cash, including foreign cash, end of period	$54,067	$42,830	$73,117

Supplemental and Non-Cash Information
Interest paid during the period	$37,871	$28,453	$20,999
Distributions declared during the period	$91,212	$85,529	$50,183
Subscription receivable	$—	$—	$—
Reinvestment of distributions during the period	$41,615	$41,437	$19,887
Taxes, including excise tax, paid during the period	$1,648	$—	$—

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

In April 2017, the Company commenced operations and made its first portfolio company investment. On February 28, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or the occurrence of a liquidation event. For the years ended December 31, 2021, 2020 and 2019, PIK interest and PIK dividend income earned was $11.4 million, $5.2 million and $1.7 million, respectively. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2021 and 2020. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities.

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

Note 3. Agreements and Related Party Transactions

As of December 31, 2021, the Company had payables to affiliates of $16.9 million, primarily comprised of $8.9 million of management fees and $6.7 million of accrued performance based incentive fees.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others.

The Administration Agreement also provides that the Company reimburses the Adviser for certain offering costs.

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

For the years ended December 31, 2021, 2020 and 2019 the Company incurred expenses of approximately $1.4 million, $1.9 million and $1.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of its outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Board or by the Adviser.

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

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (as amended and restated through the date hereof, the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals.

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

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred management fees (net of waivers, if applicable) of approximately $34.7 million, $26.4 million and $16.7 million, respectively.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred net investment income based incentive fees (net of waivers, if applicable) of $19.3 million, $6.1 million and $8.9 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

For the year ended December 31, 2021, the Company accrued capital gains based incentive fees of $1.3 million. For the year ended December 31, 2020, the Company recorded a reversal capital gains based incentive fees (net of waivers) of $124 thousand. For the year ended December 31, 2019, the Company accrued capital gains based incentive fees (net of waivers) of $124 thousand.

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

For the years ended December 31, 2021, 2020 and 2019, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.4 million, $1.9 million and $3.3 million, respectively.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by the Company’s exemptive relief, even if such private funds have not previously invested in such existing portfolio company. Without this order, private funds would generally not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds managed by the Adviser or its affiliates that could avail themselves of such exemptive relief and that have an investment objective similar to the Company.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

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

As of December 31, 2021, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the year ended December 31, 2021, the Company recorded obligations to repay Expense Support from the Adviser of $3.2 million. During the years ended December 31, 2020 and 2019, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$4,267	$23,952

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,785,730	$1,784,326	$1,608,056	$1,595,836
Second-lien senior secured debt investments	482,323	484,500	492,311	487,614
Unsecured debt investments	34,524	34,133	6,834	7,182
Preferred equity investments(1)	48,397	49,313	2,955	2,954
Common equity investments(1)	50,226	67,256	34,507	41,887
Total Investments	$2,401,200	$2,419,528	$2,144,663	$2,135,473

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The industry composition of investments based on fair value as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Advertising and media	0.6%	1.1%
Aerospace and defense	3.3	2.8
Automotive	1.4	1.2
Buildings and real estate	5.0	4.9
Business services	3.7	5.3
Chemicals	3.3	2.9
Consumer products	4.8	3.8
Containers and packaging	1.3	1.9
Distribution	3.1	4.7
Education	1.1	3.2
Energy equipment and services	—	0.1
Financial services	6.2	2.1
Food and beverage	7.3	8.9
Healthcare equipment and services	3.7	2.9
Healthcare providers and services	8.1	5.6
Healthcare technology	5.9	4.2
Household products	1.8	1.4
Human resource support services	1.3	0.0 (1)
Infrastructure and environmental services	0.5	0.6
Insurance	7.4	8.8
Internet software and services	12.7	13.5
Leisure and entertainment	2.5	1.5
Manufacturing	6.3	5.8
Oil and gas	1.1	1.9
Professional services	2.0	4.3
Specialty retail	2.8	3.1
Telecommunications	—	0.4
Transportation	2.8	3.1
Total	100.0%	100.0%

________________

(1)
Fair value rounds to less than 0.1%.

The geographic composition of investments based on fair value as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
United States:
Midwest	17.1%	19.2%
Northeast	16.7	11.7
South	37.3	40.1
West	21.9	22.6
International	7.0	6.4 (1)
Total	100.0%	100.0%

________________

(1)
As of December 31, 2020, the geographic composition of Belgium, Canada, Israel and the United Kingdom were 1.4%, 1.4%, 0.6% and 3.0%, respectively, and have been consolidated for comparative purposes.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of December 31, 2021 and December 31, 2020:

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,784,325	$1,784,326
Second-lien senior secured debt investments	—	—	484,500	484,500
Unsecured debt investments	—	—	34,133	34,133
Preferred equity investments	—	—	49,313	49,313
Common equity investments	861	—	66,395	67,256
Total Investments	$861	$1	$2,418,666	$2,419,528

	Fair Value Hierarchy as of December 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,435	$1,542,401	$1,595,836
Second-lien senior secured debt investments	—	15,369	472,245	487,614
Unsecured debt investments	—	—	7,182	7,182
Preferred equity investments(1)	—	—	2,954	2,954
Common equity investments(1)	—	4,283	37,604	41,887
Total Investments	$—	$73,087	$2,062,386	$2,135,473

________________

(1)
As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2021, 2020 and 2019:

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,542,401	$472,245	$7,182	$2,954	$37,604	$2,062,386
Purchases of investments, net	968,697	210,291	26,027	43,403	16,135	1,264,553
Payment-in-kind	6,377	—	1,606	1,949	104	10,036
Proceeds from investments, net	(757,784)	(202,853)	—	—	—	(960,637)
Net change in unrealized gain (loss) on investments	11,888	7,048	(739)	917	12,610	31,724
Net realized gain (loss) on investments	396	(4,503)	—	—	(58)	(4,165)
Net amortization of discount on investments	12,225	2,272	57	90	—	14,644
Transfers into (out of) Level 3(1)	125	—	—	—	—	125
Fair value, end of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

	As of and for the Year Ended December 31, 2020
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,139,947	$238,081	$—	$—	$1,710	$1,379,738
Purchases of investments, net	656,422	259,417	6,830	2,954	31,202	956,825
Payment-in-kind	6,718	—	—	—	—	6,718
Proceeds from investments, net	(249,415)	(21,345)	—	—	—	(270,760)
Net change in unrealized gain (loss) on investments	(10,616)	(4,543)	348	(1)	4,693	(10,119)
Net realized gain (loss) on investments	(7,624)	—	—	—	—	(7,624)
Net amortization of discount on investments	6,969	635	4	—	—	7,608
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,542,401	$472,245	$7,182	$2,953	$37,605	$2,062,386

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
(2)
As of and for the year ended December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

	As of and for the Year Ended December 31, 2019
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Preferred equity investments(3)	Common equity investments(3)	Total
Fair value, beginning of period	$587,776	$107,717	$—	$1,655	$697,148
Purchases of investments, net(2)	757,771	142,725	—	509	901,005
Proceeds from investments, net	(190,470)	(13,375)	—	(703)	(204,548)
Net change in unrealized gain (loss) on investments	(1,104)	419	—	55	(630)
Net realized gain (loss) on investments	43	150	—	194	387
Net amortization of discount on investments	3,917	445	—	—	4,362
Transfers into (out of) Level 3(1)	(17,986)	—	—	—	(17,986)
Fair value, end of period	$1,139,947	$238,081	$—	$1,710	$1,379,738

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
(2)
Purchases may include payment-in-kind (“PIK”).
(3)
As of and for the year ended December 31, 2019, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020(1)	Net change in unrealized gain (loss) for the Year Ended December 31, 2019 on Investments Held at December 31, 2019(1)
First-lien senior secured debt investments	$10,121	$(11,378)	$(643)
Second-lien senior secured debt investments	2,624	(4,533)	328
Unsecured debt investments	(740)	349	—
Preferred equity investments	918	(1)	—
Common equity investments	12,613	4,693	55
Total Investments	$25,536	$(10,870)	$(260)

________________

(1)
For the years ended December 31, 2020 and 2019, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and 2020. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,610,509	Yield Analysis	Market Yield	5.3% - 20.0% (8.5%)	Decrease
	173,816	Recent Transaction	Transaction Price	90.5% - 99.4% (97.4%)	Increase
Second-lien senior secured debt investments(1)	$388,588	Yield Analysis	Market Yield	7.8% - 11.3% (9.3%)	Decrease
	74,306	Recent Transaction	Transaction Price	98.0% - 99.0% (98.6%)	Increase
	2,809	Collateral Analysis	Recovery Rate	25.0% - 25.0% (25.0%)	Increase
Unsecured debt investments(2)	$820	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
	32,688	Yield Analysis	Market Yield	7.2% - 9.4% (9.0%)	Decrease
Preferred equity investments	$37,046	Yield Analysis	Market Yield	11.4% - 14.6% (11.7%)	Decrease
	11,552	Recent Transaction	Transaction Price	97.3% - 100.0% (98.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x - 9.3x (9.3x)	Increase
Common equity investments	$57,113	Market Approach	EBITDA Multiple	4.0x - 24.0x (7.6x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x - 27.0x (27.0x)	Increase
	9,125	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase

________________

(1)
Excludes Level 3 second-lien investments with an aggregate fair value amounting to $18,797, which the Company valued using indicative bid prices obtained from brokers.
(2)
Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $625, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$411,474	$411,474	$363,312	$363,312
SPV Asset Facility II	252,179	252,179	187,859	187,859
2024 Notes	450,292	470,250	345,450	372,750
Total Debt	$1,113,945	$1,133,903	$896,621	$923,921

________________

(1)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.8 million, $3.1 million and $4.6 million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Level 1	$—	$—
Level 2	470,250	—
Level 3	663,653	923,921
Total Debt	$1,133,903	$923,921

Financial Instruments Not Carried at Fair Value

As of December 31, 2021 and 2020, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 221% and 242% as of December 31, 2021 and 2020, respectively.

Debt obligations consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$412,182	$18,513	$411,474
SPV Asset Facility II	325,000	255,000	49,078	252,179
2024 Notes	450,000	450,000	—	450,292
Total Debt	$1,275,000	$1,117,182	$67,591	$1,113,945

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.

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

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Interest expense	$37,259	$29,120	$22,280
Amortization of debt issuance costs	2,320	5,310	2,153
Total Interest Expense	$39,579	$34,430	$24,433
Average interest rate	3.3%	3.8%	4.8%
Average daily borrowings	$1,069,485	$646,279	$449,037

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
Alera Group, Inc.	First lien senior secured delayed draw term loan	94	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,815	2,463
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	—
Apptio, Inc.	First lien senior secured revolving loan	294	490
Aramsco, Inc.	First lien senior secured revolving loan	1,043	1,043
Ardonagh Midco 3 PLC	First lien senior secured delayed draw term loan	—	911
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	593	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	65	—
Associations, Inc.	First lien senior secured delayed draw term loan	—	75
Associations, Inc.	First lien senior secured revolving loan	6,146	—
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	—
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	1,061
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	1,018
BIG Buyer, LLC	First lien senior secured revolving loan	—	667
BIG Buyer, LLC	First lien senior secured delayed draw term loan	—	1,875
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	—
Brightway Holdings, LLC	First lien senior secured revolving loan	526	—
Caiman Merger Sub LLC (dba City Brewing)	First lien senior secured revolving loan	—	2,034

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	59	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	293	—
ConnectWise, LLC	First lien senior secured revolving loan	—	2,708
Definitive Healthcare Holdings, LLC	First lien senior secured delayed draw term loan	—	4,991
Definitive Healthcare Holdings, LLC	First lien senior secured revolving loan	—	1,522
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	513	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	185	—
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	—
Dodge Data & Analytics LLC	First lien senior secured revolving loan	374	—
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	661	1,017
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	—
Endries Acquisition, Inc.	First lien senior secured revolving loan	—	3,000
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,800	276
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	262	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	90	—
Gainsight, Inc.	First lien senior secured revolving loan	872	—
Galls, LLC	First lien senior secured revolving loan	3,336	1,826
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	—
GC Agile Holdings Limited (dba Apex Fund Services)	First lien senior secured revolving loan	—	1,146
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	123	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	—
Global Music Rights, LLC	First lien senior secured revolving loan	83	—
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	—
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	185	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Granicus, Inc.	First lien senior secured revolving loan	—	345
Guidehouse Inc.	First lien senior secured revolving loan	70	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	7,949	1,337
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,758	2,187
Hometown Food Company	First lien senior secured revolving loan	471	408
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	872	1,072
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	361	—
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	1,440	3,522
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,328	4,953
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	—
Instructure, Inc.	First lien senior secured revolving loan	—	1,851
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	1,510
Interoperability Bidco, Inc.	First lien senior secured delayed draw term loan	—	2,000
Interoperability Bidco, Inc.	First lien senior secured revolving loan	1,000	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	51	—
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured delayed draw term loan	—	516
KWOR Acquisition, Inc. (dba Alacrity Solutions)	First lien senior secured revolving loan	—	1,300
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,542	7,542
Lightning Midco, LLC (dba Vector Solutions)	First lien senior secured revolving loan	—	1,155
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	—
Lignetics Investment Corp.	First lien senior secured revolving loan	1,225	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	—
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
Lytx, Inc.	First lien senior secured delayed draw term loan	—	4,697

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Mavis Tire Express Services Corp.	Second lien senior secured delayed draw term loan	—	1,688
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	1,132	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	—
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	5,580
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	1,159	1,073
Nelipak Holding Company	First lien senior secured revolving loan	512	352
Nelipak Holding Company	First lien senior secured revolving loan	897	906
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	85
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	2,728
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,761	—
Nutraceutical International Corporation	First lien senior secured revolving loan	—	2,353
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,618	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	1,460	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	2,311
Pluralsight, LLC	First lien senior secured revolving loan	1,295	—
Professional Plumbing Group, Inc.	First lien senior secured revolving loan	—	743
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	—
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	—
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	747	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	106	3,931

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	920	1,029
Relativity ODA LLC	First lien senior secured revolving loan	1,480	—
RSC Acquisition, Inc (dba Risk Strategies)	First lien senior secured revolving loan	—	426
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)	First lien senior secured delayed draw term loan	—	231
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	967	493
The Shade Store, LLC	First lien senior secured revolving loan	227	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,254	2,631
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	1,269	2,289
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	—
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	99	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	822	—
Trader Interactive, LLC (fka Dominion Web Solutions, LLC)	First lien senior secured revolving loan	—	113
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	574
TSB Purchaser, Inc. (dba Teaching Strategies, Inc.)	First lien senior secured revolving loan	—	660
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	950	515
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	180	—
Valence Surface Technologies LLC	First lien senior secured delayed draw term loan	—	1,500
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	2,500
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	—
When I Work, Inc.	First lien senior secured revolving loan	143	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	1,023	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,465	1,534
Total Unfunded Portfolio Company Commitments		$157,293	$124,057

As of December 31, 2021, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.0 million for the period from October 15, 2015 (Inception) to December 31, 2020, of which $12.0 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	8,050,298	$73,299	39,312,181	$349,802	55,828,487	$514,650
Reinvestment of distributions	4,647,395	41,615	4,755,971	41,437	2,197,193	19,887
Repurchased Shares	(6,769,401)	(60,806)	(4,654,715)	(40,059)	(851,590)	(7,706)
Total shares/gross proceeds	5,928,292	54,108	39,413,437	351,180	57,174,090	526,831
Sales load	—	(1,523)	—	(3,892)	—	(9,565)
Total shares/net proceeds	5,928,292	$52,585	39,413,437	$347,288	57,174,090	$517,266

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Subsequent to April 30, 2021, the Company calculated the price per share that shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00

Distributions

The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock for the six months ended December 31, 2021, payable monthly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
December 31, 2021 (three record dates)	0.15	22,876
Total	$0.60	$91,212

The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530

The following table presents cash distributions per share that were declared during the year ended December 31, 2019:

	Distributions
($ in thousands)	Per Share	Amount
2019
March 31, 2019 (thirteen record dates)	$0.17	$9,119
June 30, 2019 (thirteen record dates)	0.17	11,455
September 30, 2019 (thirteen record dates)	0.17	13,564
December 31, 2019 (thirteen record dates)	0.17	16,045
Total	$0.68	$50,183

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

Through December 31, 2021, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain (loss) on investments(1)	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%

________________

(1)
The per share amount rounds to less than $0.01 per share.

	Year Ended December 31, 2019
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.66	$48,847	97.4%
Net realized gain (loss) on investments	0.02	1,528	3.0
Distributions in excess of net investment income(1)	—	(192)	(0.4)
Total	$0.68	$50,183	100.0%

______________

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
($ in thousands, except per share amounts)	2021	2020	2019
Increase (decrease) in net assets resulting from operations	$112,014	$67,266	$51,985
Weighted average shares of common stock outstanding—basic and diluted	151,511,486	129,370,000	76,023,995
Earnings per common share-basic and diluted	$0.74	$0.52	$0.68

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
($ in thousands)	2021(1)	2020	2019
Increase in net assets resulting from operations	$112,014	$67,266	$51,985
Adjustments:
Net unrealized (gain) loss on investments	(24,503)	8,955	(1,610)
Other income (loss) for tax purposes, not book	(792)	928	(304)
Deferred organization costs	68	(12)	(13)
Other book-tax differences	1,527	714	124
Realized gain/loss differences	6,884	7,642	—
Taxable Income	$95,198	$85,493	$50,182

________________

(1)
Tax information for the fiscal year ended December 31, 2021 are estimates and are not final until the Company files its tax returns.

For the year ended December 31, 2021

Total distributions declared of $91.2 million consisted of approximately $83.9 million of ordinary income and $7.3 million of long-term capital gains. For the calendar year ended December 31, 2021, on a tax basis, the Company had $4.1 million of undistributed ordinary income, $(2.9) million of net unrealized gains/(losses) on investments and $0.8 million of other temporary differences. For the year ended December 31, 2021, 88.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

During the year ended December 31, 2021, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $1.5 million principally related to U.S. federal income tax, including excise taxes.

As of December 31, 2021, the net estimated unrealized gain of U.S. federal income tax purposes was $0.1 million based on a tax cost basis of $2.4 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $32.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $32.6 million.

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

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2021 and 2020, the Company recorded a current tax expense of approximately $1.3 million and $0.7 million, respectively, for taxable subsidiaries. For the year ended December 31, 2019, the Company did not record a current tax expense for taxable subsidiaries.

The Company recorded net deferred tax liabilities of $4.0 million and $0.8 million as of December 31, 2021 and 2020 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. There was no deferred tax asset or liability as of December 31, 2019.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2021	2020	2019	2018	2017
Per share data:
Net asset value, at beginning of period	$8.84	$9.03	$8.97	$9.03	$9.00
Results of operations:
Net investment income(1)	0.59	0.64	0.64	0.56	0.42
Net realized and unrealized gain (loss)(5)	0.15	(0.17)	0.09	0.05	0.10
Net increase (decrease) in net assets resulting from operations	0.74	0.47	0.73	0.61	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.59)	(0.64)	(0.66)	(0.59)	(0.43)
Distributions from net realized gains(2)	—	— (8)	(0.02)	(0.03)	—	(8)
Distributions in excess of net investment income(2)	(0.01)	(0.02)	—	(0.06)	(0.06)
Net increase (decrease) in net assets from shareholders' distributions	(0.60)	(0.66)	(0.68)	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	—	— (8)	0.01	0.01	—	(8)
Net increase in net assets resulting from capital share transactions	—	—	0.01	0.01	—
Net asset value, at end of period	$8.98	$8.84	$9.03	$8.97	$9.03

Total Return(6)	7.9%	5.7%	7.1%	6.7%	5.9%	(3)

Ratios
Ratio of net expenses to average net assets(4)	8.0%	5.3%	7.6%	7.7%	1.5%	(7)
Ratio of net investment income to average net assets	6.7%	7.5%	7.1%	6.2%	4.0%	(7)
Portfolio turnover rate	43.6%	15.3%	19.4%	35.5%	7.0%	(7)

Supplemental Data
Weighted-average shares outstanding	151,511,486	129,370,000	76,023,995	26,555,178	3,500,950
Shares outstanding, end of period	151,376,519	145,448,227	106,034,790	48,860,700	9,866,216
Net assets, end of period	$1,359,691	$1,286,304	$957,279	$438,210	$89,083
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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements – Continued

Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(4)
Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the years ended December 31, 2021, 2020, 2019, 2018 and 2017, the total operating expenses to average net assets were 7.9%, 7.0%, 9.2%, 9.6% and 9.5%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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

Note 12. Subsequent Events

On January 24, 2022, Brian Finn notified the Company of his intention to resign as a director of the Company, effective February 23, 2022. Mr. Finn served on the Company’s Board since 2016 and served as a member of the Audit Committee and Nominating and Corporate Governance Committee of the Board. Mr. Finn’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to the Company’s operations, policies or practices. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors.

On January 25, 2022, the Company determined that shares issued pursuant to the Company’s distribution reinvestment plan will be issued at price of $8.98 per share.

On January 25, 2022, the Board declared regular monthly distributions for January 2022 through March 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On February 22, 2022, the Company determined that shares issued pursuant to the Company’s distribution reinvestment plan will be issued at price of $8.98 per share.

On February 23, 2022, the Board declared regular monthly distributions for April 2022 through June 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2023 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2022 annual meeting of shareholders.

Messrs. Kaye and Woolridge serve as Class I directors (with terms expiring in 2023). Mr. Temple and Ms. Weiler serve as Class II directors (with terms expiring in 2024). Messrs. D'Alelio and Packer serve as Class III directors (with terms expiring in 2022). On January 24, 2022, Mr. Finn notified the Company of his intention to resign as a director, effective February 23, 2022. On February 23, 2022, the Board accepted Mr. Finn's resignation and voted to reduce the size of the Board from seven to six directors. Mr. Finn served as a Class I director.

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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 58	Director	Founder of Kayezen, LLC	Class I Director since 2016; Term expires in 2023	7

Owl Rock Capital
Corporation
(“ORCC”)
Owl Rock
Technology
Finance Corp.
(“ORTF”)
Owl Rock Capital
Corporation III
("ORCC III")
Owl Rock Core
Income Corp.
("ORCIC")
Owl Rock
Technology
Finance Corp. II
("ORTF II")
Owl Rock
Technology
Income Corp.
("ORTIC")

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Victor Woolridge, 65	Director	Managing Director of Barings Real Estate Advisers, LLC	Class III Director since 2021; Term expires in 2023	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC
Christopher M. Temple, 54	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2024	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC Plains All American Pipeline Company HMT, LLC
Melissa Weiler, 57	Director	Private Investor, Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021; Term expires in 2024	7	ORCC ORCC III ORTF ORTF II ORTIC ORCIC
Edward D'Alelio, 69	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2022	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Interested Director(4)
Craig W. Packer, 55	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Company, ORCC, ORCC III, ORCIC, ORTF, ORTF II and ORTIC (the "Owl Rock BDCs") Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2022	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")

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
(4)
“Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.

Independent Directors

Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle market companies. Prior to joining UBS, Mr. Kaye has served as Global Co‑Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.

We believe Mr. Kaye’s management positions and experiences in the middle market provide the Board with valuable insight.

Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle market private equity firm managing over $3.5 billion of committed capital, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries and National HME, and currently serves on the boards of Loenbro, Inc. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.

We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.

Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.

We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.

Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since June 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of directors of the Company, ORCC, ORCC III, ORTF and ORCIC in February 2021 and the boards of directors of ORTIC and ORTF II in August 2021 and November 2021, respectively.

We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board of Directors.

Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Since 2019, Mr. Woolridge has served as Chairman of UMass Building Authority. Mr. Woolridge has also served on the UMass Foundation's investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC III, ORTF, ORCIC, ORTIC and ORTF II in November 2021.

Interested Director

Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and the Company since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively, and since June 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co‑founding Owl Rock, Mr. Packer was Co‑Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co‑Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.

We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry‑specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.

Meetings and Attendance

The Board met eight times during 2021 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2021.

Board Attendance at the Annual Meeting

Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. All of our then-current directors attended the 2021 annual meeting of shareholders.

Board Leadership Structure and Role in Risk Oversight

Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not "interested persons" of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.

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

Committees of the Board

The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance can be accessed on the Company’s website at www.owlrockbdcs.com.

As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Eric Kaye	Eric Kaye
Christopher M. Temple	Christopher M. Temple
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge

Audit Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Audit Committee:

(a)
assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;
(b)
prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;
(c)
oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;
(d)
determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e)
pre‑approves all audit and non‑audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)
acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had nine formal meetings in 2021.

Our Board has determined that Christopher M. Temple qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.

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

Nominating and Corporate Governance Committee Governance, Responsibilities and Meetings

In accordance with its written charter adopted by the Board, the Nominating and Corporate Governance Committee:

(a)
recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;
(b)
makes recommendations with regard to the tenure of the directors;
(c)
is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and
(d)
recommends to the Board the compensation to be paid to the independent directors of the Board.

The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee had five formal meeting in 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrockbdcs.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockbdcs.com as well as file a Form 8‑K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors

The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	49	Chief Compliance Officer	2018
Bryan Cole	37	Chief Financial Officer and Chief Operating Officer	2017
Alexis Maged	56	Vice President	2017
Neena Reddy	43	Vice President and Secretary	2019
Alan Kirshenbaum	51	Executive Vice President	2021
Jonathan Lamm	47	Vice President	2021
Matthew Swatt	33	Co-Chief Accounting Officer and Co-Treasurer	2021
Shari Withem	39	Co-Chief Accounting Officer and Co-Treasurer	2021

The address for each of our executive officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.

Ms. Hager is a Managing Director of Blue Owl, a member of the firm's operating committee and also serves as the Chief Compliance Officer of each of the Owl Rock BDCs, Blue Owl and each of Blue Owl's registered investment advisers, including the Owl Rock Advisers. Prior to joining Owl Rock in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.

Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC III, ORCIC and ORTIC, and as the Chief Accounting Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non‑traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.

Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York‑based provider of pet‑themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co‑Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid‑2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.

Ms. Reddy is a Managing Director, the General Counsel and the Secretary of Blue Owl Capital Inc., Chief Legal Officer of all of Blue Owl’s registered investment advisers, including the Owl Rock Advisers and a member of the firm’s Executive Committee and Operating Committee. Ms. Reddy also serves as Vice President and Secretary of each of the Owl Rock BDCs. Prior to joining Owl Rock from June 2010 to April 2019, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a B.A. in English, magna cum laude, from Georgetown University and a J.D. from New York University School of Law.

Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and ORTF II since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of the Company and ORTF, and as Chief Operating Officer of the Company, ORCC III and ORCIC. In addition, Mr. Kirshenbaum served on the boards of directors of ORCC and the Company from 2015-2021, ORTF from 2018-2021, and ORCC III and ORCIC from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX's finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management ("BSAM") in 1999 and was BSAM's Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum is also a member of the Rutgers University Dean's Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.

Mr. Lamm is a Managing Director of Blue Owl, a Vice President of the Company, ORCC III, ORCIC and ORTIC, and the Chief Operating Officer and Chief Financial Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock, a division of Blue Owl, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. ("GSBD"), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD's finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.

Mr. Swatt is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services --Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.

Ms. Withem is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting Officer of the Company, ORCC III, ORCIC and ORTIC, and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Prior to joining Owl Rock in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. (formerly TPG Specialty Lending, Inc.), a business development company traded on the NYSE (TSLX), where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq (MCGC) and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is licensed as a Certified Public Accountant in Virginia.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

The Investment Team performs a similar role for ORCC, ORCC III and ORCIC, and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC, from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS —We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interests" for a discussion of potential conflicts of interests.

The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979

In addition to managing our investments, as of December 31, 2021, Messrs. Ostrover, Packer, Lipschultz, Maged and Walwyn, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,298.2
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$2,944.4
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$3,163.7
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology related lending	$6,291.7
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology related lending	$45.0
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology related lending	$0.1

As of December 31, 2021, our portfolio managers also managed private funds (the "Owl Rock Private Funds") with a total of approximately $6.7 billion in gross assets.

The management and incentive fees payable by the Owl Rock Clients are based on the gross assets or net assets and performance, respectively, of each Owl Rock Client.

Biographical information regarding the members of the Investment Committee, who is not a director or executive officer of the Company is as follows:

Douglas I. Ostrover

Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover has served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of ORTF from 2018-2021, and on the boards of directors of the Company and ORCIC from 2020-2021. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

Marc S. Lipschultz

Mr. Lipschultz serves as the Co-Chief Investment Officer of the Adviser, ORDA, ORPFA and ORTA, and is a member of the Adviser's Investment Committee and was a Co-Founder of Owl Rock Capital Partners. Mr. Lipschultz is also a Co-Founder and Co-President of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Prior to founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, and he served on the firm's Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, infrastructure and direct-asset investing. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. He received an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University and an M.B.A. with high distinction, Baker Scholar, from Harvard Business School. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee and board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees.

Jeff Walwyn

Mr. Walwyn is a Managing Director in the Owl Rock division of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Owl Rock Advisers and serves as a member of the investment committee of the Adviser and Owl Rock Capital Advisors LLC. Prior to joining Owl Rock in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management's acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received a B.A. from Cornell University and an M.B.A. from Duke University's Fuqua School of Business and is a Chartered Financial Analyst.

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 1, 2022 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	—	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	—	over $100,000
Jeff Walwyn	—	—

________________

(1)
Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)
The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of $8.98 per share of the Company times the number of shares beneficially owned.
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock of $14.70 as of February 18, 2022 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the investment committee member, (2) the current net asset value per share of Owl Rock Capital Corporation III's common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the investment committee member, (3) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock as of December 31, 2021, beneficially owned by the investment committee member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the investment committee member, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock as of December 31, 2021, multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the investment committee member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the investment committee member and (7) the total dollar range of equity securities in the Company beneficially owned by the investment committee member.

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

Director Compensation

No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in‑person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2021:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$230,000	$230,000	$1,160,342
Christopher M. Temple	$225,000	$225,000	$1,112,720
Eric Kaye	$225,000	$225,000	$1,072,720
Brian Finn	$205,000	$205,000	$1,028,277
Melissa Weiler	$200,000	$200,000	$1,004,277
Victor Woolridge	$37,500	$37,500	$219,049

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 25, 2022 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 152,156,848 shares of our common stock outstanding as of February 25, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

	Shares Beneficially Owned
Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	116,667	*
Independent Directors
Edward D'Alelio	—	0%
Eric Kaye	—	0%
Christopher M. Temple	—	0%
Melissa Weiler	—	0%
Victor Woolridge	—	0%
Executive Officers
Karen Hager	—	0%
Bryan Cole	—	0%
Alexis Maged	—	0%
Neena Reddy	—	0%
Alan Kirshenbaum	13,889	*
Jonathan Lamm	—	0%
Matthew Swatt	—	0%
Shari Withem	—	0%
All officers and directors as a group (14 persons)(1)	130,556	*

________________

* Less than 1%.

(1)
The address for each of the directors and officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 38th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors

The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 25, 2022 stated as one of the following dollar ranges: None; $1‑$10,000; $10,001‑ $50,000; $50,001‑$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Core Income Corp., Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	—

________________

(1)
Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net asset price of $8.98 per share by the number of equity securities beneficially owned.
(3)
The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (t) the product obtained by multiplying the net asset value per share of the Owl Rock Technology Finance Corp. as of December 31, 2021, times the number of shares of Owl Rock Technology Finance Corp. beneficially owned, (u) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned, (v) the product obtained by multiplying the current net asset value of Owl Rock Capital Corporation III as of December 31, 2021, times the number of shares of Owl Rock Capital Corporation III beneficially owned, (w) the product obtained by multiplying the net asset value per share of the Owl Rock Technology Finance Corp. II as of December 31, 2021, times the number of shares of Owl Rock Technology Finance Corp. II beneficially owned, (x) the product obtained by multiplying the current net offering price of Owl Rock Core Technology Income Corp., times the number of shares of Owl Rock Core Technology Income Corp. beneficially owned, (y) the product obtained by multiplying the closing price of Owl Rock Capital Corporation common stock of $14.70 as of February 18 2022 by the number of shares of Owl Rock Capital Corporation beneficially owned, and (z) the total dollar range of equity securities in the Company beneficially owned by the director.

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

Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC (formerly, Owl Rock Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the Adviser as well as entities managed by the other Owl Rock Advisers, including ORCC, ORTF, and the Owl Rock Private Funds (the “Owl Rock Clients”), for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

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

Exemptive Relief

We, the Adviser and certain of our affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, complete follow-on investments in our existing portfolio companies with certain private funds managed by the Adviser or its affiliates and covered by our exemptive relief, even if such private funds had not previously invested in such existing portfolio company. Although the conditional exemptive order has expired, the SEC's Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein. Without this order, private funds would generally not be able to participate in such follow-on investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the exemptive relief and that have investment objective similar to ours.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

License Agreement

We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non‑exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.

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

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, Woolridge and D'Alelio and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an "interested person" (as defined in the 1940 Act) of the Company since he is employed by the Adviser.

Item 14. Principal Accounting Fees and Services.

KPMG LLP has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and December 31, 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2021 and December 31, 2020:

	For the Fiscal Year ended December 31, 2021	For the Fiscal Year ended December 31, 2020
Audit Fees	$782,000	$864,000
Audit-Related Fees(1)	—	—
Tax Fees	228,415	118,200
All Other Fees(2)	—	—
Total Fees	$1,010,415	$982,200

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
10.7

Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, filed on April 5, 2017).

10.8

Selected Dealer Agreement with Ameriprise Financial Services, Inc., dated October 13, 2017 (incorporated by reference to Exhibit (h)(3) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2, filed on October 13, 2017).

10.9	Form of Follow-On Dealer Manager Agreement (incorporated by reference to Exhibit (h)(4) of Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 3, 2019).
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

10.12	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on N-2, filed on November 23, 2016).
10.13	Form of Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Company’s Registration Statement on N-2, filed on September 20, 2016).

10.14

Amended and Restated Administration Agreement between Owl Rock Capital Corporation and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.15	Form of License Agreement (incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on N-2, filed on November 23, 2016).
10.16

Amended and Restated Escrow Agreement, dated January 6, 2017 (incorporated by reference to Exhibit (k)(3) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on N-2, filed on January 11, 2017).

10.17

Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant and our Adviser, dated August 8, 2017 (incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on N-2, filed on August 14, 2017).

10.18

Form of Promissory Note by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2017).

10.19

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

10.21

Form of Sale and Contribution Agreement between Owl Rock Capital Corporation II and ORCC II Financing LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2017).

10.22

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

10.23

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

10.24

Cooperation Agreement among ORCC II Financing LLC, OR Lending II LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 3, 2018).

10.25

Partial Waiver of Advisory Fee, dated June 8, 2018, by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.26

Waiver of Incentive Fee on Income, dated February 27, 2019, by and between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.27

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

10.29

Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of March 11, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 12, 2019).

10.30

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

10.31

Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of April 29, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K, filed April 29, 2019).

10.32

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

10.33

Sale and Contribution Agreement, dated as of April 14, 2020, between Owl Rock Capital Corporation II, as Seller and ORCC II Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed April 16, 2020).

10.34

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

10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on February 24, 2020).
10.36

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

14.1*	Code of Ethics
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

* Filed herewith.

** Furnished herewith.

________________

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: March 4, 2022	By:	/s/ Bryan Cole
Bryan Cole Chief Financial Officer, Chief Operating Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 4, 2022.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Financial Officer and Chief Operating Officer
Bryan Cole

/s/ Matthew Swatt	Co-Chief Accounting Officer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer and Co-Controller
Shari Withem