Form 10-Q
period 2022-03-31
Owl Rock Capital Corp II
filed 2022-05-11
CIK 1655887

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 151,210,337 shares of common stock, $0.01 par value per share, outstanding.

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
•
the impact of the "COVID-19" pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy, including as a result of recent supply chain disruptions;
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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Owl Rock Capital Corporation II

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,366,121 and $2,387,782 respectively)	$2,370,791	$2,406,130
Non-controlled, affiliated investments (amortized cost of $13,923 and $13,418, respectively)	13,895	13,398
Total investments at fair value (amortized cost of $2,380,044 and $2,401,200, respectively)	2,384,686	2,419,528
Cash	35,803	52,294
Foreign cash (cost of $1,221 and $1,833, respectively)	1,173	1,773
Interest receivable	17,640	15,187
Receivable for investments sold	—	11,623
Prepaid expenses and other assets	1,554	743
Total Assets	$2,440,856	$2,501,148
Liabilities
Debt (net of deferred unamortized debt issuance costs of $4,234 and $3,237, respectively)	$1,067,993	$1,113,945
Payables to affiliates	14,423	16,943
Accrued expenses and other liabilities	16,472	10,569
Total Liabilities	1,098,888	1,141,457
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 150,818,035 and 151,376,519 shares issued and outstanding, respectively	1,508	1,514
Additional paid-in-capital	1,351,301	1,356,176
Distributable earnings	(10,841)	2,001
Total Net Assets	1,341,968	1,359,691
Total Liabilities and Net Assets	$2,440,856	$2,501,148
Net Asset Value Per Share	$8.90	$8.98

________________

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income(1)	$40,863	$39,486
Payment-in-kind interest income(1)	4,037	1,765
Dividend income	2,535	1,026
Other income	740	482
Total investment income from non-controlled, non-affiliated investments	48,175	42,759
Investment income from non-controlled, affiliated investments:
Interest income	184	160
Other Income	20	21
Total investment income from non-controlled, affiliated investments	204	181
Total Investment Income	48,379	42,940
Operating Expenses
Offering costs	—	385
Interest expense	10,257	8,520
Management fee	9,084	8,214
Performance based incentive fees	3,357	3,848
Professional fees	1,393	1,177
Directors' fees	314	261
Other general and administrative	721	611
Total Operating Expenses	25,126	23,016
Expense support	—	(1,449)
Net Operating Expenses	25,126	21,567
Net Investment Income (Loss) Before Taxes	23,253	21,373
Income tax expense (benefit), including excise tax expense (benefit)	269	311
Net Investment Income (Loss)	$22,984	$21,062
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(12,292)	$12,226
Non-controlled, affiliated investments	(8)	37
Income tax (provision) benefit	—	(878)
Translation of assets and liabilities in foreign currencies	(1,419)	(551)
Total Net Change in Unrealized Gain (Loss)	(13,719)	10,834
Net realized gain (loss):
Non-controlled, non-affiliated investments	795	197
Foreign currency transactions	(55)	170
Total Net Realized Gain (Loss)	740	367
Total Net Realized and Change in Unrealized Gain (Loss)	(12,979)	11,201
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,005	$32,263
Earnings Per Share - Basic and Diluted	$0.07	$0.22
Weighted Average Shares Outstanding - Basic and Diluted	151,788,770	149,144,175

________________

(1)
For the three months ended March 31, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(7)(23)(24)	First lien senior secured loan	L + 5.75%	8/28/2028	$935	$918	$916	0.1%
Global Music Rights, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(2)	(2)	—%
				935	916	914	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(7)(24)	First lien senior secured loan	L + 7.25%	1/3/2025	37,792	37,409	35,713	2.7%
Peraton Corp.(6)(24)(25)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,365	14,421	1.1%
Valence Surface Technologies LLC(7)(23)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	30,700	30,432	27,170	2.0%
Valence Surface Technologies LLC(7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	2,509	2,489	2,219	0.2%
				85,563	84,695	79,523	6.0%
Buildings and real estate
Associations, Inc.(7)(24)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	80,471	79,766	79,467	5.9%
Associations, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(54)	(77)	—%
REALPAGE, INC.(6)(23)(24)(25)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,411	6,508	0.5%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(8)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,708	18,640	17,820	1.3%
Imperial Parking Canada(11)(24)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	3,928	3,716	3,742	0.3%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)(6)(23)(24)(33)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,396	1,398	1,288	0.1%
				111,003	109,877	108,748	8.1%
Business services
Access CIG, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,487	24,317	1.8%
CIBT Global, Inc.(7)(23)(24)(29)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	151	109	91	—%
CIBT Global, Inc.(15)(23)(24)(29)	Second lien senior secured loan	L + 7.75% PIK	12/1/2025	11,237	4,720	2,304	0.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Denali BuyerCo, LLC (dba Summit Companies)(7)(24)	First lien senior secured loan	L + 6.00%	9/15/2028	5,562	5,455	5,478	0.4%
Denali BuyerCo, LLC (dba Summit Companies)(7)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	70	67	68	—%
Denali BuyerCo, LLC (dba Summit Companies)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	33	32	31	—%
Diamondback Acquisition, Inc. (dba Sphera)(7)(23)(24)	First lien senior secured loan	L + 5.50%	9/13/2028	830	814	809	0.1%
Diamondback Acquisition, Inc. (dba Sphera)(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(2)	(2)	—%
Entertainment Benefits Group, LLC(7)(24)	First lien senior secured loan	L + 5.75%	9/30/2025	20,916	20,726	20,915	1.6%
Entertainment Benefits Group, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	9/30/2024	—	(21)	—	—%
Gainsight, Inc.(7)(23)(24)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	4,998	4,987	0.4%
Gainsight, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(14)	(15)	—%
Hercules Borrower, LLC (dba The Vincit Group)(7)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,486	28,136	28,486	2.1%
Hercules Borrower, LLC (dba The Vincit Group)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	357	317	357	—%
Hercules Buyer, LLC (dba The Vincit Group)(19)(23)(24)(26)	Unsecured notes	0.48% PIK	12/14/2029	820	820	820	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(6)(23)(24)	First lien senior secured loan	L + 5.50%	10/19/2028	893	876	871	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(12)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	51	50	49	—%
				99,047	91,570	89,566	6.8%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company)(7)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,209	22,444	1.7%
Douglas Products and Packaging Company LLC(7)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	19,505	19,475	19,310	1.4%
Douglas Products and Packaging Company LLC(12)(24)(33)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	773	761	747	0.1%
Gaylord Chemical Company, L.L.C.(7)(24)	First lien senior secured loan	L + 6.50%	3/30/2027	30,087	29,828	29,862	2.2%
Gaylord Chemical Company, L.L.C.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(21)	(20)	—%
Velocity HoldCo III Inc. (dba VelocityEHS)(7)(23)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	6,086	5,967	5,949	0.4%
Velocity HoldCo III Inc. (dba VelocityEHS)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(7)	(8)	—%
				78,951	78,212	78,284	5.8%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Consumer products
Conair Holdings, LLC(7)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,329	44,663	3.3%
Feradyne Outdoors, LLC(6)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	750	748	750	0.1%
Foundation Consumer Brands, LLC(7)(23)(24)	First lien senior secured loan	L + 5.50%	2/12/2027	1,000	1,000	1,000	0.1%
Lignetics Investment Corp.(7)(24)	First lien senior secured loan	L + 6.00%	11/1/2027	9,779	9,663	9,559	0.7%
Lignetics Investment Corp.(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(14)	(28)	—%
Lignetics Investment Corp.(7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	417	400	384	—%
SWK Buyer, Inc. (dba Stonewall Kitchen)(17)(23)(24)	First lien senior secured loan	SR + 5.25%	3/12/2029	754	740	739	0.1%
SWK Buyer, Inc. (dba Stonewall Kitchen)(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(2)	(2)	—%
SWK Buyer, Inc. (dba Stonewall Kitchen)(12)(23)(24)(33)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	7	6	6	—%
WU Holdco, Inc. (dba Weiman Products, LLC)(7)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	46,615	45,977	46,382	3.4%
WU Holdco, Inc. (dba Weiman Products, LLC)(12)(23)(24)(33)	First lien senior secured revolving loan	P + 4.50%	3/26/2025	352	310	334	—%
				104,674	103,157	103,787	7.7%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging)(7)(23)(24)	First lien senior secured loan	L + 5.75%	10/2/2028	770	763	759	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	13	12	12	—%
Fortis Solutions Group, LLC(7)(23)(24)	First lien senior secured loan	L + 5.50%	10/13/2028	646	634	630	—%
Fortis Solutions Group, LLC(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(2)	(4)	—%
Fortis Solutions Group, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(2)	(2)	—%
Pregis Topco LLC(6)(24)	Second lien senior secured loan	L + 7.14%	8/1/2029	30,000	29,526	29,770	2.2%
				31,429	30,931	31,165	2.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Distribution
ABB/Con-cise Optical Group LLC(7)(23)(24)	First lien senior secured loan	L + 7.50%	2/23/2028	906	892	892	0.1%
ABB/Con-cise Optical Group LLC(12)(23)(24)(33)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	35	34	33	—%
Aramsco, Inc.(6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,275	10,174	10,249	0.8%
Aramsco, Inc.(6)(23)(24)(33)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	708	697	705	0.1%
Endries Acquisition, Inc.(7)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	22,183	21,956	22,183	1.7%
Individual Foodservice Holdings, LLC(8)(24)	First lien senior secured loan	L + 6.25%	11/21/2025	39,773	39,242	39,474	2.9%
Individual Foodservice Holdings, LLC(6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	805	754	771	0.1%
Offen, Inc.(6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,684	4,654	4,684	0.3%
				79,369	78,403	78,991	6.0%
Education
Learning Care Group (US) No. 2 Inc.(7)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,335	5,259	0.4%
Pluralsight, LLC(8)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,440	20,383	1.5%
Pluralsight, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(11)	(16)	—%
				26,034	25,764	25,626	1.9%
Financial services
AxiomSL Group, Inc.(7)(24)	First lien senior secured loan	L + 6.00%	12/3/2027	43,347	42,906	42,697	3.2%
AxiomSL Group, Inc.(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	(11)	—%
AxiomSL Group, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(32)	(52)	—%
Blackhawk Network Holdings, Inc.(6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,683	18,683	1.4%
Hg Genesis 8 Sumoco Limited(10)(21)(23)(24)	Unsecured facility	SA + 7.50% PIK	8/28/2025	6,012	6,044	5,998	0.4%
Hg Genesis 9 SumoCo Limited(13)(21)(23)(24)	Unsecured Facility	E + 7.00% PIK	3/10/2027	1,001	988	994	0.1%
Hg Saturn Luchaco Limited(8)(21)(23)(24)	Unsecured facility	L + 7.50% PIK	3/30/2026	27,063	28,154	26,725	2.0%
Muine Gall, LLC(8)(21)(23)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	51,042	51,174	50,914	3.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(24)	First lien senior secured loan	L + 5.75%	9/8/2025	3,334	3,315	3,293	0.2%
NMI Acquisitionco, Inc. (dba Network Merchants)(6)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	656	643	645	—%
NMI Acquisitionco, Inc. (dba Network Merchants)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(2)	(3)	—%
Smarsh Inc.(16)(23)(24)	First lien senior secured loan	SR + 6.50%	2/16/2029	762	754	754	0.1%
Smarsh Inc.(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 6.50%	2/18/2024	—	(1)	—	—%
Smarsh Inc.(23)(24)(33)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	—	—	—%
				151,994	152,616	150,637	11.1%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(7)(23)(24)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,960	4,938	0.4%
BP Veraison Buyer, LLC (dba Sun World)(7)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	14,485	14,329	14,268	1.1%
BP Veraison Buyer, LLC (dba Sun World)(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(6)	(23)	—%
BP Veraison Buyer, LLC (dba Sun World)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(19)	(27)	—%
H-Food Holdings, LLC(6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—%
H-Food Holdings, LLC(6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,933	17,654	1.3%
Hometown Food Company(6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	1,695	1,684	1,678	0.1%
Hometown Food Company(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(3)	(5)	—%
Innovation Ventures HoldCo, LLC(16)(23)(24)	First lien senior secured loan	SR + 6.00%	3/11/2027	600	591	591	—%
Innovation Ventures HoldCo, LLC(18)(23)(24)(33)	First lien senior secured delayed draw term loan	SR + 6.00%	9/30/2022	—	—	—	—%
Innovation Ventures HoldCo, LLC(18)(23)(24)(33)	First lien senior secured delayed draw term loan	SR + 6.00%	5/14/2022	—	—	—	—%
Nellson Nutraceutical, LLC(7)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,208	26,597	26,596	2.0%
Nutraceutical International Corporation(6)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	36,471	36,040	35,468	2.6%
Nutraceutical International Corporation(6)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	2,353	2,328	2,288	0.2%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,861	4,811	4,569	0.3%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(23)(24)(33)	First lien senior secured revolving loan	L + 4.50%	7/30/2023	227	221	167	—%
Shearer's Foods, LLC(6)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,576	49,749	3.7%
Ultimate Baked Goods Midco, LLC(7)(24)	First lien senior secured loan	L + 6.25%	8/13/2027	16,459	16,081	15,964	1.2%
Ultimate Baked Goods Midco, LLC(8)(23)(24)(33)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,250	1,205	1,190	0.1%
				178,810	176,329	175,066	13.0%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(17)(23)(24)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	980	980	0.1%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(6)(23)(24)	First lien senior secured loan	L + 5.75%	2/1/2029	854	837	837	0.1%
CSC Mkg Topco LLC (dba Medical Knowledge Group)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(2)	(2)	—%
Nelipak Holding Company(7)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	2,946	2,908	2,895	0.2%
Nelipak Holding Company(7)(23)(24)(33)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	368	360	352	—%
Nelipak Holding Company(23)(24)(33)(34)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(30)	(15)	—%
Nelipak Holding Company(7)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,906	7,874	0.6%
Nelipak Holding Company(14)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	7,978	7,937	7,818	0.6%
Packaging Coordinators Midco, Inc.(7)(24)	Second lien senior secured loan	L + 7.00%	12/13/2029	37,269	36,599	36,337	2.7%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (6)(24)	First lien senior secured loan	L + 6.75%	1/31/2028	25,716	25,334	25,331	1.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(42)	(40)	—%
Rhea Parent, Inc.(16)(23)(24)	First lien senior secured loan	SR + 5.75%	2/19/2029	774	759	758	0.1%
				84,899	83,546	83,125	6.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare providers and services
Diagnostic Service Holdings, Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	3/17/2025	1,000	1,000	1,000	0.1%
KS Management Services, L.L.C.(6)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	48,875	48,468	48,875	3.6%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	12,933	12,762	12,707	0.9%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	6,507	6,436	6,389	0.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,245	1,212	1,215	0.1%
Natural Partners, LLC(6)(21)(23)(24)	First lien senior secured loan	L + 6.00%	11/29/2027	931	913	913	0.1%
Natural Partners, LLC(21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(1)	(1)	—%
OB Hospitalist Group, Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	9/27/2027	22,551	22,132	21,987	1.6%
OB Hospitalist Group, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	—	(54)	(73)	—%
Ex Vivo Parent Inc. (dba OB Hospitalist)(7)(23)(24)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	11,184	10,972	10,933	0.8%
Phoenix Newco, Inc. (dba Parexel)(6)(23)(24)	Second lien senior secured loan	L + 6.50%	11/15/2029	35,000	34,663	34,475	2.5%
Premier Imaging, LLC (dba LucidHealth)(6)(24)	First lien senior secured loan	L + 6.00%	1/2/2025	7,588	7,509	7,511	0.6%
Quva Pharma, Inc.(7)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	11,759	11,446	11,377	0.8%
Quva Pharma, Inc.(8)(23)(24)(33)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	331	302	293	—%
TC Holdings, LLC (dba TrialCard)(7)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	18,132	18,039	18,132	1.4%
TC Holdings, LLC (dba TrialCard)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(7)	—	—%
Vermont Aus Pty Ltd(16)(21)(23)(24)	First lien senior secured loan	SR + 5.50%	3/22/2028	1,000	975	975	0.1%
				179,036	176,767	176,708	13.1%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(8)(23)(24)	First lien senior secured loan	L + 5.75%	8/23/2028	602	593	590	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(2)	(3)	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(1)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Bracket Intermediate Holding Corp.(7)(23)(24)(25)	First lien senior secured loan	L + 4.25%	9/5/2025	73	70	73	—%
Bracket Intermediate Holding Corp.(7)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,702	3,713	0.3%
GI Ranger Intermediate, LLC (dba Rectangle Health)(16)(23)(24)	First lien senior secured loan	SR + 6.00%	10/30/2028	924	906	903	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(16)(23)(24)(33)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	7	6	6	—%
Inovalon Holdings, Inc.(7)(24)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	42,410	41,400	41,244	3.1%
Inovalon Holdings, Inc.(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(53)	(67)	—%
Inovalon Holdings, Inc.(7)(23)(24)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	20,637	20,243	20,174	1.5%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(21)(23)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	38,465	38,094	38,273	2.9%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(7)(21)(23)(24)(33)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	994	982	987	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(7)(23)(24)	First lien senior secured loan	L + 6.25%	12/24/2026	14,348	14,256	14,257	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.25%	12/26/2024	—	(4)	(4)	—%
RL Datix Holdings (USA), Inc.(8)(21)(23)(24)	First lien senior secured loan	L + 5.00%	4/28/2025	10,000	9,803	9,775	0.7%
RL Datix Holdings (USA), Inc.(8)(21)(23)(24)	Second lien senior secured loan	L + 7.75%	4/27/2026	5,000	4,902	4,900	0.4%
Datix Bidco Limited (dba RLDatix)(9)(21)(23)(24)	First lien senior secured loan	G + 4.50%	4/28/2025	839	861	821	0.1%
Datix Bidco Limited (dba RLDatix)(9)(21)(23)(24)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,194	2,251	2,150	0.2%
				140,243	138,009	137,791	10.5%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(7)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	26,989	26,681	26,719	2.0%
HGH Purchaser, Inc. (dba Horizon Services)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.75%	11/3/2023	—	—	(20)	—%
HGH Purchaser, Inc. (dba Horizon Services)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	2,836	2,801	2,798	0.2%
Walker Edison Furniture Company LLC(7)(24)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	16,928	16,928	15,405	1.1%
				46,753	46,410	44,902	3.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(6)(23)(24)	Second lien senior secured loan	L + 6.50%	10/15/2029	16,667	16,427	16,333	1.2%
IG Investments Holdings, LLC (dba Insight Global)(7)(23)(24)	First lien senior secured loan	L + 6.00%	9/22/2028	9,231	9,058	9,046	0.7%
IG Investments Holdings, LLC (dba Insight Global)(12)(23)(24)(33)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	145	131	130	—%
				26,043	25,616	25,509	1.9%
Infrastructure and environmental services
LineStar Integrity Services LLC(8)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	12,954	12,927	11,528	0.9%
Tamarack Intermediate, L.L.C.(16)(23)(24)	First lien senior secured loan	SR + 5.75%	3/13/2028	685	672	671	0.1%
Tamarack Intermediate, L.L.C.(23)(24)(33)(34)	First lien senior secured revolving loan	SR + 5.75%	3/13/2028	—	(2)	(2)	—%
				13,639	13,597	12,197	1.0%
Insurance
Alera Group, Inc.(6)(24)	First lien senior secured loan	L + 5.50%	10/2/2028	9,686	9,476	9,420	0.7%
Alera Group, Inc.(6)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	2,658	2,601	2,583	0.2%
Ardonagh Midco 2 PLC(21)(23)(24)(26)	Unsecured notes	11.50%	1/15/2027	602	598	638	—%
Ardonagh Midco 3 PLC(10)(21)(23)(24)	First lien senior secured GBP term loan	SA + 7.00%	7/14/2026	6,135	5,744	6,134	0.5%
Ardonagh Midco 3 PLC(14)(21)(23)(24)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	546	539	545	—%
Ardonagh Midco 3 PLC(8)(21)(23)(24)	First lien senior secured USD term loan	L + 5.75%	7/14/2026	1,440	1,414	1,429	0.1%
Ardonagh Midco 3 PLC(18)(21)(23)(24)(33)	First lien senior secured GBP delayed draw term loan	G + 6.00%	8/19/2023	—	—	(5)	—%
Brightway Holdings, LLC(6)(23)(24)	First lien senior secured loan	L + 6.50%	12/16/2027	4,474	4,420	4,407	0.3%
Brightway Holdings, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(6)	(8)	—%
Evolution BuyerCo, Inc. (dba SIAA)(7)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	29,730	29,349	29,283	2.2%
Evolution BuyerCo, Inc. (dba SIAA)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(27)	(33)	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC(8)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	27,499	27,214	27,499	2.0%
Integrity Marketing Acquisition, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(16)	—	—%
Norvax, LLC (dba GoHealth)(7)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	17,151	16,684	17,065	1.3%
Norvax, LLC (dba GoHealth)(6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	2,114	2,094	2,100	0.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(7)(23)(24)	First lien senior secured loan	L + 6.00%	11/1/2028	22,825	22,615	22,483	1.7%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(10)	(16)	—%
PCF Midco II, LLC (dba PCF Insurance Services)(23)(24)(26)	First lien senior secured loan	9.00% PIK	10/31/2031	22,233	20,247	19,843	1.5%
TEMPO BUYER CORP. (dba Global Claims Services)(7)(23)(24)	First lien senior secured loan	L + 5.50%	8/28/2028	701	688	683	0.1%
TEMPO BUYER CORP. (dba Global Claims Services)(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(2)	(3)	—%
TEMPO BUYER CORP. (dba Global Claims Services)(12)(23)(24)(33)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	4	2	1	—%
THG Acquisition, LLC (dba Hilb)(7)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,107	24,656	24,730	1.7%
THG Acquisition, LLC (dba Hilb)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(29)	(28)	—%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(23)(24)	First lien senior secured loan	L + 5.50%	7/23/2027	1,681	1,650	1,639	0.1%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(7)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	3	—	(2)	—%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(7)(23)(24)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,383	1,358	1,355	0.1%
				175,972	171,259	171,742	12.7%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(7)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	10,783	10,694	10,621	0.8%
3ES Innovation Inc. (dba Aucerna)(21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(4)	(10)	—%
Apptio, Inc.(7)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,363	7,285	7,363	0.5%
Apptio, Inc.(7)(23)(24)(33)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	196	192	196	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Barracuda Networks, Inc.(7)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,435	7,463	0.6%
Bayshore Intermediate #2, L.P. (dba Boomi)(7)(23)(24)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	15,205	14,888	14,825	1.1%
Bayshore Intermediate #2, L.P. (dba Boomi)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(26)	(31)	—%
BCPE Nucleon (DE) SPV, LP(8)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,121	35,289	2.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(23)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,412	8,419	0.6%
BCTO BSI Buyer, Inc. (dba Buildertrend)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	566	—%
Centrify Corporation(7)(23)(24)	First lien senior secured loan	L + 5.75%	3/2/2028	13,171	12,882	12,875	1.0%
Centrify Corporation(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(32)	(30)	—%
CivicPlus, LLC(7)(23)(24)	First lien senior secured loan	L + 6.00%	8/24/2027	626	620	616	—%
CivicPlus, LLC(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	(1)	—%
CivicPlus, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(1)	(1)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(7)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,828	39,800	3.0%
EET Buyer, Inc. (dba e-Emphasys)(8)(23)(24)	First lien senior secured loan	L + 5.75%	11/8/2027	909	901	895	0.1%
EET Buyer, Inc. (dba e-Emphasys)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(1)	(1)	—%
Forescout Technologies, Inc.(7)(23)(24)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	7,351	7,265	7,351	0.5%
Forescout Technologies, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(8)	—	—%
Genesis Acquisition Co. (dba Procare Software)(7)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,009	1,992	1,949	0.1%
Genesis Acquisition Co. (dba Procare Software)(7)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	291	284	—%
GovBrands Intermediate, Inc.(7)(23)(24)	First lien senior secured loan	L + 5.50%	8/4/2027	2,478	2,422	2,391	0.2%
GovBrands Intermediate, Inc.(7)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	558	542	532	—%
GovBrands Intermediate, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(4)	(6)	—%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(8)(21)(23)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	14,545	14,227	14,545	1.1%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(93)	—	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Hyland Software, Inc.(6)(23)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	12,145	12,135	12,024	0.9%
IQN Holding Corp. (dba Beeline)(8)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	20,734	20,592	20,681	1.5%
IQN Holding Corp. (dba Beeline)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(11)	(7)	—%
Litera Bidco LLC(6)(24)	First lien senior secured loan	L + 5.85%	5/29/2026	27,117	26,844	27,117	2.0%
Litera Bidco LLC(6)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	352	342	352	—%
Litera Bidco LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(7)	—	—%
MessageBird BidCo B.V.(8)(21)(24)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,690	15,640	1.2%
MINDBODY, Inc.(8)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	11,890	11,822	11,890	0.9%
MINDBODY, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(5)	—	—%
Ministry Brands Holdings, LLC(7)(23)(24)	First lien senior secured loan	L + 5.50%	12/29/2028	706	692	689	0.1%
Ministry Brands Holdings, LLC(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(3)	—%
Ministry Brands Holdings, LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	—	(1)	(2)	—%
Proofpoint, Inc.(7)(23)(24)(25)	Second lien senior secured loan	L + 6.25%	8/31/2029	4,900	4,877	4,871	0.4%
QAD, Inc.(7)(23)(24)	First lien senior secured loan	L + 6.00%	11/5/2027	4,429	4,345	4,318	0.3%
QAD, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(11)	(14)	—%
Tahoe Finco, LLC(7)(21)(23)(24)	First lien senior secured loan	L + 6.00%	9/29/2028	23,256	23,036	22,907	1.7%
Tahoe Finco, LLC(21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(16)	(26)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	13,837	13,711	13,665	1.0%
Thunder Purchaser, Inc. (dba Vector Solutions)(18)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(6)	—%
Thunder Purchaser, Inc. (dba Vector Solutions)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	141	134	131	—%
When I Work, Inc.(7)(23)(24)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	762	755	750	0.1%
When I Work, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(1)	(2)	—%
				303,867	300,314	300,875	22.3%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Leisure and entertainment
Troon Golf, L.L.C.(7)(24)	First lien senior secured loan	L + 6.00%	8/5/2027	61,179	60,901	60,873	4.5%
Troon Golf, L.L.C.(6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	878	858	855	0.1%
				62,057	61,759	61,728	4.6%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products)(6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,160	6,206	0.5%
Ideal Tridon Holdings, Inc.(7)(24)	First lien senior secured loan	L + 5.25%	7/31/2024	13,472	13,341	13,438	1.0%
Ideal Tridon Holdings, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	—	(7)	(4)	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(8)(24)	First lien senior secured loan	L + 5.75%	7/21/2027	18,381	18,215	18,060	1.3%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(7)(18)(24)(33)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	1,539	1,524	1,503	0.1%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(6)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	71	56	40	—%
PHM Netherlands Midco B.V. (dba Loparex)(6)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	196	185	190	—%
PHM Netherlands Midco B.V. (dba Loparex)(6)(24)	Second lien senior secured loan	L + 8.75%	7/30/2027	28,000	26,531	27,230	2.0%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,472	3,450	3,212	0.2%
Sonny's Enterprises LLC(6)(24)	First lien senior secured loan	L + 6.75%	8/5/2026	44,727	44,101	44,727	3.2%
Sonny's Enterprises LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(35)	—	—%
				116,158	113,521	114,602	8.3%
Oil and gas
Black Mountain Sand Eagle Ford LLC(7)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	415	416	415	—%
Project Power Buyer, LLC (dba PEC-Veriforce)(7)(24)	First lien senior secured loan	L + 6.00%	5/14/2026	7,937	7,865	7,937	0.6%
Project Power Buyer, LLC (dba PEC-Veriforce)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(4)	—	—%
Zenith Energy U.S. Logistics Holdings, LLC(7)(24)	First lien senior secured loan	L + 5.50%	12/20/2024	19,021	18,748	19,021	1.4%
				27,373	27,025	27,373	2.0%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.)(7)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,720	18,571	18,580	1.4%
AmSpec Group, Inc. (fka AmSpec Services Inc.)(23)(24)(33)(34)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	—	(16)	(18)	—%
Apex Group Treasury, LLC(7)(21)(23)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,953	4,925	0.4%
Apex Group Treasury, LLC(18)(21)(23)(24)(33)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—%
Aptive Environmental, LLC(23)(24)(26)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	2,528	2,075	2,052	0.2%
Gerson Lehrman Group, Inc.(7)(24)	First lien senior secured loan	L + 5.25%	12/12/2024	5,535	5,508	5,518	0.4%
Gerson Lehrman Group, Inc.(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(9)	(6)	—%
Guidehouse Inc.(6)(23)(24)	First lien senior secured loan	L + 5.50%	10/16/2028	928	919	914	0.1%
Relativity ODA LLC(6)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,827	15,631	15,589	1.1%
Relativity ODA LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(19)	(22)	—%
				48,538	47,613	47,532	3.6%
Specialty retail
Notorious Topco, LLC (dba Beauty Industry Group)(8)(24)	First lien senior secured loan	L + 6.50%	11/23/2027	24,305	23,957	23,880	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(18)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(21)	(18)	—%
Notorious Topco, LLC (dba Beauty Industry Group)(7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	563	534	525	—%
Galls, LLC(7)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,051	16,935	15,857	1.2%
Galls, LLC(7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	2,924	2,877	2,554	0.2%
Milan Laser Holdings LLC(7)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	22,866	22,668	22,638	1.7%
Milan Laser Holdings LLC(23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(16)	(20)	—%
The Shade Store, LLC(7)(23)(24)	First lien senior secured loan	L + 6.00%	10/13/2027	2,267	2,241	2,227	0.2%
The Shade Store, LLC(8)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	114	111	110	—%
				70,090	69,286	67,753	5.1%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Transportation
Lazer Spot G B Holdings, Inc.(8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,388	39,925	40,388	3.0%
Lazer Spot G B Holdings, Inc.(12)(23)(24)(33)	First lien senior secured revolving loan	P + 4.75%	12/9/2025	453	372	453	—%
Lytx, Inc.(6)(23)(24)	First lien senior secured loan	L + 6.75%	2/28/2026	23,850	23,594	23,612	1.8%
Motus Group, LLC(7)(23)(24)	Second lien senior secured loan	L + 6.50%	12/10/2029	3,615	3,580	3,570	0.3%
				68,306	67,471	68,023	5.1%
Total non-controlled/non-affiliated portfolio company debt investments				$2,310,783	$2,274,663	$2,262,167	168.6%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(21)(23)(24)(27)(32)	LP Interest	N/A	N/A	1,002	1,002	1,000	0.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(23)(24)(26)(27)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	33,404	33,718	2.5%
					34,406	34,718	2.6%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(23)(24)(27)(32)	Class A-2 Common Units	N/A	N/A	431,889	368	367	—%
Dodge Construction Network Holdings, L.P.(23)(24)(26)(27)	Series A Preferred Units	8.25% PIK	N/A	0.01	9	9	—%
					377	376	—%
Business Services
Denali Holding, LP (dba Summit Companies)(23)(24)(27)(32)	Class A Units	N/A	N/A	39,300	393	393	—%
Hercules Buyer LLC (dba The Vincit Group)(19)(23)(24)(27)(32)	Common Units	N/A	N/A	352	350	350	—%
					743	743	—%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Consumer Products
ASP Conair Holdings LP(23)(24)(27)(32)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.1%
					1,286	1,286	0.1%
Food and beverage
H-Food Holdings, LLC(23)(24)(27)(32)	LLC Interest	N/A	N/A	1,625	1,625	1,832	0.1%
					1,625	1,832	0.1%
Healthcare equipment and services
KPCI Holdings, L.P.(23)(24)(27)(32)	Class A Units	N/A	N/A	6,014	6,014	6,472	0.5%
Maia Aggregator, LP(23)(24)(27)(32)	Class A-2 Units	N/A	N/A	112	112	112	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(26)(27)	Class A Units	8.00% PIK	N/A	1,370	1,503	1,503	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(23)(24)(27)(32)	Class B Units	N/A	N/A	18,864	—	214	—%
Rhea Acquisition Holdings, LP(23)(24)(27)(32)	Series A-2 Units	N/A	N/A	119	119	119	—%
					7,748	8,420	0.6%
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist)(23)(24)(27)(32)	Class A Interests	N/A	N/A	1,291	1,291	1,291	0.1%
					1,291	1,291	0.1%
Healthcare technology
Minerva Holdco, Inc(23)(24)(26)(27)	Series A Preferred Stock	10.75% PIK	N/A	1	994	993	0.1%
					994	993	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(23)(24)(26)(27)	Series A Preferred Stock	10.50% PIK	N/A	700	5,491	5,398	0.4%
					5,491	5,398	0.4%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Insurance
Evolution Parent, LP (dba SIAA)(23)(24)(27)(32)	LP Interest	N/A	N/A	892	892	892	0.1%
GoHealth, Inc. (20)(23)(24)(32)	Common Stock	N/A	N/A	227,097	1,163	268	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(23)(24)(27)(32)	LP Interest	N/A	N/A	106	106	105	—%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(24)(27)(32)	Class A Units	N/A	N/A	4,661	4,661	5,714	0.4%
PCF Holdco, LLC (dba PCF Insurance Services)(23)(24)(27)(32)	Class A Warrants	N/A	N/A	1,714	1,714	2,103	0.2%
					8,536	9,082	0.7%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(23)(24)(27)(32)	Class A Common Stock	N/A	N/A	3,000	300	300	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(23)(24)(27)(32)	LP Common Units	N/A	N/A	1,345,119	1,345	1,345	0.1%
MessageBird Holding B.V.(21)(23)(24)(27)(32)	Extended Series C Warrants	N/A	N/A	25,540	157	101	—%
Thunder Topco L.P. (dba Vector Solutions)(23)(24)(27)(32)	Common Units	N/A	N/A	820	820	874	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(23)(24)(26)(27)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,807	3,750	0.3%
WMC Bidco, Inc. (dba West Monroe)(23)(24)(26)(27)	Senior Preferred Stock	11.25% PIK	N/A	2,321	2,430	2,391	0.2%
					8,859	8,761	0.7%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	784	0.1%
Windows Entities(21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10	18,982	34,520	2.6%
					19,682	35,304	2.7%
Professional Services
Evology, LLC(23)(24)(27)(32)	Class B Units	N/A	N/A	88	420	420	—%
					420	420	—%
Total non-controlled/non-affiliated portfolio company equity investments					$91,458	$108,624	8.1%
Total non-controlled/non-affiliated portfolio company investments					$2,366,121	$2,370,791	176.7%

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(6)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,123	6,128	0.5%
Swipe Acquisition Corporation (dba PLI)(6)(18)(23)(24)(31)(33)	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	1,848	1,848	1,815	0.1%
Swipe Acquisition Corporation (dba PLI)(23)(24)(31)(33)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—%
				8,053	7,971	7,943	0.6%
Total non-controlled/affiliated portfolio company debt investments				$8,053	$7,971	$7,943	0.6%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(23)(24)(27)(31)(32)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.4%
					5,952	5,952	0.4%
Total non-controlled/affiliated portfolio company equity investments					$5,952	$5,952	0.4%
Total non-controlled/affiliated portfolio company investments					$13,923	$13,895	1.0%
Total Investments					$2,380,044	$2,384,686	177.7%

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
(5)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six- or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), SONIA ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)
The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(7)
The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(8)
The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2022 was 1.47%.
(9)
The interest rate on this loan is subject to 6 month GBPLIBOR, which as of March 31, 2022 was 1.47%.
(10)
The interest rate on this loan is subject to SONIA, which as of March 31, 2022 was 0.69%.
(11)
The interest rate on this loan is subject to 6 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of March 31, 2022 was 0.55%.
(12)
The interest rate on these loans is subject to Prime, which as of March 31, 2022 was 3.50%.
(13)
The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2022 was (0.46)%.
(14)
The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2022 was (0.37)%.

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(15)
The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2022 was 2.10%.
(16)
The interest rate on this loan is subject to 3 month SOFR, which as of March 31, 2022 was 0.67%.
(17)
The interest rate on this loan is subject to 6 month SOFR, which as of March 31, 2022 was 1.07%.
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
(20)
Level 1 investment.
(21)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2022, non-qualifying assets represented 9.2% of total assets as calculated in accordance with the regulatory requirements.
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
(27)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $114.3 million, or 8.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	LP Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 14, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Interest	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021

Owl Rock Capital Corporation II

Consolidated Schedule of Investments (Continued)

As of March 31, 2022

(Amounts in thousands, except share amounts)

(Unaudited)

(28)
Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.7 million as of March 31, 2022.
(29)
Loan was on non-accrual status as of March 31, 2022.
(30)
As of March 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $12.3 million based on a tax cost basis of $2.4 billion. As of March 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $39.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $26.9 million.
(31)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2022	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$13,398	$505	$—	$(8)	$—	$—	$13,895	$20	$184
Total	$13,398	$505	$—	$(8)	$—	$—	$13,895	$20	$184

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
(34)
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
(10)
The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.26%.
(11)
The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(12)
The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(13)
The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2021 was (0.57)%.
(14)
The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(15)
The interest rate on these loans is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.26%.
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
(30)
As of December 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $0.1 million based on a tax cost basis of $2.4 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $32.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $32.6 million.
(31)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$12,312	$1,052	$—	$33	$—	$—	$13,398	$81	$680
Total	$12,312	$1,052	$—	$33	$—	$—	$13,398	$81	$680

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

Owl Rock Capital Corporation II

Consolidated Statements of Changes in Net Assets

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$22,984	$21,062
Net change in unrealized gain (loss)	(13,719)	10,834
Net realized gain (loss)	740	367
Net Increase (Decrease) in Net Assets Resulting from Operations	10,005	32,263
Distributions
Distributions declared from earnings(1)	(22,847)	(22,434)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(22,847)	(22,434)
Capital Share Transactions
Issuance of shares of common stock	—	54,727
Reinvestment of shareholders' distributions	10,481	10,186
Repurchased shares	(15,362)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(4,881)	64,913
Total Increase (Decrease) in Net Assets	(17,723)	74,742
Net Assets, at beginning of period	1,359,691	1,286,304
Net Assets, at end of period	$1,341,968	$1,361,046

________________

(1)
For the three months ended March 31, 2022 and 2021, distributions declared from earnings were derived from net investment income.

Owl Rock Capital Corporation II

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,005	$32,263
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(53,118)	(181,636)
Proceeds from investments and investment repayments, net	82,769	130,869
Net change in unrealized (gain) loss on investments	12,300	(12,263)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	1,431	499
Net realized (gain) loss on investments	(795)	(197)
Net realized (gain) loss on foreign currency transactions relating to investments	(1)	(5)
Paid-in-kind interest	(5,436)	(2,146)
Net amortization of discount on investments	(2,263)	(2,261)
Amortization of debt issuance costs	342	771
Amortization of offering costs	—	385
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,453)	(937)
(Increase) decrease in receivable for investments sold	11,623	7,865
(Increase) decrease in prepaid expenses and other assets	(811)	1,174
Increase (decrease) in payable for investments purchased	—	1,803
Increase (decrease) in payables to affiliates	(2,520)	1,489
Increase (decrease) in accrued expenses and other liabilities	5,903	5,492
Net cash provided by (used in) operating activities	56,976	(16,835)
Cash Flows from Financing Activities
Borrowings on debt	70,000	75,000
Repayments of debt	(115,000)	(101,000)
Debt issuance costs	(1,339)	(109)
Proceeds from issuance of common shares	—	51,860
Distributions paid to shareholders	(12,366)	(12,248)
Repurchased shares	(15,362)	—
Net cash provided by (used in) financing activities	(74,067)	13,503
Net increase (decrease) in cash, including foreign cash	(17,091)	(3,332)
Cash, including foreign cash, beginning of period	54,067	42,830
Cash, including foreign cash, end of period	$36,976	$39,498

Supplemental and Non-Cash Information
Interest paid during the period	$4,816	$3,071
Distributions declared during the period	$22,847	$22,434
Subscription receivable	$—	$2,867
Reinvestment of distributions during the period	$10,481	$10,186
Taxes, including excise tax, paid during the period	$229	$—

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

The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s Board, the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co. LLC.

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

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or the occurrence of a liquidation event. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $5.0 million, representing approximately 10.3% of investment income. For the three months ended March 31, 2021, PIK interest earned was $1.9 million, representing less than 5% of investment income. Discounts to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions through December 31, 2021. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 3. Agreements and Related Party Transactions

As of March 31, 2022, the Company had payables to affiliates of $14.4 million, primarily comprised of $9.1 million of management fees and $3.4 million of accrued performance based incentive fees.

As of December 31, 2021, the Company had payables to affiliates of $16.9 million, primarily comprised of $8.9 million of management fees and $6.7 million of accrued performance based incentive fees.

Administration Agreement

The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. The Administration Agreement became effective on May 18, 2021 upon consummation of the transaction pursuant to which Owl Rock Capital Group, the parent of the Adviser (and a subsidiary of Owl Rock Capital Partners LP), and Dyal Capital Partners merged to form Blue Owl (the "Transaction"). The terms of the Administration Agreement are identical to the terms of the prior administration agreement. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others. On May 3, 2022, the Board approved the continuation of the Administration Agreement.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses of approximately $0.5 million and $0.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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

Investment Advisory Agreement

The Company has entered into an amended and restated Investment Advisory Agreement (as amended and restated through the date hereof, the “Investment Advisory Agreement”) with the Adviser. The Investment Advisory Agreement became effective on May 18, 2021 upon consummation of the Transaction. The terms of the Investment Advisory Agreement are identical to the terms of the prior investment advisory agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.

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

For the three months ended March 31, 2022 and 2021, the Company incurred management fees of approximately $9.1 million and $8.2 million, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company incurred net investment income based incentive fees of $4.6 million and $3.8 million, respectively.

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

For the three months ended March 31, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million. For the three months ended March 31, 2021, the Company did not incur capital gains based incentive fees.

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

For the three months ended March 31, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses. For the three months ended March 31, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.1 million.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise part of "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds managed by the Adviser or its affiliates that could avail themselves of such exemptive relief and that have an investment objective similar to the Company.

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

As of March 31, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three months ended March 31, 2022 and 2021, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$6,102	$22,117

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Owl Rock” name or logo.

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

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,762,387	$1,753,382	$1,785,730	$1,784,326
Second-lien senior secured debt investments	483,643	481,553	482,323	484,500
Unsecured debt investments	36,604	35,175	34,524	34,133
Preferred equity investments	46,135	46,259	48,397	49,313
Common equity investments	51,275	68,317	50,226	67,256
Total Investments	$2,380,044	$2,384,686	$2,401,200	$2,419,528

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Advertising and media	0.6%	0.6%
Aerospace and defense	3.3	3.3
Automotive	1.5	1.4
Buildings and real estate	4.6	5.0
Business services	3.8	3.7
Chemicals	3.3	3.3
Consumer products	4.4	4.8
Containers and packaging	1.3	1.3
Distribution	3.3	3.1
Education	1.1	1.1
Financial services	6.3	6.2
Food and beverage	7.4	7.3
Healthcare equipment and services	3.8	3.7
Healthcare providers and services	7.5	8.1
Healthcare technology	5.8	5.9
Household products	1.9	1.8
Human resource support services	1.3	1.3
Infrastructure and environmental services	0.5	0.5
Insurance	7.6	7.4
Internet software and services	13.0	12.7
Leisure and entertainment	2.6	2.5
Manufacturing	6.3	6.3
Oil and gas	1.1	1.1
Professional services	2.0	2.0
Specialty retail	2.8	2.8
Transportation	2.9	2.8
Total	100.0%	100.0%

The geographic composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
United States:
Midwest	17.3%	17.1%
Northeast	16.6	16.7
South	36.8	37.3
West	22.1	21.9
International	7.2	7.0
Total	100.0%	100.0%

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Fair Value of Investments

Investments

The following tables present the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$74	$1,753,308	$1,753,382
Second-lien senior secured debt investments	—	25,800	455,753	481,553
Unsecured debt investments	—	—	35,175	35,175
Preferred equity investments	—	—	46,259	46,259
Common equity investments	268	—	68,049	68,317
Total Investments	$268	$25,874	$2,358,544	$2,384,686

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,784,325	$1,784,326
Second-lien senior secured debt investments	—	—	484,500	484,500
Unsecured debt investments	—	—	34,133	34,133
Preferred equity investments	—	—	49,313	49,313
Common equity investments	861	—	66,395	67,256
Total Investments	$861	$1	$2,418,666	$2,419,528

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	49,462	979	986	1,036	1,020	53,483
Payment-in-kind	3,043	577	1,074	712	29	5,435
Proceeds from investments, net	(77,798)	—	—	(4,900)	—	(82,698)
Net change in unrealized gain (loss) on investments	(7,599)	(4,116)	(1,038)	(792)	605	(12,940)
Net realized gain (loss) on investments	23	—	—	773	—	796
Net amortization of discount on investments	1,925	189	20	117	—	2,251
Transfers into (out of) Level 3(1)	(73)	(26,376)	—	—	—	(26,449)
Fair value, end of period	$1,753,308	$455,753	$35,175	$46,259	$68,049	$2,358,544

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2022, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended March 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,542,401	$472,245	$7,182	$—	$40,558	$2,062,386
Purchases of investments, net	128,351	7,495	26,027	1,370	—	163,243
Payment-in-kind	1,750	—	254	—	141	2,145
Proceeds from investments, net	(65,623)	(24,372)	—	—	—	(89,995)
Net change in unrealized gain (loss) on investments	6,961	1,695	(161)	—	3,381	11,876
Net realized gain (loss) on investments	146	—	—	—	—	146
Net amortization of discount on investments	1,697	551	4	—	3	2,255
Transfers into (out of) Level 3(1)	125	—	—	—	—	125
Fair value, end of period	$1,615,808	$457,614	$33,306	$1,370	$44,083	$2,152,181

________________

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
(2)
As of and for the three months ended March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2021 on Investments Held at March 31, 2021(1)
First-lien senior secured debt investments	$(6,932)	$7,585
Second-lien senior secured debt investments	(4,106)	1,877
Unsecured debt investments	(1,039)	(164)
Preferred equity investments	(735)	6
Common equity investments	814	3,375
Total Investments	$(11,998)	$12,679

________________

(1)
For the three months ended March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,722,329	Yield Analysis	Market Yield	6.2% - 21.3% (9.9%)	Decrease
	30,979	Recent Transaction	Transaction Price	81.2% - 100.0% (98.0%)	Increase
Second-lien senior secured debt investments	$452,469	Yield Analysis	Market Yield	9.7% - 14.7% (11.4%)	Decrease
	2,304	Collateral Analysis	Recovery Rate	20.5% - 20.5% (20.5%)	Increase
	980	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Unsecured debt investments(1)	$32,723	Yield Analysis	Market Yield	8.1% - 10.5% (10.0%)	Decrease
	994	Recent Transaction	Transaction Price	99.3% - 99.3% (99.3%)	Increase
	820	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
Preferred equity investments	$45,257	Yield Analysis	Market Yield	10.8% - 13.0% (12.0%)	Decrease
	1,002	Recent Transaction	Transaction Price	98.0% - 100.0% (98.0%)	Increase
Common equity investments	$66,930	Market Approach	EBITDA Multiple	4.4x - 23.8x (8.6x)	Increase
	1,018	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	101	Market Approach	Gross Profit Multiple	22.0x - 22.0x (22.0x)	Increase

________________

(1)
Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $638 thousand, which the Company valued using indicative bid prices obtained from brokers.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$466,681	$466,681	$411,474	$411,474
SPV Asset Facility II	151,043	151,043	252,179	252,179
2024 Notes	450,269	446,625	450,292	470,250
Total Debt	$1,067,993	$1,064,349	$1,113,945	$1,133,903

________________

(1)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.5 million, $4.0 million and $(0.3) million, respectively.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.

The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	446,625	470,250
Level 3	617,724	663,653
Total Debt	$1,064,349	$1,133,903

Financial Instruments Not Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 224% and 221% as of March 31, 2022 and December 31, 2021, respectively.

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$467,227	$15,809	$466,681
SPV Asset Facility II	325,000	155,000	128,491	151,043
2024 Notes	450,000	450,000	—	450,269
Total Debt	$1,275,000	$1,072,227	$144,300	$1,067,993

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.5 million, $4.0 million and $(0.3) million, respectively.

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
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred unamortized debt issuance costs of $0.7 million, $2.8 million and $(0.3) million.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$9,915	$7,749
Amortization of debt issuance costs	342	771
Total Interest Expense	$10,257	$8,520
Average interest rate	3.5%	3.4%
Average daily borrowings	$1,098,056	$873,911

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

SPV Asset Facility II

On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the maximum principal amount of the SPV Asset Facility II, change the interest rates for amounts drawn in U.S. dollars, to extend the maturity of the SPV Asset Facility II to convert the benchmark rate of the facility from LIBOR to Term SOFR and make certain other changes. The summary below reflects the terms of the SPV Asset Facility II as amended through March 25, 2022.

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

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 14, 2030 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.25%) plus, (x) with respect to revolving loans, 2.50% and (y) with respect to term loans, 2.50% during the SPV Asset Facility II’s reinvestment period and 2.50% thereafter. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets. Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies

Portfolio Company Commitments

From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	59	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	94	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,462	1,815
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	6,618
Apptio, Inc.	First lien senior secured revolving loan	294	294
Aramsco, Inc.	First lien senior secured revolving loan	336	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	577	593
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	65	65
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	1,345	1,345
CivicPlus, LLC	First lien senior secured revolving loan	59	59
CivicPlus, LLC	First lien senior secured delayed draw term loan	293	293
CSC Mkg Topco LLC (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	347	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	92	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,815	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,800	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	262	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	90	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,361	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	185	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	7,949	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	866	1,758
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	578	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	3,724	4,328
Innovation Ventures HoldCo, LLC	First lien senior secured delayed draw term loan	400	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	51	51
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,089	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	1,054	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	913
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	1,132	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,715	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	472	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Nelipak Holding Company	First lien senior secured revolving loan	512	512
Nelipak Holding Company	First lien senior secured revolving loan	878	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,549	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,931	2,618
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,295
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	851	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	877	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	773	967
The Shade Store, LLC	First lien senior secured revolving loan	114	227
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	63	—

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C.	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	95	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,349	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	681	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	3,806	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	750	950
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	180	180
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3,169	2,465
Total Unfunded Portfolio Company Commitments		$148,808	$157,293

As of March 31, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to March 31, 2022, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. The Adviser did not incur any organization or offering costs on behalf of the Company for the three months ended March 31, 2022. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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

The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	6,145,519	$55,822
Reinvestment of distributions	1,171,526	10,481	1,141,994	10,186
Repurchased Shares	(1,730,010)	(15,362)	—	—
Total shares/gross proceeds	(558,484)	(4,881)	7,287,513	66,008
Sales load	—	—	—	(1,095)
Total shares/net proceeds	(558,484)	$(4,881)	7,287,513	$64,913

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Subsequent to April 30, 2021, the Company calculated the price per share that shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88

Distributions

The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock thereafter, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2022:

	Distributions
($ in thousands)	Per Share	Amount
2022
March 31, 2022 (three record dates)	$0.15	$22,847
Total	$0.15	$22,847

The following table presents cash distributions per share that were declared during the three months ended March 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
Total	$0.15	$22,434

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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

On March 30, 2022, the Board declared a regular quarterly distribution payable on or before April 28, 2022 to shareholders of record as of March 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share, which, for the quarter ended March 31, 2022, was equal to $0.15054.

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

Through March 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$22,984	100.6%
Net realized gain on investments(1)	—	740	3.2
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(877)	(3.8)
Total	$0.15	$22,847	100.0%

________________

(1)
The per share amount rounds to less than $0.01 per share.

	Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$21,062	93.9%
Net realized gain (loss) on investments(1)	—	367	1.6
Distributions in excess of net investment income	0.01	1,005	4.5
Total	$0.15	$22,434	100.0%

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2022	2021
Increase (decrease) in net assets resulting from operations	$10,005	$32,263
Weighted average shares of common stock outstanding—basic and diluted	151,788,770	149,144,175
Earnings per common share-basic and diluted	$0.07	$0.22

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

For the three months ended March 31, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.3 million. For the three months ended March 31, 2021 the Company recorded U.S. federal income tax expense/(benefit) of $0.3 million.

Taxable Subsidiaries

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2022, the Company recorded net tax expenses of approximately $0.3 million for taxable subsidiaries. For the three months ended March 31, 2021, the Company recorded net tax expenses of approximately $0.3 million for taxable subsidiaries.

The Company recorded net deferred tax liabilities of $4.1 million and $4.0 million as of March 31, 2022 and December 31, 2021, respectively, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, at beginning of period	$8.98	$8.84
Results of operations:
Net investment income(1)	0.16	0.14
Net realized and unrealized gain (loss)(5)	(0.09)	0.08
Net increase (decrease) in net assets resulting from operations	0.07	0.22
Shareholder distributions:
Distributions from net investment income(2)	(0.16)	(0.14)
Distributions from net realized gains(2)(8)	—	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	0.01	(0.01)
Net increase (decrease) in net assets from shareholders' distributions	(0.15)	(0.15)
Capital share transactions:
Issuance of common stock above net asset value	—	— (8)
Net increase in net assets resulting from capital share transactions	—	— (8)
Net asset value, at end of period	$8.90	$8.91

Total Return(3)(6)	0.6%	1.8%

Ratios
Ratio of net expenses to average net assets(4)(7)	7.5%	6.6%
Ratio of net investment income to average net assets(7)	6.8%	6.4%
Portfolio turnover rate	2.7%	5.5%

Supplemental Data
Weighted-average shares outstanding	151,788,770	149,144,175
Shares outstanding, end of period	150,818,035	152,735,740
Net assets, end of period	$1,341,968	$1,361,046

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
(4)
Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2022 and 2021, the total operating expenses to average net assets were 7.5% and 7.0%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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

Owl Rock Capital Corporation II

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 12. Subsequent Events

On April 27, 2022, the Company determined that shares issued pursuant to the Company's distribution reinvestment plan will be issued at price of $8.88 per share.

On May 3, 2022, the Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On May 3, 2022, the Board declared a regular quarterly distribution payable on or before August 15, 2022 to shareholders of record as of June 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

On May 6, 2022, the parties to the SPV Asset Facility I amended the SPV Asset Facility I to, among other things, convert the benchmark rate of the facility loans denominated in USD from LIBOR to term SOFR, extend the reinvestment period from November 30, 2022 to November 30, 2023, extend the stated maturity from November 30, 2023 to November 30, 2024, and increase the spread from 2.25% to 2.40%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.

Blue Owl consists of three divisions: Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which also are investment advisers and includes Wellfleet. As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co. LLC.

The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team, including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns, cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical, economic and financial market instability both globally and in the United States.

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

Our Investment Framework

We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2022, our Adviser and its affiliates have originated $56.0 billion aggregate principal amount of investments, of which $53.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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

We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).

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

We target portfolio companies where we can structure larger transactions. As of March 31, 2022, our average investment size in each of our portfolio companies was approximately $16.2 million based on fair value. As of March 31, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 86.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $658 million, weighted average annual EBITDA of $147 million and an average interest coverage of 2.8x.

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

A majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

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

Revenues

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2022, 99.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2022, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.

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

Robust Demand for Debt Capital. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.7 trillion as of January 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.

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

Portfolio and Investment Activity

As of March 31, 2022, based on fair value, our portfolio consisted of 73.5% first lien senior secured debt investments (of which 60% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 20.2% second-lien senior secured debt investments, 1.5% unsecured investments, 1.9% preferred equity investments and 2.9% common equity investments.

As of March 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 7.8% and 7.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 7.9% and 7.9%, respectively.

As of March 31, 2022, we had investments in 147 portfolio companies with an aggregate fair value of $2.4 billion. As of March 31, 2021, we had net leverage of 0.77x debt-to-equity.

Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and merger and acquisitions markets and the current low interest rate environment, has led to increased originations and an active pipeline of investment opportunities including demand for large unitranche debt investments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from high and persistent inflation, a shifting interest rate environment, geopolitical events and the ongoing impact from COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities and we will continue to seek to invest in recession-resistant industries that we are familiar with.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

($ in thousands)	For the Three Months Ended March 31,
	2022	2021
New investment commitments
Gross originations	$34,064	$188,135
Less: Sell downs	(45)	(10,855)
Total new investment commitments	$34,019	$177,280
Principal amount of investments funded:
First-lien senior secured debt investments	$23,754	$108,402
Second-lien senior secured debt investments	1,000	19,767
Unsecured debt investments	997	26,458
Preferred equity investments(3)	1,000	1,370
Common equity investments(3)	651	—
Total principal amount of investments funded	$27,402	$155,997
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(56,615)	$(72,704)
Second-lien senior secured debt investments	—	(36,818)
Unsecured debt investments	—	—
Preferred equity investments(3)	(3,046)	—
Common equity investments(3)	—	—
Total principal amount of investments sold or repaid	$(59,661)	$(109,522)
Number of new investment commitments in new portfolio companies(1)	16	7
Average new investment commitment amount	$1,980	$20,062
Weighted average term for new investment commitments (in years)	5.0	5.8
Percentage of new debt investment commitments at floating rates	92.3%	100.0%
Percentage of new debt investment commitments at fixed rates	7.7%	0.0%
Weighted average interest rate of new investment commitments(2)	7.5%	7.0%
Weighted average spread over LIBOR of new floating rate investment commitments	6.1%	6.2%

________________

(1)
Number of new investment commitments represents commitments to a particular portfolio company.
(2)
Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% and 0.19% as of March 31, 2022 and 2021, respectively.
(3)
As of March 31, 2021, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,762,387	$1,753,382	(1)	$1,785,730	$1,784,326	(2)
Second-lien senior secured debt investments	483,643	481,553		482,323	484,500
Unsecured debt investments	36,604	35,175		34,524	34,133
Preferred equity investments	46,135	46,259		48,397	49,313
Common equity investments	51,275	68,317		50,226	67,256
Total Investments	$2,380,044	$2,384,686		$2,401,200	$2,419,528

________________

(1)
60% of which we consider unitranche loans.
(2)
53% of which we consider unitranche loans.

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Advertising and media	0.6%	0.6%
Aerospace and defense	3.3	3.3
Automotive	1.5	1.4
Buildings and real estate	4.6	5.0
Business services	3.8	3.7
Chemicals	3.3	3.3
Consumer products	4.4	4.8
Containers and packaging	1.3	1.3
Distribution	3.3	3.1
Education	1.1	1.1
Financial services	6.3	6.2
Food and beverage	7.4	7.3
Healthcare equipment and services	3.8	3.7
Healthcare providers and services	7.5	8.1
Healthcare technology	5.8	5.9
Household products	1.9	1.8
Human resource support services	1.3	1.3
Infrastructure and environmental services	0.5	0.5
Insurance	7.6	7.4
Internet software and services	13.0	12.7
Leisure and entertainment	2.6	2.5
Manufacturing	6.3	6.3
Oil and gas	1.1	1.1
Professional services	2.0	2.0
Specialty retail	2.8	2.8
Transportation	2.9	2.8
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
United States:
Midwest	17.3%	17.1%
Northeast	16.6	16.7
South	36.8	37.3
West	22.1	21.9
International	7.2	7.0
Total	100.0%	100.0%

The weighted average yields and interest rates of our investments at fair value as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of portfolio	7.8%	7.8%
Weighted average total yield of accruing debt and income producing securities	7.9%	7.9%
Weighted average interest rate of accruing debt securities	7.5%	7.4%
Weighted average spread over LIBOR of all accruing floating rate investments	6.5%	6.5%

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$389,747	16.3%	$353,264	14.6%
2	1,785,912	74.9	1,872,968	77.4
3	206,632	8.7	190,393	7.9
4	2,395	0.1	2,903	0.1
5	—	—	—	—
Total	$2,384,686	100.0%	$2,419,528	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,277,805	99.8%	$2,297,746	99.8%
Non-accrual	4,829	0.2	4,831	0.2
Total	$2,282,634	100.0%	$2,302,577	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Total Investment Income	$48,379	$42,940
Less: Net Operating Expenses	25,126	21,567
Net Investment Income (Loss) Before Taxes	23,253	21,373
Less: Income tax expense (benefit), including excise tax expense (benefit)	269	311
Net Investment Income (Loss) After Taxes	22,984	21,062
Net change in unrealized gain (loss)	(13,719)	10,834
Net realized gain (loss)	740	367
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,005	$32,263

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended March 31, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Interest income from investments(1)	$41,047	$39,646
Payment-in-kind interest income(1)	4,037	1,765
Dividend income	2,535	1,026
Other income	760	503
Total investment income	$48,379	$42,940

________________

(1)
For the three months ended March 31, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.

For the Three Months Ended March 31, 2022 and 2021

Investment income increased to $48.4 million for the three months ended March 31, 2022 from $42.9 million for the same period in the prior year primarily due to an increase in our debt investment portfolio, which, at par, increased from $2.2 billion as of March 31, 2021 to $2.3 billion as of March 31, 2022. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to $1.2 million from $0.9 million for the three months ended March 31, 2022 and 2021, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased to $1.1 million from $1.2 million, for the three months ended March 31, 2022 and 2021, respectively, and was driven in part by a decrease in unscheduled paydowns. For the three months ended March 31, 2022 and 2021, PIK income represented 10.3% and less than 5% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Offering costs	$—	$385
Interest expense	10,257	8,520
Management fee	9,084	8,214
Performance based incentive fees	3,357	3,848
Professional fees	1,393	1,177
Directors' fees	314	261
Other general and administrative	721	611
Total operating expenses	$25,126	$23,016
Expense Support	—	(1,449)
Net operating expenses	$25,126	$21,567

For the Three Months Ended March 31, 2022 and 2021

Net operating expenses increased to $25.1 million for the three months ended March 31, 2022 from $21.6 million for the same period ended March 31, 2021 primarily due to a decrease in expense support and increases in management fees and interest expense, partially offset by a decrease in performance based incentive fees. The increase in interest expense of $1.7 million was driven by an increase in average daily borrowings to $1.1 billion from $0.9 billion period over period and by an increase in the weighted average cost of debt from 3.4% to 3.5%. The increase in management fees of $0.9 million is due to an increase in average gross assets driven primarily by an increase in investments. During the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the decrease in performance based incentive fees of $0.5 million is due to a decrease in pre-incentive fee net investment income and unrealized losses on our investments.

Net Unrealized Gain (Loss)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and 2021, net unrealized gains (losses) were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net change in unrealized gain on investments	$2,706	$16,211
Net change in unrealized loss on investments	(15,006)	(3,948)
Income tax (provision) benefit	—	(878)
Translation of assets and liabilities in foreign currencies	(1,419)	(551)
Net change in unrealized gain (loss)	$(13,719)	$10,834

For the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of March 31, 2022, the fair value of our debt investments as a percentage of principal was 97.9% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s unrealized loss was due to current market conditions and credit spreads widening.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Entertainment Benefits Group, LLC	$1,052
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	923
Remaining portfolio companies	(8,739)
Hg Saturn Luchaco Limited	(831)
Norvax, LLC (dba GoHealth)	(811)
H-Food Holdings, LLC	(765)
Valence Surface Technologies LLC	(709)
Packaging Coordinators Midco, Inc.	(685)
Walker Edison Furniture Company LLC	(681)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(548)
CIBT Global, Inc.	(506)
Net unrealized gain (loss) on investments	$(12,300)

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

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2022 and 2021 were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net realized gain (loss) on investments	$795	$197
Net realized gain (loss) on foreign currency transactions	(55)	170
Net realized gain (loss)	$740	$367

Realized Gross Internal Rate of Return

Since we began investing in 2017 through March 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.6% (based on total capital invested of $1.4 billion and total proceeds from these exited investments of $1.6 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.

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

We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2022 and December 31, 2021, our asset coverage ratios were 224% and 221%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2022, we had $37.0 million in cash. During the three months ended March 31, 2022, cash provided by operating activities was $57.0 million, primarily as a result of selldowns and repayments of portfolio investments of $82.8 million and other operating activities of $27.3 million, partially offset by funding portfolio investments of $53.1 million Lastly, we used $74.1 million in cash for financing activities during the period, which was the result of debt issuance costs of $1.3 million, net repayments on our credit facilities of $45.0 million, distributions paid of $12.4 million and repurchased shares of $15.4 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of March 31, 2021, we had $39.5 million in cash. During the three months ended March 31, 2021, we used $16.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $181.6 million, partially offset by selldowns and repayments of portfolio investments of $130.9 million, and other operating activity of $33.9 million. Lastly, cash provided by financing activities was $13.5 million during the period, which was the result of proceeds from the issuance of shares of $51.9 million, partially offset by net paydowns on our credit facilities of $26.0 million, distributions paid of $12.3 million and debt issuance costs of $0.1 million.

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

The following table summarizes transactions with respect to shares of our common stock during the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	6,145,519	$55,822
Reinvestment of distributions	1,171,526	10,481	1,141,994	10,186
Repurchased Shares	(1,730,010)	(15,362)	—	—
Total shares/gross proceeds	(558,484)	(4,881)	7,287,513	66,008
Sales load	—	—	—	(1,095)
Total shares/net proceeds	(558,484)	$(4,881)	7,287,513	$64,913

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95

We have determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, we calculated the price per share that shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88

Distributions

Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock thereafter, payable monthly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2022:

	Distributions
($ in thousands)	Per Share	Amount
2022
March 31, 2022 (three record dates)	$0.15	$22,847
Total	$0.15	$22,847

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

On March 30, 2022, our Board declared a regular quarterly distribution payable on or before April 28, 2022 to shareholders of record as of March 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share, which, for the quarter ended March 31, 2022, was equal to $0.15054.

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

Through March 31, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$22,984	100.6%
Net realized gain on investments(1)	—	740	3.2
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(877)	(3.8)
Total	$0.15	$22,847	100.0%

________________

(1)
The per share amount rounds to less than $0.01 per share.

	Three Months Ended March 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.14	$21,062	93.9%
Net realized gain (loss) on investments(1)	—	367	1.6
Distributions in excess of net investment income	0.01	1,005	4.5
Total	$0.15	$22,434	100.0%

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010

Total Return Since Inception

Cumulative total return for the period April 4, 2017 to March 31, 2022 was 41.9% (without upfront sales load) and 34.8% (with maximum upfront sales load). The following table presents cumulative total returns for the three months ended March 31, 2022, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	0.6%	6.3%	7.4%	8.4%	8.4%	41.9%	34.8%

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

Debt

Aggregate Borrowings

Our debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$467,227	$15,809	$466,681
SPV Asset Facility II	325,000	155,000	128,491	151,043
2024 Notes	450,000	450,000	—	450,269
Total Debt	$1,275,000	$1,072,227	$144,300	$1,067,993

________________

(1)
The amount available reflects any limitations related to each credit facility’s borrow base.
(2)
The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.5 million, $4.0 million and $(0.3) million, respectively.

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

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Interest expense	$9,915	$7,749
Amortization of debt issuance costs	342	771
Total Interest Expense	$10,257	$8,520
Average interest rate	3.5%	3.4%
Average daily borrowings	$1,098,056	$873,911

Senior Securities

Information about our senior securities is shown in the following table as of March 31, 2022 and the fiscal years ended December 31, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
March 31, 2022 (unaudited)	$467.2	$2,241	—	N/A
December 31, 2021	$412.2	$2,213	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
March 31, 2022 (unaudited)	$155.0	$2,241	—	N/A
December 31, 2021	$255.0	$2,213	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
March 31, 2022 (unaudited)	$450.0	$2,241	—	N/A
December 31, 2021	$450.0	$2,213	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A

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
(5)
Promissory Note expired on December 31, 2020.

SPV Asset Facilities

Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary.

The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts.

The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

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

SPV Asset Facility II

On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the maximum principal amount of the SPV Asset Facility II, change the interest rates for amounts drawn in U.S. dollars, to extend the maturity of the SPV Asset Facility II to convert the benchmark rate of the facility from LIBOR to Term SOFR and make certain other changes. The summary below reflects the terms of the SPV Asset Facility II as amended through March 25, 2022.

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

The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 14, 2030 (the “Stated Maturity”). Prior to the Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.25%) plus, (x) with respect to revolving loans, 2.50% and (y) with respect to term loans, 2.50% during the SPV Asset Facility II’s reinvestment period and 2.50% thereafter. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee that steps up during the year after the SPV Closing Date from 0.00% to 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets. Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time to time, we may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	59	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	94	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,462	1,815
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	6,618
Apptio, Inc.	First lien senior secured revolving loan	294	294
Aramsco, Inc.	First lien senior secured revolving loan	336	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	577	593
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	65	65
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	444	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	1,345	1,345
CivicPlus, LLC	First lien senior secured revolving loan	59	59
CivicPlus, LLC	First lien senior secured delayed draw term loan	293	293
CSC Mkg Topco LLC (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	347	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	92	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,815	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	2,800	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	262	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	90	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,361	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	185	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343

Portfolio Company	Investment	March 31, 2022	December 31, 2021
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	7,949	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	866	1,758
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	578	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	3,724	4,328
Innovation Ventures HoldCo, LLC	First lien senior secured delayed draw term loan	400	—
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652	1,000
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	2,612	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	51	51
Lazer Spot G B Holdings, Inc.	First lien senior secured revolving loan	7,089	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	1,054	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	913	913
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	1,132	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,715	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	472	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Nelipak Holding Company	First lien senior secured revolving loan	512	512
Nelipak Holding Company	First lien senior secured revolving loan	878	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,549	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,931	2,618
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,295
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	851	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	877	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	773	967
The Shade Store, LLC	First lien senior secured revolving loan	114	227
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	63	—

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C.	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	3,315	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	95	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,349	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	681	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	3,806	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	750	950
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	180	180
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3,169	2,465
Total Unfunded Portfolio Company Commitments		$148,808	$157,293

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2022, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to March 31, 2022, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement. The Adviser did not incur any organization or offering costs on behalf of us for the three months ended March 31, 2022. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of March 31, 2022, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$467,227	$—	$467,227	$—	$—
SPV Asset Facility II	155,000	—	—	—	155,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$1,072,227	$—	$917,227	$—	$155,000

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

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. – RISK FACTORS.”

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities.

Recent Developments

On May 3, 2022, our Board declared regular monthly distributions for July 2022 through September 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On May 3, 2022, our Board declared a regular quarterly distribution payable on or before August 15, 2022 to shareholders of record as of June 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

On May 6, 2022, the parties to the SPV Asset Facility I amended the SPV Asset Facility I to, among other things, convert the benchmark rate of the facility loans denominated in USD from LIBOR to term SOFR, extend the reinvestment period from November 30, 2022 to November 30, 2023, extend the stated maturity from November 30, 2023 to November 30, 2024, and increase the spread from 2.25% to 2.40%.

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

In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

As of March 31, 2022, 99.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month LIBOR and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$67.9	$18.7	$49.2
Up 200 basis points	$45.1	$12.4	$32.7
Up 100 basis points	$22.2	$6.2	$16.0
Up 50 basis points	$10.8	$3.1	$7.7
Down 50 basis points	$(2.6)	$(3.1)	$0.5
Down 100 basis points	$(3.3)	$(6.0)	$2.7

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Officers

On May 3, 2022, the Board appointed Jennifer McMillon to serve as the Company's Co-Chief Accounting Officer, Co-Treasurer and Co-Controller.

Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of the Company, ORCC III, ORCIC and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed on April 4, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K, filed on June 18, 2019).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

10.1

Amendment No. 2 to Credit Agreement, dated as of March 25, 2022, among ORCC II Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as document custodian

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

Owl Rock Capital Corporation II

Date: May 11, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 11, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer