Form 10-Q
period 2022-06-30
Owl Rock Capital Corp II
filed 2022-08-10
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to
Commission File Number: 814-01219
________________________________________________________________________________________________
OWL ROCK CAPITAL CORPORATION II
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________________________________________________

Maryland	47-5416332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
________________________________________________________________________________________________
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

As of August 10, 2022, the registrant had 149,436,711 shares of common stock, $0.01 par value per share, outstanding.
i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Capital Corporation II (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and, our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Capital Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the effect of legal, tax and regulatory changes;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION I
Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,307,988 and $2,387,782 respectively)	$2,273,887	$2,406,130
Non-controlled, affiliated investments (amortized cost of $13,931 and $13,418, respectively)	15,988	13,398
Total investments at fair value (amortized cost of $2,321,919 and $2,401,200, respectively)	2,289,875	2,419,528
Cash	47,969	52,294
Foreign cash (cost of $1,320 and $1,833, respectively)	1,226	1,773
Interest receivable	13,668	15,187
Receivable for investments sold	—	11,623
Prepaid expenses and other assets	1,542	743
Total Assets	$2,354,280	$2,501,148
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,999 and $3,237, respectively)	$1,038,099	$1,113,945
Payables to affiliates	14,903	16,943
Accrued expenses and other liabilities	11,374	10,569
Total Liabilities	1,064,376	1,141,457
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 149,038,112 and 151,376,519 shares issued and outstanding, respectively	1,490	1,514
Additional paid-in-capital	1,335,996	1,356,176
Accumulated undistributed (overdistributed) earnings	(47,582)	2,001
Total Net Assets	1,289,904	1,359,691
Total Liabilities and Net Assets	$2,354,280	$2,501,148
Net Asset Value Per Share	$8.65	$8.98
______________
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income(1)	$41,099	$44,328	$81,962	$83,697
Payment-in-kind interest income(1)	5,037	1,813	9,074	3,695
Dividend income	2,441	1,555	4,976	2,581
Other income	602	459	1,342	941
Total investment income from non-controlled, non-affiliated investments	49,179	48,155	97,354	90,914
Investment income from non-controlled, affiliated investments:
Interest income	193	166	377	326
Dividend income	827	—	827	—
Other Income	20	20	40	41
Total investment income from non-controlled, affiliated investments	1,040	186	1,244	367
Total Investment Income	50,219	48,341	98,598	91,281
Operating Expenses
Offering costs	—	685	—	1,070
Interest expense	11,129	9,682	21,386	18,202
Management fee	8,840	8,682	17,924	16,896
Performance based incentive fees	4,805	5,566	8,162	9,414
Professional fees	1,300	1,178	2,693	2,355
Directors' fees	287	317	601	578
Other general and administrative	869	678	1,590	1,289
Total Operating Expenses	27,230	26,788	52,356	49,804
Expense support	—	—	—	(1,449)
Recoupment of expense support	—	1,002	—	1,002
Net Operating Expenses	27,230	27,790	52,356	49,357
Net Investment Income (Loss) Before Taxes	22,989	20,551	46,242	41,924
Income tax expense (benefit), including excise tax expense (benefit)	336	120	605	431
Net Investment Income (Loss)	$22,653	$20,431	$45,637	$41,493
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(35,155)	$14,000	$(47,447)	$26,226
Non-controlled, affiliated investments	2,085	(8)	2,077	29
Income tax (provision) benefit	—	(530)	—	(1,408)
Translation of assets and liabilities in foreign currencies	(3,534)	107	(4,953)	(444)
Total Net Change in Unrealized Gain (Loss)	(36,604)	13,569	(50,323)	24,403
Net realized gain (loss):
Non-controlled, non-affiliated investments	(5)	(4,764)	790	(4,567)
Foreign currency transactions	(23)	2	(78)	172
Total Net Realized Gain (Loss)	(28)	(4,762)	712	(4,395)
Total Net Realized and Change in Unrealized Gain (Loss)	(36,632)	8,807	(49,611)	20,008
Net Increase (Decrease) in Net Assets Resulting from Operations	$(13,979)	$29,238	$(3,974)	$61,501
Earnings Per Share - Basic and Diluted	$(0.09)	$0.19	$(0.03)	$0.41
Weighted Average Shares Outstanding - Basic and Diluted	151,201,955	152,827,971	151,493,741	150,996,249
______________
(1)    For the three and six months ended June 30, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (7)(23)(24)	First lien senior secured loan	L + 5.50%	8/28/2028	933	916	914	0.1	%
Global Music Rights, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(1)	(2)	—	%
				933	915	912	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (7)(24)	First lien senior secured loan	L + 7.25%	1/3/2025	37,705	37,350	35,820	2.8	%
Peraton Corp. (6)(19)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,371	13,506	1.0	%
Valence Surface Technologies LLC (16)(23)(24)	First lien senior secured loan	SR + 7.75%	6/30/2025	31,216	30,966	24,973	1.8	%
Valence Surface Technologies LLC (16)(23)(24)(33)	First lien senior secured revolving loan	SR + 7.75%	6/30/2025	2,535	2,516	2,025	0.2	%
				86,018	85,203	76,324	5.8	%
Buildings and real estate
Associations, Inc. (7)(24)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	76,843	76,202	76,075	5.9	%
Associations, Inc. (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.50% (incl. 2.50% PIK)	6/10/2024	—	(4)	—	—	%
Associations, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(51)	(61)	—	%
REALPAGE, INC. (6)(23)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,414	6,159	0.5	%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC) (7)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,721	18,676	17,925	1.4	%
Imperial Parking Canada (8)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	3,803	3,722	3,641	0.3	%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC) (6)(23)(24)(33)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,396	1,401	1,300	0.1	%
				107,263	106,360	105,039	8.2	%
Business services
Access CIG, LLC (7)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,491	24,133	1.9	%
CIBT Global, Inc. (10)(23)(24)(29)	First lien senior secured loan	P + 5.25% (incl. 4.25% PIK)	6/2/2025	154	118	90	—	%
CIBT Global, Inc. (9)(23)(24)(29)	Second lien senior secured loan	P + 7.75% (incl. 6.75% PIK)	12/1/2025	11,237	4,720	1,854	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(24)	First lien senior secured loan	L + 6.00%	9/15/2028	5,549	5,445	5,424	0.4	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	112	109	105	—	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	33	32	31	—	%
Diamondback Acquisition, Inc. (dba Sphera) (6)(23)(24)	First lien senior secured loan	L + 5.50%	9/13/2028	828	813	812	0.1	%
Diamondback Acquisition, Inc. (dba Sphera) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(1)	(1)	—	%
Entertainment Benefits Group, LLC (15)(23)(24)	First lien senior secured loan	SR + 4.75%	5/1/2028	867	858	858	0.1	%
Entertainment Benefits Group, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 4.75%	4/29/2027	—	(1)	(1)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Gainsight, Inc. (7)(23)(24)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	5,001	4,937	0.4	%
Gainsight, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(13)	(24)	—	%
Hercules Borrower, LLC (dba The Vincit Group) (7)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,414	28,080	28,130	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	357	319	323	—	%
Hercules Buyer, LLC (dba The Vincit Group) (23)(24)(25)(26)	Unsecured notes	0.48% PIK	12/14/2029	821	821	821	0.1	%
Kaseya Inc. (17)(23)(24)	First lien senior secured loan	SR + 5.75%	6/25/2029	535	525	524	—	%
Kaseya Inc. (20)(23)(24)(33)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	—	—	—	%
Kaseya Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(1)	(1)	—	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(23)(24)	First lien senior secured loan	L + 5.50%	10/19/2028	891	874	860	0.1	%
KPSKY Acquisition, Inc. (dba BluSky) (10)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	96	94	93	—	%
				79,535	72,284	68,968	5.4	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (6)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,217	21,994	1.7	%
Douglas Products and Packaging Company LLC (7)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	19,454	19,438	19,211	1.5	%
Douglas Products and Packaging Company LLC (10)(24)(33)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	1,330	1,324	1,298	0.1	%
Gaylord Chemical Company, L.L.C. (7)(24)	First lien senior secured loan	L + 6.50%	3/30/2027	30,011	29,763	29,636	2.3	%
Gaylord Chemical Company, L.L.C. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(20)	(33)	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (7)(23)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	6,071	5,957	6,071	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(6)	—	—	%
				79,366	78,673	78,177	6.1	%
Consumer products
Conair Holdings, LLC (7)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,346	40,950	3.2	%
Feradyne Outdoors, LLC (6)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	748	746	744	0.1	%
Foundation Consumer Brands, LLC (7)(23)(24)	First lien senior secured loan	L + 5.50%	2/12/2027	951	951	939	0.1	%
Lignetics Investment Corp. (7)(24)	First lien senior secured loan	L + 6.00%	11/1/2027	9,755	9,644	9,389	0.7	%
Lignetics Investment Corp. (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(14)	(46)	—	%
Lignetics Investment Corp. (7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	1,348	1,332	1,293	0.1	%
SWK Buyer, Inc. (dba Stonewall Kitchen) (16)(23)(24)	First lien senior secured loan	SR + 5.25%	3/12/2029	754	740	732	0.1	%
SWK Buyer, Inc. (dba Stonewall Kitchen) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 5.25%	3/11/2024	—	(2)	(4)	—	%
SWK Buyer, Inc. (dba Stonewall Kitchen) (10)(23)(24)(33)	First lien senior secured revolving loan	P + 4.25%	3/12/2029	46	44	44	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (7)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	46,497	45,896	45,683	3.5	%
WU Holdco, Inc. (dba Weiman Products, LLC) (8)(23)(24)(33)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,902	1,863	1,840	0.1	%
				107,001	105,546	101,564	7.9	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (7)(23)(24)	First lien senior secured loan	L + 5.75%	10/2/2028	769	762	753	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (6)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	10	10	9	—	%
Fortis Solutions Group, LLC (6)(23)(24)	First lien senior secured loan	L + 5.50%	10/13/2028	821	806	792	0.1	%
Fortis Solutions Group, LLC (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(1)	(2)	—	%
Fortis Solutions Group, LLC (7)(23)(24)(33)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	6	4	3	—	%
Indigo Buyer, Inc. (dba Inovar) (16)(23)(24)	First lien senior secured loan	SR + 5.75%	5/23/2028	650	644	644	—	%
Indigo Buyer, Inc. (dba Inovar) (20)(23)(24)(33)	First lien senior secured delayed draw term loan	SR + 5.75%	5/23/2024	—	—	—	—	%
Indigo Buyer, Inc. (dba Inovar) (16)(23)(24)(33)	First lien senior secured revolving loan	SR + 5.75%	5/23/2028	17	16	16	—	%
Pregis Topco LLC (6)(24)	Second lien senior secured loan	L + 7.14%	8/1/2029	30,000	29,539	29,516	2.3	%
				32,273	31,780	31,731	2.5	%
Distribution
ABB/Con-cise Optical Group LLC (7)(23)(24)	First lien senior secured loan	L + 7.50%	2/23/2028	903	890	894	0.1	%
ABB/Con-cise Optical Group LLC (10)(23)(24)(33)	First lien senior secured revolving loan	P + 6.50%	2/23/2028	82	81	81	—	%
Aramsco, Inc. (6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,249	10,157	10,197	0.8	%
Aramsco, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(9)	(5)	—	%
Endries Acquisition, Inc. (15)(24)	First lien senior secured loan	SR + 6.25%	12/10/2025	26,526	26,270	26,460	2.1	%
Individual Foodservice Holdings, LLC (8)(24)	First lien senior secured loan	L + 6.25%	11/21/2025	39,671	39,176	39,175	3.0	%
Individual Foodservice Holdings, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(46)	(57)	—	%
Offen, Inc. (8)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,680	4,652	4,680	0.4	%
				82,111	81,171	81,425	6.4	%
Education
Learning Care Group (US) No. 2 Inc. (7)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,339	5,245	0.4	%
Pluralsight, LLC (7)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	20,640	20,465	20,279	1.6	%
Pluralsight, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(10)	(23)	—	%
				26,033	25,794	25,501	2.0	%
Financial services
AxiomSL Group, Inc. (6)(24)	First lien senior secured loan	L + 6.00%	12/3/2027	43,238	42,813	42,157	3.3	%
AxiomSL Group, Inc. (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(10)	(34)	—	%
AxiomSL Group, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(30)	(87)	—	%
Blackhawk Network Holdings, Inc. (6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,688	18,589	1.4	%
Hg Genesis 8 Sumoco Limited (11)(21)(23)(24)	Unsecured facility	SA + 7.50% PIK	8/28/2025	5,754	6,263	5,711	0.4	%
Hg Genesis 9 SumoCo Limited (11)(21)(23)(24)	Unsecured Facility	SA + 7.00% PIK	3/10/2027	958	1,005	951	0.1	%
Hg Saturn Luchaco Limited (11)(21)(23)(24)	Unsecured facility	SA + 7.50% PIK	3/30/2026	24,963	28,160	24,526	1.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Muine Gall, LLC (8)(21)(23)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	52,977	53,171	52,182	4.0	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(24)	First lien senior secured loan	L + 5.75%	9/8/2025	3,326	3,308	3,251	0.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	654	643	631	—	%
NMI Acquisitionco, Inc. (dba Network Merchants) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(2)	(5)	—	%
Smarsh Inc. (17)(23)(24)	First lien senior secured loan	SR + 6.50%	2/16/2029	762	755	745	0.1	%
Smarsh Inc. (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(1)	(2)	—	%
Smarsh Inc. (23)(24)(33)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	—	(1)	—	%
				151,409	154,763	148,614	11.4	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (7)(23)(24)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,961	4,862	0.4	%
BP Veraison Buyer, LLC (dba Sun World) (7)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	14,449	14,299	14,124	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(6)	(68)	—	%
BP Veraison Buyer, LLC (dba Sun World) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(18)	(41)	—	%
H-Food Holdings, LLC (6)(19)(24)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—	%
H-Food Holdings, LLC (6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,948	16,653	1.3	%
Hissho Sushi Merger Sub, LLC (16)(23)(24)	First lien senior secured loan	SR + 6.00%	5/18/2028	906	897	897	0.1	%
Hissho Sushi Merger Sub, LLC (15)(23)(24)(33)	First lien senior secured revolving loan	SR + 6.00%	5/18/2028	16	16	16	—	%
Hometown Food Company (6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	1,618	1,609	1,598	0.1	%
Hometown Food Company (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(2)	(6)	—	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (15)(23)(24)	First lien senior secured loan	SR + 6.25%	3/11/2027	1,000	982	973	0.1	%
Nellson Nutraceutical, LLC (7)(24)	First lien senior secured loan	L + 5.25%	12/26/2023	27,135	26,609	26,321	2.0	%
Nutraceutical International Corporation (6)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	36,235	35,828	33,789	2.6	%
Nutraceutical International Corporation (6)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	2,353	2,330	2,194	0.2	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,848	4,802	4,533	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(23)(24)(33)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	653	648	588	—	%
Shearer's Foods, LLC (6)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,589	48,750	3.8	%
Ultimate Baked Goods Midco, LLC (6)(24)	First lien senior secured loan	L + 6.25%	8/13/2027	16,417	16,057	15,597	1.2	%
Ultimate Baked Goods Midco, LLC (6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,200	1,157	1,100	0.1	%
				180,031	177,707	171,881	13.4	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (16)(23)(24)	Second lien senior secured loan	SR + 6.50%	2/18/2030	1,000	981	953	0.1	%
CSC Mkg Topco LLC (dba Medical Knowledge Group) (6)(23)(24)	First lien senior secured loan	L + 5.75%	2/1/2029	854	838	826	0.1	%
CSC Mkg Topco LLC (dba Medical Knowledge Group) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	2/1/2029	—	(2)	(4)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Nelipak Holding Company (7)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	2,939	2,903	2,902	0.2	%
Nelipak Holding Company (7)(23)(24)(33)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	592	584	581	—	%
Nelipak Holding Company (13)(23)(24)(33)	First lien senior secured EUR revolving loan	E + 4.50%	7/2/2024	134	116	119	—	%
Nelipak Holding Company (7)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,909	7,914	0.6	%
Nelipak Holding Company (14)(23)(24)	Second lien senior secured EUR term loan	E + 8.50%	7/2/2027	7,496	7,940	7,384	0.6	%
Packaging Coordinators Midco, Inc. (7)(24)	Second lien senior secured loan	L + 7.00%	12/13/2029	37,269	36,615	35,592	2.8	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (7)(21)(24)	First lien senior secured loan	L + 6.75%	1/31/2028	25,651	25,285	25,138	1.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(39)	(53)	—	%
Rhea Parent, Inc. (16)(23)(24)	First lien senior secured loan	SR + 5.75%	2/19/2029	774	759	749	0.1	%
				84,703	83,889	82,101	6.4	%
Healthcare providers and services
Diagnostic Service Holdings, Inc. (dba Rayus Radiology) (6)(23)(24)	First lien senior secured loan	L + 5.50%	3/17/2025	999	999	986	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(24)	First lien senior secured loan	L + 7.00%	10/27/2025	12,900	12,740	12,545	1.0	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	6,491	6,425	6,301	0.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(23)(24)(33)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,245	1,215	1,198	0.1	%
Natural Partners, LLC (6)(21)(23)(24)	First lien senior secured loan	L + 6.00%	11/29/2027	929	911	899	0.1	%
Natural Partners, LLC (21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(1)	(2)	—	%
OB Hospitalist Group, Inc. (7)(23)(24)	First lien senior secured loan	L + 5.50%	9/27/2027	22,494	22,092	22,087	1.7	%
OB Hospitalist Group, Inc. (6)(23)(24)(33)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	313	261	260	—	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (6)(23)(24)	First lien senior secured loan	L + 9.50%	9/27/2028	11,184	10,960	10,905	0.8	%
Phoenix Newco, Inc. (dba Parexel) (6)(23)(24)	Second lien senior secured loan	L + 6.50%	11/15/2029	35,000	34,671	33,775	2.6	%
Plasma Buyer LLC (dba PathGroup) (16)(23)(24)	First lien senior secured loan	SR + 5.75%	5/12/2029	681	667	667	0.1	%
Plasma Buyer LLC (dba PathGroup) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 5.75%	5/12/2024	—	(2)	(2)	—	%
Plasma Buyer LLC (dba PathGroup) (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 5.75%	5/12/2028	—	(1)	(2)	—	%
Premier Imaging, LLC (dba LucidHealth) (6)(24)	First lien senior secured loan	L + 5.75%	1/2/2025	7,588	7,516	7,436	0.6	%
Quva Pharma, Inc. (7)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	11,730	11,428	11,436	0.9	%
Quva Pharma, Inc. (8)(23)(24)(33)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	615	588	585	—	%
Tivity Health, Inc. (16)(23)(24)	First lien senior secured loan	SR + 6.00%	6/28/2029	1,000	975	975	0.1	%
Unified Women's Healthcare, LP (15)(23)(24)	First lien senior secured loan	SR + 5.50%	6/18/2029	858	851	851	0.1	%
Unified Women's Healthcare, LP (20)(23)(24)(33)	First lien senior secured delayed draw term loan	SR + 5.50%	6/17/2024	—	—	—	—	%
Unified Women's Healthcare, LP (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 5.50%	6/18/2029	—	(1)	(1)	—	%
Vermont Aus Pty Ltd (16)(21)(23)(24)	First lien senior secured loan	SR + 5.50%	3/22/2028	998	974	960	0.1	%
				115,025	113,268	111,859	8.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(23)(24)	First lien senior secured loan	L + 5.75%	8/23/2028	600	592	582	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(2)	(6)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(2)	—	%
Bracket Intermediate Holding Corp. (7)(19)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	73	70	71	—	%
Bracket Intermediate Holding Corp. (7)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,704	3,638	0.3	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (16)(23)(24)	First lien senior secured loan	SR + 6.00%	10/30/2028	922	905	892	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (16)(23)(24)(33)	First lien senior secured revolving loan	SR + 6.00%	10/29/2027	7	6	5	—	%
Imprivata, Inc. (15)(23)(24)	Second lien senior secured loan	SR + 6.25%	12/1/2028	882	874	874	0.1	%
Inovalon Holdings, Inc. (6)(24)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	42,800	41,822	41,087	3.2	%
Inovalon Holdings, Inc. (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(51)	(124)	—	%
Inovalon Holdings, Inc. (6)(23)(24)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	21,422	21,030	20,832	1.6	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (7)(21)(23)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	38,368	38,017	37,793	2.9	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (7)(21)(23)(24)(33)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	994	983	971	0.1	%
Interoperability Bidco, Inc. (dba Lyniate) (15)(23)(24)	First lien senior secured loan	SR + 7.00%	12/24/2026	14,312	14,225	14,061	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 6.25%	12/26/2024	—	(3)	(11)	—	%
RL Datix Holdings (USA), Inc. (17)(21)(23)(24)	First lien senior secured loan	SR + 4.50%	4/28/2025	10,000	9,812	9,675	0.8	%
RL Datix Holdings (USA), Inc. (17)(21)(23)(24)	Second lien senior secured loan	SR + 7.75%	4/27/2026	5,000	4,906	4,862	0.4	%
Datix Bidco Limited (dba RLDatix) (12)(21)(23)(24)	First lien senior secured GBP term loan	SA + 4.50%	4/28/2025	774	862	749	0.1	%
Datix Bidco Limited (dba RLDatix) (12)(21)(23)(24)	Second lien senior secured GBP term loan	SA + 7.75%	4/27/2026	2,024	2,253	1,968	0.2	%
				141,928	140,004	137,917	10.9	%
Household products
Aptive Environmental, LLC (23)(24)(26)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	2,566	2,137	2,141	0.2	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	26,920	26,632	26,314	2.0	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.75%	11/3/2023	846	840	720	0.1	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	2,317	2,285	2,234	0.2	%
Mario Purchaser, LLC (dba Len the Plumber) (15)(23)(24)	First lien senior secured loan	SR + 5.75%	4/25/2029	523	513	513	—	%
Mario Purchaser, LLC (dba Len the Plumber) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 5.75%	4/25/2024	—	(3)	(3)	—	%
Mario Purchaser, LLC (dba Len the Plumber) (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 5.75%	4/26/2028	—	(1)	(1)	—	%
Mario Purchaser, LLC (dba Len the Plumber) (15)(23)(24)	Unsecured notes	SR + 10.75% PIK	4/26/2032	152	148	148	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
SimpliSafe Holding Corporation (15)(23)(24)	First lien senior secured loan	SR + 6.25%	4/30/2027	823	807	807	0.1	%
SimpliSafe Holding Corporation (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(1)	(1)	—	%
Walker Edison Furniture Company LLC (7)(23)(24)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	17,015	17,015	14,292	1.1	%
				51,162	50,372	47,164	3.7	%
Human resource support services
Cornerstone OnDemand, Inc. (6)(23)(24)	Second lien senior secured loan	L + 6.50%	10/15/2029	16,667	16,433	15,083	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (7)(23)(24)	First lien senior secured loan	L + 6.00%	9/22/2028	9,208	9,040	8,978	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (10)(23)(24)(33)	First lien senior secured revolving loan	P + 5.00%	9/22/2027	199	186	181	—	%
				26,074	25,659	24,242	1.9
Infrastructure and environmental services
LineStar Integrity Services LLC (8)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	12,759	12,754	11,993	0.9	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (16)(23)(24)	First lien senior secured loan	SR + 5.50%	3/13/2028	685	672	663	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 5.50%	3/13/2028	—	(2)	(4)	—	%
				13,444	13,424	12,652	1.0	%
Insurance
Alera Group, Inc. (6)(24)	First lien senior secured loan	L + 5.50%	10/2/2028	9,662	9,452	9,462	0.7	%
Alera Group, Inc. (6)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	2,651	2,596	2,596	0.2	%
Ardonagh Midco 2 PLC (21)(23)(24)(26)	Unsecured notes	11.50%	1/15/2027	602	598	629	—	%
Ardonagh Midco 3 PLC (12)(21)(23)(24)	First lien senior secured GBP term loan	SA + 7.00%	7/14/2026	5,658	5,750	5,658	0.4	%
Ardonagh Midco 3 PLC (14)(21)(23)(24)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	513	540	511	—	%
Ardonagh Midco 3 PLC (8)(21)(23)(24)	First lien senior secured USD term loan	L + 5.75%	7/14/2026	1,440	1,415	1,426	0.1	%
Ardonagh Midco 3 PLC (20)(21)(23)(24)(33)(34)	First lien senior secured GBP delayed draw term loan	SA + 5.75%	8/19/2023	—	—	(5)	—	%
Brightway Holdings, LLC (6)(23)(24)	First lien senior secured loan	L + 6.50%	12/16/2027	4,463	4,411	4,340	0.3	%
Brightway Holdings, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(6)	(14)	—	%
Evolution BuyerCo, Inc. (dba SIAA) (7)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	29,655	29,287	28,913	2.2	%
Evolution BuyerCo, Inc. (dba SIAA) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(26)	(56)	—	%
Integrity Marketing Acquisition, LLC (8)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	27,429	27,163	27,291	2.1	%
Integrity Marketing Acquisition, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(15)	(9)	—	%
Norvax, LLC (dba GoHealth) (7)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	17,107	16,671	16,679	1.3	%
Norvax, LLC (dba GoHealth) (6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	2,114	2,096	2,045	0.2	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (8)(23)(24)	First lien senior secured loan	L + 6.00%	11/1/2028	22,768	22,565	22,540	1.7	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(9)	(10)	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (7)(23)(24)(26)	First lien senior secured loan	9.00% PIK	10/31/2031	22,738	20,784	19,839	1.5	%
TEMPO BUYER CORP. (dba Global Claims Services) (7)(23)(24)	First lien senior secured loan	L + 5.50%	8/28/2028	699	686	674	0.1	%
TEMPO BUYER CORP. (dba Global Claims Services) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(2)	(5)	—	%
TEMPO BUYER CORP. (dba Global Claims Services) (10)(23)(24)(33)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	4	2	—	—	%
THG Acquisition, LLC (dba Hilb) (7)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,043	24,614	24,542	1.9	%
THG Acquisition, LLC (dba Hilb) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(27)	(37)	—	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (7)(23)(24)	First lien senior secured loan	L + 5.50%	7/23/2027	1,676	1,647	1,618	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(3)	(6)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (7)(23)(24)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,419	1,395	1,384	0.1	%
				175,641	171,584	170,005	12.9	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (7)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	10,755	10,673	10,567	0.8	%
3ES Innovation Inc. (dba Aucerna) (7)(21)(23)(24)(33)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	300	296	288	—	%
Anaplan, Inc. (15)(23)(24)	First lien senior secured loan	SR + 6.50%	6/21/2029	13,508	13,374	13,373	1.0	%
Anaplan, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(10)	(10)	—	%
Apptio, Inc. (6)(23)(24)	First lien senior secured loan	L + 6.00%	1/10/2025	7,364	7,292	7,345	0.6	%
Apptio, Inc. (6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	196	192	195	—	%
Barracuda Networks, Inc. (7)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	5,651	5,603	5,651	0.4	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(23)(24)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	15,761	15,453	15,288	1.2	%
Bayshore Intermediate #2, L.P. (dba Boomi) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(24)	(37)	—	%
BCPE Nucleon (DE) SPV, LP (8)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,141	35,111	2.7	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (7)(23)(24)	First lien senior secured loan	L + 8.00% PIK	12/23/2026	8,654	8,587	8,589	0.7	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (7)(23)(24)(33)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	675	668	668	0.1	%
Centrify Corporation (6)(23)(24)	First lien senior secured loan	L + 5.75%	3/2/2028	13,138	12,859	12,711	1.0	%
Centrify Corporation (6)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	673	642	629	—	%
CivicPlus, LLC (6)(23)(24)	First lien senior secured loan	L + 6.25%	8/24/2027	2,465	2,441	2,440	0.2	%
CivicPlus, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(2)	(2)	—	%
CP PIK Debt Issuer, LLC (dba CivicPlus) (15)(23)(24)	Unsecured Notes	SR + 11.75% PIK	6/9/2034	426	414	413	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (8)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,833	37,200	2.9	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
EET Buyer, Inc. (dba e-Emphasys) (7)(23)(24)	First lien senior secured loan	L + 5.75%	11/8/2027	907	899	889	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(1)	(2)	—	%
Forescout Technologies, Inc. (7)(23)(24)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	7,528	7,445	7,528	0.6	%
Forescout Technologies, Inc. (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(92)	(90)	—	%
Forescout Technologies, Inc. (6)(23)(24)(33)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	420	413	420	—	%
Genesis Acquisition Co. (dba Procare Software) (7)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,004	1,989	1,934	0.1	%
Genesis Acquisition Co. (dba Procare Software) (7)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	291	283	—	%
GovBrands Intermediate, Inc. (7)(23)(24)	First lien senior secured loan	L + 5.50%	8/4/2027	2,472	2,418	2,354	0.2	%
GovBrands Intermediate, Inc. (7)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	556	541	521	—	%
GovBrands Intermediate, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(4)	(9)	—	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (8)(21)(23)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	14,544	14,244	14,544	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(87)	—	—	%
Hyland Software, Inc. (6)(23)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	12,145	12,136	11,872	0.9	%
Litera Bidco LLC (6)(24)	First lien senior secured loan	L + 5.89%	5/29/2026	28,312	28,034	28,105	2.2	%
Litera Bidco LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(7)	(8)	—	%
MessageBird BidCo B.V. (8)(21)(24)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,702	15,520	1.2	%
MINDBODY, Inc. (8)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	11,936	11,871	11,936	0.9	%
MINDBODY, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(5)	—	—	%
Ministry Brands Holdings, LLC (6)(23)(24)	First lien senior secured loan	L + 5.50%	12/29/2028	704	691	678	0.1	%
Ministry Brands Holdings, LLC (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(6)	—	%
Ministry Brands Holdings, LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(3)	—	%
Proofpoint, Inc. (7)(19)(23)(24)	Second lien senior secured loan	L + 6.25%	8/31/2029	4,900	4,877	4,680	0.4	%
QAD, Inc. (6)(23)(24)	First lien senior secured loan	L + 6.00%	11/5/2027	4,418	4,337	4,252	0.3	%
QAD, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(10)	(21)	—	%
Securonix, Inc. (16)(23)(24)	First lien senior secured loan	SR + 6.50%	4/5/2028	847	839	839	0.1	%
Securonix, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(1)	(2)	—	%
Tahoe Finco, LLC (6)(21)(23)(24)	First lien senior secured loan	L + 6.00%	9/29/2028	23,256	23,043	22,674	1.7	%
Tahoe Finco, LLC (21)(23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(15)	(44)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	13,803	13,681	13,458	1.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(35)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(23)(24)(33)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	282	275	261	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
When I Work, Inc. (7)(23)(24)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	777	770	756	0.1	%
When I Work, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(1)	(4)	—	%
				301,226	297,702	293,699	22.6	%
Leisure and entertainment
Troon Golf, L.L.C. (8)(24)	First lien senior secured loan	L + 5.75%	8/5/2027	61,025	60,757	60,720	4.6	%
Troon Golf, L.L.C. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(19)	(23)	—	%
				61,025	60,738	60,697	4.6	%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products) (6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,164	6,158	0.5	%
Ideal Tridon Holdings, Inc. (7)(24)	First lien senior secured loan	L + 5.25%	7/31/2024	13,471	13,353	13,471	1.0	%
Ideal Tridon Holdings, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	—	(2)	—	—	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (8)(24)	First lien senior secured loan	L + 6.00%	7/21/2027	20,999	20,816	20,527	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(15)	(40)	—	%
PHM Netherlands Midco B.V. (dba Loparex) (6)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	195	185	187	—	%
PHM Netherlands Midco B.V. (dba Loparex) (6)(23)(24)	Second lien senior secured loan	L + 8.75%	7/30/2027	28,000	26,584	27,090	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (6)(24)	First lien senior secured loan	L + 4.50%	6/29/2026	3,463	3,442	3,324	0.2	%
Sonny's Enterprises LLC (6)(24)	First lien senior secured loan	L + 6.75%	8/5/2026	44,614	44,023	44,614	3.5	%
Sonny's Enterprises LLC (6)(23)(24)(33)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	751	719	751	0.1	%
				117,793	115,269	116,082	9.0	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (7)(24)	First lien senior secured loan	L + 6.00%	5/14/2026	7,917	7,849	7,917	0.5	%
Project Power Buyer, LLC (dba PEC-Veriforce) (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(3)	—	—	%
Zenith Energy U.S. Logistics Holdings, LLC (6)(24)	First lien senior secured loan	L + 5.50%	12/20/2024	19,021	18,771	18,926	1.5	%
				26,938	26,617	26,843	2.0	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (7)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,672	18,538	18,438	1.4	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (10)(23)(24)(33)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	439	425	408	—	%
Apex Group Treasury, LLC (7)(21)(23)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,955	4,800	0.4	%
Apex Group Treasury, LLC (20)(21)(23)(24)(33)(34)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	(132)	—	%
Apex Service Partners, LLC (15)(20)(23)(24)(33)	First lien senior secured delayed draw term loan	SR + 5.50%	10/23/2023	462	452	451	—	%
Apex Service Partners, LLC (15)(23)(24)(33)	First lien senior secured revolving loan	SR + 5.25%	7/31/2025	10	9	9	—	%
Gerson Lehrman Group, Inc. (8)(24)	First lien senior secured loan	L + 5.25%	12/12/2024	5,521	5,496	5,493	0.4	%
Gerson Lehrman Group, Inc. (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(8)	(10)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Guidehouse Inc. (6)(23)(24)	First lien senior secured loan	L + 5.50%	10/16/2028	925	917	902	0.1	%
Relativity ODA LLC (6)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	16,059	15,871	15,818	1.2	%
Relativity ODA LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(18)	(22)	—	%
				47,088	46,637	46,155	3.5	%
Specialty retail
Notorious Topco, LLC (dba Beauty Industry Group) (8)(24)	First lien senior secured loan	L + 6.50%	11/23/2027	24,244	23,911	23,881	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (20)(23)(24)(33)(34)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(20)	(9)	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (8)(23)(24)(33)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	915	887	884	0.1	%
Galls, LLC (7)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	18,395	18,270	17,476	1.4	%
Galls, LLC (7)(23)(24)(33)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	2,092	2,049	1,827	0.1	%
Milan Laser Holdings LLC (6)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	22,809	22,619	22,524	1.7	%
Milan Laser Holdings LLC (23)(24)(33)(34)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(15)	(25)	—	%
The Shade Store, LLC (6)(23)(24)	First lien senior secured loan	L + 6.00%	10/13/2027	2,261	2,236	2,194	0.2	%
The Shade Store, LLC (8)(23)(24)(33)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	114	111	107	—	%
				70,830	70,048	68,859	5.4	%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,285	39,850	40,285	3.1	%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (10)(23)(24)(33)	First lien senior secured revolving loan	P + 4.75%	12/9/2025	1,659	1,584	1,659	0.1	%
Lytx, Inc. (6)(23)(24)	First lien senior secured loan	L + 6.75%	2/27/2026	23,790	23,549	23,433	1.8	%
Motus Group, LLC (6)(23)(24)	Second lien senior secured loan	L + 6.50%	12/10/2029	3,615	3,581	3,507	0.3	%
				69,349	68,564	68,884	5.3	%
Total non-controlled/non-affiliated portfolio company debt investments				$2,234,199	$2,203,971	$2,157,295	167.2	%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (21)(23)(24)(27)(32)	LP Interest	N/A	N/A	1	1,002	914	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (23)(24)(26)(27)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32	34,035	32,470	2.5	%
					35,037	33,384	2.6	%
Buildings and real estate
Associations Finance, Inc. (23)(24)(26)(27)	Preferred Stock	12.00% PIK	N/A	10,200	9,921	9,920	0.8	%
Dodge Construction Network Holdings, L.P. (23)(24)(27)(32)	Class A-2 Common Units	N/A	N/A	432	368	367	—	%
Dodge Construction Network Holdings, L.P. (23)(24)(26)(27)	Series A Preferred Units	8.25% PIK	N/A	—	9	9	—	%
					10,298	10,296	0.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Business Services
Denali Holding, LP (dba Summit Companies) (23)(24)(27)(32)	Class A Units	N/A	N/A	42	425	549	—	%
Hercules Buyer LLC (dba The Vincit Group) (23)(24)(25)(27)(32)	Common Units	N/A	N/A	350	350	350	—	%
Knockout Intermediate Holdings I Inc. (23)(24)(26)(27)	Perpetual Preferred Stock	11.75% PIK	N/A	400	390	390	—	%
					1,165	1,289	—	%
Consumer Products
ASP Conair Holdings LP (23)(24)(27)(32)	Class A Units	N/A	N/A	13	1,286	803	0.1	%
					1,286	803	0.1	%
Food and beverage
H-Food Holdings, LLC (23)(24)(27)(32)	LLC Interest	N/A	N/A	1,625	1,625	1,691	0.1	%
Hissho Sushi Holdings, LLC (23)(24)(27)(32)	Class A units	N/A	N/A	7,502	75	75	—	%
					1,700	1,766	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (23)(24)(27)(32)	Class A Units	N/A	N/A	6,014	6,013	5,981	0.5	%
Maia Aggregator, LP (23)(24)(27)(32)	Class A-2 Units	N/A	N/A	112	112	112	—	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (21)(23)(24)(26)(27)	Class A Units	8.00% PIK	N/A	1,370	1,533	1,533	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (21)(23)(24)(27)(32)	Class B Units	N/A	N/A	18,864	—	214	—	%
Rhea Acquisition Holdings, LP (23)(24)(27)(32)	Series A-2 Units	N/A	N/A	119	119	119	—	%
					7,777	7,959	0.6	%
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist) (23)(24)(27)(32)	Class A Interests	N/A	N/A	1,291	1,290	1,088	0.1	%
					1,290	1,088	0.1	%
Healthcare technology
Minerva Holdco, Inc (23)(24)(26)(27)	Series A Preferred Stock	10.75% PIK	N/A	1	1,021	957	0.1	%
					1,021	957	0.1	%
Household products
Evology, LLC (23)(24)(27)(32)	Class B Units	N/A	N/A	88	420	420	—	%
					420	420	—	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (23)(24)(26)(27)	Series A Preferred Stock	10.50% PIK	N/A	700	5,787	5,088	0.4	%
					5,787	5,088	0.4	%
Insurance
Evolution Parent, LP (dba SIAA) (23)(24)(27)(32)	LP Interest	N/A	N/A	892	892	892	0.1	%
GoHealth, Inc. (18)(23)(24)(32)	Common Stock	N/A	N/A	227,097	1,163	136	—	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (23)(24)(27)(32)	LP Interest	N/A	N/A	106	106	105	—	%
PCF Holdco, LLC (dba PCF Insurance Services) (23)(24)(27)(32)	Class A Units	N/A	N/A	4,661	4,661	5,819	0.5	%
PCF Holdco, LLC (dba PCF Insurance Services) (23)(24)(27)(32)	Class A Warrants	N/A	N/A	1,714	1,714	2,141	0.2	%
					8,536	9,093	0.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Internet software and services
Alpine-22 (21)(23)(24)(27)(32)	LP Interest	N/A	N/A	1,000,000	1,001	1,000	0.1	%
BCTO WIW Holdings, Inc. (dba When I Work) (23)(24)(27)(32)	Class A Common Stock	N/A	N/A	3,000	300	227	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (23)(24)(27)(32)	Common Units	N/A	N/A	1,345,119	1,345	1,138	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (21)(23)(24)(27)(32)	LP Interest	N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (21)(23)(24)(27)(32)	Extended Series C Warrants	N/A	N/A	25,540	157	53	—	%
Thunder Topco L.P. (dba Vector Solutions) (23)(24)(27)(32)	Common Units	N/A	N/A	820	820	750	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (23)(24)(26)(27)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,863	3,637	0.3	%
WMC Bidco, Inc. (dba West Monroe) (23)(24)(26)(27)	Senior Preferred Stock	11.25% PIK	N/A	2,321	2,502	2,344	0.2	%
					10,019	9,180	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	749	0.1	%
Windows Entities (21)(23)(24)(27)(28)	LLC Units	N/A	N/A	10,609	18,981	34,520	2.7	%
					19,681	35,269	2.8	%
Total non-controlled/non-affiliated portfolio company equity investments					$104,017	$116,592	9.2	%
Total non-controlled/non-affiliated portfolio company investments					$2,307,988	$2,273,887	176.4	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (6)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/28/2024	6,205	6,131	6,143	0.5	%
Swipe Acquisition Corporation (dba PLI) (7)(20)(23)(24)(31)(33)	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	1,848	1,848	1,821	0.1	%
Swipe Acquisition Corporation (dba PLI) (23)(24)(31)(33)	Letter of Credit	L + 8.00%	6/28/2024	—	—	—	—	%
				8,053	7,979	7,964	0.6	%
Total non-controlled/affiliated portfolio company debt investments				$8,053	$7,979	$7,964	0.6	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (23)(24)(27)(31)(32)	Class A Common Units	N/A	N/A	11	5,952	8,024	0.6	%
					5,952	8,024	0.6	%
Total non-controlled/affiliated portfolio company equity investments					$5,952	$8,024	0.6	%
Total non-controlled/affiliated portfolio company investments					$13,931	$15,988	1.2	%
Total Investments					$2,321,919	$2,289,875	177.6	%
______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(3)Unless otherwise indicated, all investments are considered Level 3 investments.
(4)The amortized cost represents the original cost adjusted for the accretion and amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six- or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), SONIA ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(9)The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2022 was 3.62%.
(10)The interest rate on these loans is subject to PRIME, which as of June 30, 2022 was 4.75%.
(11)The interest rate on this loan is subject to SONIA, which as of June 30, 2022 was 1.55%.
(12)The interest rate on this loan is subject to 6 month GBPLIBOR, which as of June 30, 2022 was 2.26%.
(13)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2022 was (0.20)%.
(14)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2022 was 0.15%.
(15)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(16)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(17)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(18)Level 1 investment.
(19)Level 2 investment.
(20)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 10.5% of total assets as calculated in accordance with the regulatory requirements.
(22)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 6 “Debt.”
(23)Investment is not pledged as collateral for the credit facilities.
(24)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(25)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(26)Investment does not contain a variable rate structure.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

(27)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $124.5 million, or 9.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Associations Finance, Inc.	Preferred Stock	June 10, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P.	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc.	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Warrants	November 1, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(28)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.7 million as of June 30, 2022.
(29)Loan was on non-accrual status as of June 30, 2022.
(30)As of June 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $47.1 million based on a tax cost basis of $2.3 billion. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $70.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $23.0 million.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

(31)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2022	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$13,398	$513	$—	$2,077	$—	$—	$15,988	$40	$377	$827
Total	$13,398	$513	$—	$2,077	$—	$—	$15,988	$40	$377	$827
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(32)Investment is non-income producing.
(33)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(34)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (8)(23)(24)	First lien senior secured loan	L + 5.75%	8/28/2028	$938	$919	$919	0.1	%
Global Music Rights, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2027	—	(2)	(2)	—	%
				938	917	917	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (8)(24)	First lien senior secured loan	L + 7.25%	1/3/2025	37,878	37,467	35,795	2.6	%
Peraton Corp. (6)(23)(24)	Second lien senior secured loan	L + 7.75%	2/1/2029	15,000	14,793	14,925	1.1	%
Valence Surface Technologies LLC (9)(24)	First lien senior secured loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	30,455	30,168	27,561	2.0	%
Valence Surface Technologies LLC (8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75% (incl. 1.00% PIK)	6/28/2025	2,496	2,474	2,258	0.2	%
				85,829	84,902	80,539	5.9	%
Buildings and real estate
Associations, Inc. (8)(24)	First lien senior secured loan	L + 6.50% (incl. 2.50% PIK)	7/2/2027	84,491	83,712	83,646	6.2	%
Associations, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	7/2/2027	—	(56)	(61)	—	%
Dodge Data & Analytics LLC (9)(24)	First lien senior secured loan	L + 7.50%	4/14/2026	6,446	6,332	6,639	0.5	%
Dodge Data & Analytics LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/14/2026	—	(6)	—	—	%
REALPAGE, INC. (6)(23)(24)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,409	6,575	0.5	%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC) (9)(24)	First lien senior secured loan	L + 6.00% (incl. 1.25% PIK)	11/28/2024	18,692	18,600	17,852	1.3	%
Imperial Parking Canada (11)(24)	First lien senior secured loan	C + 6.00% (incl. 1.25% PIK)	11/28/2024	3,884	3,710	3,710	0.3	%
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC) (6)(16)(23)(24)	First lien senior secured revolving loan	L + 4.75%	11/28/2023	1,526	1,525	1,424	0.1	%
				121,539	120,226	119,785	8.9	%
Business services
Access CIG, LLC (6)(24)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,484	24,441	1.8	%
CIBT Global, Inc. (8)(23)(24)(29)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/3/2024	151	111	94	—	%
CIBT Global, Inc. (8)(23)(24)(29)	Second lien senior secured loan	L + 7.75% (incl. 6.75% PIK)	12/1/2025	11,237	4,720	2,809	0.2	%
Denali BuyerCo, LLC (dba Summit Companies) (8)(24)	First lien senior secured loan	L + 6.00%	9/15/2028	6,398	6,277	6,334	0.5	%
Denali BuyerCo, LLC (dba Summit Companies) (8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	9/15/2023	104	100	103	—	%
Denali BuyerCo, LLC (dba Summit Companies) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	9/15/2027	—	(2)	(2)	—	%
Diamondback Acquisition, Inc. (dba Sphera) (8)(23)(24)	First lien senior secured loan	L + 5.50%	9/13/2028	832	816	815	0.1	%
Diamondback Acquisition, Inc. (dba Sphera) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(2)	(2)	—	%
Entertainment Benefits Group, LLC (8)(24)	First lien senior secured loan	L + 8.25% (incl. 2.50% PIK)	9/30/2025	20,900	20,699	19,960	1.5	%
Entertainment Benefits Group, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.25% (incl. 2.50% PIK)	9/30/2024	—	(23)	(126)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Gainsight, Inc. (6)(23)(24)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,077	4,995	5,001	0.4	%
Gainsight, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	7/30/2027	—	(14)	(13)	—	%
Hercules Borrower, LLC (dba The Vincit Group) (8)(24)	First lien senior secured loan	L + 6.50%	12/15/2026	28,558	28,191	28,558	2.1	%
Hercules Borrower, LLC (dba The Vincit Group) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	—	(41)	—	—	%
Hercules Buyer, LLC (dba The Vincit Group) (19)(23)(24)(26)	Unsecured notes	0.48% PIK	12/14/2029	820	820	820	0.1	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(23)(24)	First lien senior secured loan	L + 5.50%	10/19/2028	895	878	877	0.1	%
KPSKY Acquisition, Inc. (dba BluSky) (12)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	P + 4.50%	10/19/2023	51	50	50	—	%
				99,587	92,059	89,719	6.8	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (9)(23)(24)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,202	22,500	1.7	%
Douglas Products and Packaging Company LLC (8)(24)	First lien senior secured loan	L + 5.75%	10/19/2022	19,555	19,513	19,359	1.4	%
Douglas Products and Packaging Company LLC (12)(16)(24)	First lien senior secured revolving loan	P + 4.75%	10/19/2022	865	862	849	0.1	%
Gaylord Chemical Company, L.L.C. (8)(24)	First lien senior secured loan	L + 6.50%	3/30/2027	30,163	29,894	30,013	2.2	%
Gaylord Chemical Company, L.L.C. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(22)	(13)	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (8)(23)(24)	First lien senior secured loan	L + 5.75%	4/22/2027	6,101	5,977	5,979	0.4	%
Velocity HoldCo III Inc. (dba VelocityEHS) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(7)	(7)	—	%
				79,184	78,419	78,680	5.8	%
Consumer products
ConAir Holdings LLC (8)(24)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,312	45,000	3.3	%
Feradyne Outdoors, LLC (8)(23)(24)	First lien senior secured loan	L + 6.25%	5/25/2023	753	750	753	0.1	%
Lignetics Investment Corp. (7)(24)	First lien senior secured loan	L + 6.00%	11/1/2027	9,804	9,684	9,681	0.7	%
Lignetics Investment Corp. (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(15)	(15)	—	%
Lignetics Investment Corp. (8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	245	227	227	—	%
Olaplex, Inc. (6)(24)	First lien senior secured loan	L + 6.25%	1/8/2026	12,104	12,004	12,104	0.9	%
WU Holdco, Inc. (dba Weiman Products, LLC) (8)(24)	First lien senior secured loan	L + 5.50%	3/26/2026	45,707	45,053	45,707	3.4	%
WU Holdco, Inc. (dba Weiman Products, LLC) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	5/21/2022	—	(9)	—	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,057	1,011	1,057	0.1	%
				114,670	113,017	114,514	8.5	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (8)(23)(24)	First lien senior secured loan	L + 5.75%	10/2/2028	772	765	765	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	13	12	12	—	%
Fortis Solutions Group, LLC (8)(23)(24)	First lien senior secured loan	L + 5.50%	10/13/2028	648	635	635	—	%
Fortis Solutions Group, LLC (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	(3)	(3)	—	%
Fortis Solutions Group, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	(2)	(2)	—	%
Pregis Topco LLC (8)(24)	Second lien senior secured loan	L + 7.14%	8/1/2029	30,000	29,515	30,000	2.2	%
				31,433	30,922	31,407	2.3	%
Distribution
Aramsco, Inc. (6)(24)	First lien senior secured loan	L + 5.25%	8/28/2024	10,302	10,190	10,302	0.8	%
Aramsco, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	—	(12)	—	—	%
Endries Acquisition, Inc. (8)(24)	First lien senior secured loan	L + 6.25%	12/10/2025	22,240	22,000	22,240	1.6	%
Individual Foodservice Holdings, LLC (9)(24)	First lien senior secured loan	L + 6.25%	11/21/2025	32,735	32,270	32,571	2.4	%
Individual Foodservice Holdings, LLC (9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.25%	6/30/2022	5,700	5,600	5,664	0.4	%
Individual Foodservice Holdings, LLC (6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	201	146	178	—	%
Offen, Inc. (6)(24)	First lien senior secured loan	L + 5.00%	6/22/2026	4,895	4,863	4,895	0.4	%
				76,073	75,057	75,850	5.6	%
Education
Learning Care Group (US) No. 2 Inc. (8)(24)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,332	5,259	0.4	%
Pluralsight, LLC (9)(24)	First lien senior secured loan	L + 8.00%	4/6/2027	20,641	20,440	20,434	1.5	%
Pluralsight, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(11)	(13)	—	%
				26,034	25,761	25,680	1.9	%
Financial services
AxiomSL Group, Inc. (8)(24)	First lien senior secured loan	L + 6.00%	12/3/2027	43,456	42,998	43,130	3.2	%
AxiomSL Group, Inc. (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(11)	—	—	%
AxiomSL Group, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(34)	(26)	—	%
Blackhawk Network Holdings, Inc. (6)(24)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,679	18,777	1.4	%
Hg Genesis 8 Sumoco Limited (10)(21)(23)(24)	Unsecured facility	S + 7.50% PIK	8/28/2025	6,185	6,040	6,184	0.5	%
Hg Saturn Luchaco Limited (10)(21)(23)(24)	Unsecured facility	S + 7.50% PIK	3/30/2026	26,772	27,102	26,504	1.9	%
Muine Gall, LLC (9)(21)(23)(24)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	51,042	51,113	51,042	3.8	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(24)	First lien senior secured loan	L + 5.75%	9/8/2025	3,344	3,322	3,321	0.2	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	657	644	653	—	%
NMI Acquisitionco, Inc. (dba Network Merchants) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(2)	(2)	—	%
				150,233	149,851	149,583	11.0	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Food and beverage
Balrog Acquisition, Inc. (dba BakeMark) (9)(23)(24)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,959	4,958	0.4	%
BP Veraison Buyer, LLC (dba Sun World) (8)(24)	First lien senior secured loan	L + 5.75%	5/12/2027	14,522	14,357	14,377	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(7)	—	—	%
BP Veraison Buyer, LLC (dba Sun World) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(20)	(18)	—	%
H-Food Holdings, LLC (6)(24)(25)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—	%
H-Food Holdings, LLC (6)(24)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,919	18,200	1.3	%
Hometown Food Company (6)(24)	First lien senior secured loan	L + 5.00%	8/31/2023	1,772	1,759	1,754	0.1	%
Hometown Food Company (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	—	(3)	(5)	—	%
Nellson Nutraceutical, LLC (8)(24)	First lien senior secured loan	L + 5.25%	12/23/2023	27,280	26,586	26,735	2.0	%
Nutraceutical International Corporation (6)(24)	First lien senior secured loan	L + 7.00%	9/30/2026	36,706	36,252	35,971	2.6	%
Nutraceutical International Corporation (6)(23)(24)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	2,353	2,326	2,306	0.2	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(24)	First lien senior secured loan	L + 4.50%	7/30/2025	4,873	4,820	4,630	0.3	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(12)(16)(17)(23)(24)	First lien senior secured revolving loan	P + 3.50%	7/30/2023	33	26	(17)	—	%
Shearer's Foods, LLC (6)(24)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,565	50,000	3.7	%
Ultimate Baked Goods Midco, LLC (6)(23)(24)	First lien senior secured loan	L + 6.25%	8/13/2027	16,500	16,110	16,088	1.2	%
Ultimate Baked Goods Midco, LLC (6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/13/2027	1,050	1,003	1,000	0.1	%
				178,290	175,653	175,980	13.0	%
Healthcare equipment and services
Nelipak Holding Company (8)(24)	First lien senior secured loan	L + 4.25%	7/2/2026	2,954	2,913	2,917	0.2	%
Nelipak Holding Company (8)(16)(23)(24)	First lien senior secured revolving loan	L + 4.25%	7/2/2024	368	359	357	—	%
Nelipak Holding Company (16)(17)(23)(24)	First lien senior secured revolving loan	E + 4.50%	7/2/2024	—	(31)	(11)	—	%
Nelipak Holding Company (8)(24)	Second lien senior secured loan	L + 8.25%	7/2/2027	7,994	7,903	7,914	0.6	%
Nelipak Holding Company (13)(23)(24)	Second lien senior secured loan	E + 8.50%	7/2/2027	8,154	7,933	8,031	0.6	%
Packaging Coordinators Midco, Inc. (8)(24)	Second lien senior secured loan	L + 7.00%	11/30/2028	37,269	36,583	36,524	2.7	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (7)(24)	First lien senior secured loan	L + 6.75%	1/31/2028	25,781	25,382	25,458	1.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/29/2026	—	(45)	(33)	—	%
				82,520	80,997	81,157	6.0

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Healthcare providers and services
KS Management Services, L.L.C. (9)(24)	First lien senior secured loan	L + 4.25%	1/9/2026	49,000	48,568	49,000	3.6	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (8)(24)	First lien senior secured loan	L + 7.00%	10/3/2025	12,966	12,784	12,869	0.9	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 7.00%	6/30/2022	6,523	6,447	6,474	0.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (6)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	10/3/2025	558	523	545	—	%
OB Hospitalist Group, Inc. (8)(23)(24)	First lien senior secured loan	L + 5.50%	9/27/2027	22,608	22,172	22,155	1.6	%
OB Hospitalist Group, Inc. (6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	313	257	254	—	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	9/27/2028	11,185	10,968	10,961	0.8	%
Phoenix Newco, Inc. (dba Parexel) (6)(23)(24)	Second lien senior secured loan	L + 6.50%	11/15/2029	35,000	34,654	34,650	2.5	%
Premier Imaging, LLC (dba LucidHealth) (6)(24)	First lien senior secured loan	L + 5.25%	1/2/2025	7,588	7,502	7,531	0.6	%
Quva Pharma, Inc. (8)(24)	First lien senior secured loan	L + 5.50%	4/12/2028	11,789	11,464	11,464	0.8	%
Quva Pharma, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	—	(30)	(33)	—	%
Refresh Parent Holdings, Inc. (8)(24)	First lien senior secured loan	L + 6.50%	12/9/2026	11,864	11,711	11,774	0.9	%
Refresh Parent Holdings, Inc. (8)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	6/9/2022	3,795	3,746	3,766	0.3	%
Refresh Parent Holdings, Inc. (8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/9/2026	517	500	506	—	%
TC Holdings, LLC (dba TrialCard) (8)(24)	First lien senior secured loan	L + 4.50%	11/14/2023	18,178	18,071	18,178	1.3	%
TC Holdings, LLC (dba TrialCard) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 4.50%	11/14/2022	—	(10)	—	—	%
				191,884	189,327	190,094	13.8	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (9)(23)(24)	First lien senior secured loan	L + 5.75%	8/23/2028	603	594	594	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(2)	(2)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(1)	—	%
Bracket Intermediate Holding Corp. (8)(23)(24)	First lien senior secured loan	L + 4.25%	9/5/2025	74	70	73	—	%
Bracket Intermediate Holding Corp. (8)(24)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,699	3,731	0.3	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (8)(23)(24)	First lien senior secured loan	L + 6.00%	10/30/2028	803	788	787	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/30/2023	—	(1)	(1)	—	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	10/29/2027	—	(1)	(1)	—	%
Inovalon Holdings, Inc. (8)(23)(24)	First lien senior secured loan	L + 5.75%	11/24/2028	42,114	41,074	41,061	3.0	%
Inovalon Holdings, Inc. (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(55)	(56)	—	%
Inovalon Holdings, Inc. (8)(23)(24)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	20,061	19,662	19,660	1.4	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (8)(21)(24)	First lien senior secured loan	L + 6.25%	8/21/2026	38,561	38,173	38,465	2.8	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (8)(16)(21)(23)(24)	First lien senior secured revolving loan	L + 6.25%	8/21/2026	994	981	991	0.1	%
Interoperability Bidco, Inc. (9)(24)	First lien senior secured loan	L + 5.75%	6/25/2026	18,818	18,654	18,818	1.4	%
Interoperability Bidco, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/25/2024	—	(6)	—	—	%
RL Datix Holdings (USA), Inc. (9)(21)(23)(24)	First lien senior secured loan	L + 4.50%	4/28/2025	10,000	9,794	9,825	0.7	%
RL Datix Holdings (USA), Inc. (9)(21)(23)(24)	Second lien senior secured loan	L + 7.75%	4/27/2026	5,000	4,897	4,913	0.4	%
Datix Bidco Limited (dba RLDatix) (15)(21)(23)(24)	First lien senior secured loan	G + 4.50%	4/28/2025	863	860	848	0.1	%
Datix Bidco Limited (dba RLDatix) (15)(21)(23)(24)	Second lien senior secured loan	G + 7.75%	4/27/2026	2,257	2,248	2,218	0.2	%
				143,898	141,428	141,923	10.5	%
Household products
HGH Purchaser, Inc. (dba Horizon Services) (8)(24)	First lien senior secured loan	L + 5.75%	11/3/2025	27,057	26,729	26,854	2.0	%
HGH Purchaser, Inc. (dba Horizon Services) (16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	11/3/2023	—	—	—	—	%
HGH Purchaser, Inc. (dba Horizon Services) (8)(16)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/3/2025	672	649	654	—	%
Walker Edison Furniture Company LLC (9)(24)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	16,845	16,845	16,003	1.2	%
				44,574	44,223	43,511	3.2	%
Human resource support services
Cornerstone OnDemand, Inc. (9)(23)(24)	Second lien senior secured loan	L + 6.50%	10/15/2029	16,668	16,421	16,417	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (8)(23)(24)	First lien senior secured loan	L + 6.00%	9/22/2028	9,254	9,075	9,092	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	361	347	349	—	%
				26,283	25,843	25,858	1.9
Infrastructure and environmental services
LineStar Integrity Services LLC (9)(24)	First lien senior secured loan	L + 7.25%	2/12/2024	13,341	13,293	11,740	0.9	%
				13,341	13,293	11,740	0.9	%
Insurance
Alera Group, Inc. (6)(23)(24)	First lien senior secured loan	L + 5.50%	10/2/2028	9,710	9,498	9,492	0.7	%
Alera Group, Inc. (6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	10/2/2023	2,668	2,608	2,607	0.2	%
Ardonagh Midco 2 PLC (21)(23)(24)(26)	Unsecured notes	12.75% PIK	1/15/2027	566	562	625	—	%
Ardonagh Midco 3 PLC (10)(21)(23)(24)	First lien senior secured GBP term loan	S + 6.75%	7/14/2026	6,310	5,736	6,310	0.5	%
Ardonagh Midco 3 PLC (14)(21)(23)(24)	First lien senior secured loan	E + 6.75%	7/14/2026	558	538	558	—	%
Ardonagh Midco 3 PLC (8)(21)(23)(24)	First lien senior secured USD delayed draw term loan	L + 5.50%	7/14/2026	1,440	1,412	1,440	0.1	%
Ardonagh Midco 3 PLC (16)(18)(21)(23)(24)	First lien senior secured GBP delayed draw term loan	S + 6.75%	8/19/2023	—	—	—	—	%
Brightway Holdings, LLC (6)(23)(24)	First lien senior secured loan	L + 6.50%	12/16/2027	4,474	4,418	4,418	0.3	%
Brightway Holdings, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(7)	(7)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA) (8)(24)	First lien senior secured loan	L + 6.25%	4/28/2028	29,804	29,409	29,431	2.2	%
Evolution BuyerCo, Inc. (dba SIAA) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(28)	(28)	—	%
Integrity Marketing Acquisition, LLC (9)(24)	First lien senior secured loan	L + 5.75%	8/27/2025	27,570	27,263	27,570	2.0	%
Integrity Marketing Acquisition, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(17)	—	—	%
Norvax, LLC (dba GoHealth) (9)(24)	First lien senior secured loan	L + 6.50%	9/15/2025	17,195	16,698	17,281	1.3	%
Norvax, LLC (dba GoHealth) (8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	2,114	2,092	2,114	0.2	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (8)(23)(24)	First lien senior secured loan	L + 6.00%	11/1/2028	18,208	18,029	18,025	1.3	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (9)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	5/1/2023	3,214	3,182	3,182	0.2	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(10)	(10)	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (23)(24)(26)	First lien senior secured loan	9.00% PIK	10/31/2031	21,422	19,407	19,388	1.4	%
TEMPO BUYER CORP. (dba Global Claims Services) (8)(23)(24)	First lien senior secured loan	L + 5.50%	8/28/2028	702	689	688	0.1	%
TEMPO BUYER CORP. (dba Global Claims Services) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/26/2023	—	(2)	(2)	—	%
TEMPO BUYER CORP. (dba Global Claims Services) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/26/2027	—	(2)	(2)	—	%
THG Acquisition, LLC (dba Hilb) (8)(24)	First lien senior secured loan	L + 5.75%	12/2/2026	25,171	24,698	24,857	1.8	%
THG Acquisition, LLC (dba Hilb) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(31)	(23)	—	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (7)(23)(24)	First lien senior secured loan	L + 5.50%	7/23/2027	1,685	1,652	1,651	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (8)(16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	3	—	(1)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,347	1,322	1,320	0.1	%
				174,161	169,116	170,884	12.5	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (8)(21)(24)	First lien senior secured loan	L + 6.75%	5/13/2025	10,810	10,715	10,648	0.8	%
3ES Innovation Inc. (dba Aucerna) (16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	—	(5)	(10)	—	%
Apptio, Inc. (9)(23)(24)	First lien senior secured loan	L + 7.25%	1/10/2025	7,364	7,279	7,364	0.5	%
Apptio, Inc. (9)(16)(23)(24)	First lien senior secured revolving loan	L + 7.25%	1/10/2025	196	191	196	—	%
Barracuda Networks, Inc. (8)(23)(24)	Second lien senior secured loan	L + 6.75%	10/30/2028	7,500	7,433	7,500	0.6	%
Bayshore Intermediate #2, L.P. (dba Boomi) (8)(23)(24)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	14,872	14,546	14,537	1.1	%
Bayshore Intermediate #2, L.P. (dba Boomi) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(27)	(28)	—	%
BCPE Nucleon (DE) SPV, LP (9)(23)(24)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,102	35,378	2.6	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
BCTO BSI Buyer, Inc. (dba Buildertrend) (8)(23)(24)	First lien senior secured loan	L + 7.00%	12/23/2026	8,482	8,409	8,440	0.6	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (8)(16)(23)(24)	First lien senior secured revolving loan	L + 7.00%	12/23/2026	573	565	568	—	%
Centrify Corporation (8)(23)(24)	First lien senior secured loan	L + 5.75%	3/2/2028	13,204	12,904	12,940	1.0	%
Centrify Corporation (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	3/2/2027	—	(34)	(27)	—	%
CivicPlus, LLC (8)(23)(24)	First lien senior secured loan	L + 6.00%	8/24/2027	626	620	620	—	%
CivicPlus, LLC (16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	8/24/2023	—	—	—	—	%
CivicPlus, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	8/24/2027	—	(1)	(1)	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (9)(23)(24)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,824	40,000	2.9	%
EET Buyer, Inc. (dba e-Emphasys) (8)(23)(24)	First lien senior secured loan	L + 5.75%	11/8/2027	909	900	900	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	11/8/2027	—	(1)	(1)	—	%
Forescout Technologies, Inc. (8)(23)(24)	First lien senior secured loan	L + 9.50% PIK	8/17/2026	7,181	7,090	7,182	0.5	%
Forescout Technologies, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(9)	—	—	%
Genesis Acquisition Co. (dba Procare Software) (8)(24)	First lien senior secured loan	L + 4.00%	7/31/2024	2,014	1,996	1,959	0.1	%
Genesis Acquisition Co. (dba Procare Software) (8)(23)(24)	First lien senior secured revolving loan	L + 4.00%	7/31/2024	293	290	285	—	%
GovBrands Intermediate, Inc. (8)(23)(24)	First lien senior secured loan	L + 5.50%	8/4/2027	2,485	2,425	2,423	0.2	%
GovBrands Intermediate, Inc. (6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	560	544	543	—	%
GovBrands Intermediate, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	—	(4)	(5)	—	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (9)(21)(23)(24)	First lien senior secured loan	L + 7.50%	4/16/2026	14,545	14,212	14,545	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(98)	—	—	%
Hyland Software, Inc. (6)(23)(24)	Second lien senior secured loan	L + 6.25%	7/7/2025	12,145	12,135	12,222	0.9	%
IQN Holding Corp. (dba Beeline) (9)(24)	First lien senior secured loan	L + 5.50%	8/20/2024	20,792	20,636	20,792	1.5	%
IQN Holding Corp. (dba Beeline) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	8/21/2023	—	(13)	—	—	%
Litera Bidco LLC (6)(24)	First lien senior secured loan	L + 5.85%	5/29/2026	27,184	26,898	27,184	2.0	%
Litera Bidco LLC (6)(16)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2022	353	343	353	—	%
Litera Bidco LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(8)	—	—	%
MessageBird BidCo B.V. (9)(21)(24)	First lien senior secured loan	L + 6.75%	4/29/2027	16,000	15,678	15,680	1.2	%
MINDBODY, Inc. (9)(24)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	11,846	11,773	11,846	0.9	%
MINDBODY, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(6)	—	—	%
Ministry Brands Holdings, LLC (8)(23)(24)	First lien senior secured loan	L + 5.50%	12/29/2028	706	692	692	0.1	%
Ministry Brands Holdings, LLC (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(2)	—	%
Ministry Brands Holdings, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(1)	—	%
QAD, Inc. (7)(23)(24)	First lien senior secured loan	L + 6.00%	11/5/2027	4,429	4,342	4,340	0.3	%
QAD, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(11)	(11)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Proofpoint, Inc. (8)(23)(24)	Second lien senior secured loan	L + 6.25%	8/31/2029	4,900	4,876	4,876	0.4	%
Tahoe Finco, LLC (8)(21)(23)(24)	First lien senior secured loan	L + 6.00%	9/29/2028	23,256	23,030	22,977	1.7	%
Tahoe Finco, LLC (16)(17)(21)(23)(24)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(17)	(21)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (8)(24)	First lien senior secured loan	L + 5.75%	6/30/2028	13,872	13,741	13,777	1.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	—	—	(9)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	—	(8)	(6)	—	%
When I Work, Inc. (8)(23)(24)	First lien senior secured loan	L + 6.00%	11/2/2027	762	754	754	0.1	%
When I Work, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(1)	(1)	—	%
				303,415	299,697	301,398	22.2	%
Leisure and entertainment
Troon Golf, L.L.C. (8)(24)	First lien senior secured loan	L + 6.00%	8/5/2027	61,333	61,043	61,026	4.5	%
Troon Golf, L.L.C. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(22)	(23)	—	%
				61,333	61,021	61,003	4.5	%
Manufacturing
Gloves Buyer, Inc. (dba Protective Industrial Products) (6)(23)(24)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,156	6,221	0.5	%
Ideal Tridon Holdings, Inc. (8)(24)	First lien senior secured loan	L + 5.25%	7/31/2024	13,520	13,377	13,520	1.0	%
Ideal Tridon Holdings, Inc. (6)(16)(23)(24)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	400	391	400	—	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (8)(24)	First lien senior secured loan	L + 5.75%	7/21/2027	18,428	18,255	18,243	1.3	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (8)(16)(18)(24)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	1,543	1,528	1,527	0.1	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	7/21/2027	—	(17)	(18)	—	%
PHM Netherlands Midco B.V. (dba Loparex) (8)(23)(24)	First lien senior secured loan	L + 4.50%	7/31/2026	196	185	196	—	%
PHM Netherlands Midco B.V. (dba Loparex) (6)(24)	Second lien senior secured loan	L + 8.75%	7/30/2027	28,000	26,479	27,650	2.0	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (6)(24)	First lien senior secured loan	L + 4.50%	6/28/2026	3,481	3,457	3,237	0.2	%
Sonny's Enterprises LLC (6)(24)	First lien senior secured loan	L + 6.75%	8/5/2026	44,840	44,182	44,839	3.3	%
Sonny's Enterprises LLC (6)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	376	338	376	—	%
				117,084	114,331	116,191	8.4	%
Oil and gas
Black Mountain Sand Eagle Ford LLC (8)(23)(24)	First lien senior secured loan	L + 8.25%	8/17/2022	534	535	534	—	%
Project Power Buyer, LLC (dba PEC-Veriforce) (8)(24)	First lien senior secured loan	L + 6.00%	5/14/2026	7,957	7,882	7,957	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(4)	—	—	%
Zenith Energy U.S. Logistics Holdings, LLC (8)(24)	First lien senior secured loan	L + 5.50%	12/20/2024	19,021	18,725	19,021	1.4	%
				27,512	27,138	27,512	2.0	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (8)(24)	First lien senior secured loan	L + 5.75%	7/2/2024	18,768	18,604	18,675	1.4	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (12)(16)(23)(24)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	646	628	634	—	%
Apex Group Treasury, LLC (8)(21)(23)(24)	Second lien senior secured loan	L + 6.75%	7/27/2029	5,000	4,952	4,950	0.4	%
Apex Group Treasury, LLC (16)(18)(21)(23)(24)	Second lien senior secured delayed draw term loan	L + 6.75%	6/30/2022	—	—	—	—	%
Gerson Lehrman Group, Inc. (9)(24)	First lien senior secured loan	L + 5.25%	12/12/2024	6,264	6,231	6,264	0.5	%
Gerson Lehrman Group, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(10)	—	—	%
Guidehouse Inc. (6)(23)(24)	First lien senior secured loan	L + 5.50%	10/16/2028	930	921	921	0.1	%
Guidehouse Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	—	—	(1)	—	%
Relativity ODA LLC (6)(24)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	15,590	15,387	15,395	1.1	%
Relativity ODA LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(20)	(18)	—	%
				47,198	46,693	46,820	3.5	%
Specialty retail
Galls, LLC (8)(24)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	17,072	16,947	16,047	1.2	%
Galls, LLC (8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	1,947	1,894	1,630	0.1	%
Milan Laser Holdings LLC (8)(24)	First lien senior secured loan	L + 5.00%	4/27/2027	22,924	22,717	22,752	1.7	%
Milan Laser Holdings LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(17)	(15)	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (8)(24)	First lien senior secured loan	L + 6.50%	11/22/2027	24,366	24,007	24,001	1.8	%
Notorious Topco, LLC (dba Beauty Industry Group) (16)(17)(18)(23)(24)	First lien senior secured delayed draw term loan	L + 6.50%	11/23/2023	—	(22)	(9)	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (8)(16)(23)(24)	First lien senior secured revolving loan	L + 6.50%	5/24/2027	352	321	320	—	%
The Shade Store, LLC (7)(23)(24)	First lien senior secured loan	L + 6.00%	10/13/2027	2,273	2,245	2,244	0.2	%
The Shade Store, LLC (16)(17)(23)(24)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(3)	(3)	—	%
				68,934	68,089	66,967	5.0	%
Transportation
Lazer Spot G B Holdings, Inc. (8)(24)	First lien senior secured loan	L + 5.75%	12/9/2025	40,491	39,998	40,491	3.0	%
Lazer Spot G B Holdings, Inc. (16)(17)(23)(24)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(85)	—	—	%
Lytx, Inc. (6)(24)	First lien senior secured loan	L + 6.75%	2/28/2026	23,911	23,639	23,731	1.7	%
Motus Group, LLC (8)(23)(24)	Second lien senior secured loan	L + 6.50%	12/10/2029	3,615	3,579	3,579	0.3	%
				68,017	67,131	67,801	5.0	%
Total non-controlled/non-affiliated portfolio company debt investments				$2,333,964	$2,295,111	$2,295,513	169.2	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Equity Investments
Automotive
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (23)(24)(26)(27)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	32,783	33,645	2.5	%
CD&R Value Building Partners I, L.P. (dba Belron) (21)(23)(24)(27)(32)	LP Interest	N/A	N/A	1,002	1,002	1,000	0.1	%
					33,785	34,645	2.6	%
Buildings and real estate
Skyline Holdco B, Inc. (dba Dodge Data & Analytics) (23)(24)(27)(32)	Series A Preferred Stock	N/A	N/A	431,889	648	715	0.1	%
					648	715	0.1	%
Business Services
Denali Holding, LP (dba Summit Companies) (23)(24)(27)(32)	Class A Units	N/A	N/A	39,300	393	393	—	%
Hercules Buyer LLC (dba The Vincit Group) (19)(23)(24)(27)(32)	Common Units	N/A	N/A	350,000	350	350	—	%
					743	743	—	%
Consumer Products
ASP Conair Holdings LP (23)(24)(27)(32)	Class A Units	N/A	N/A	12,857	1,286	1,286	0.1	%
					1,286	1,286	0.1	%
Food and beverage
H-Food Holdings, LLC (23)(24)(27)(32)	LLC Interest	N/A	N/A	1,625	1,625	2,037	0.1	%
					1,625	2,037	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (23)(24)(27)(32)	Class A Units	N/A	N/A	5,665	6,014	6,954	0.5	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (23)(24)(26)(27)	Class A Units	8.00% PIK	N/A	1,370	1,473	1,473	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (23)(24)(27)(32)	Class B Units	N/A	N/A	18,864	—	214	—	%
					7,487	8,641	0.6
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist) (23)(24)(27)(32)	Class A Interests	N/A	N/A	1,291	1,291	1,291	0.1	%
Restore OMH Intermediate Holdings, Inc. (23)(24)(26)(27)	Senior Preferred Stock	13.00% PIK	N/A	305	3,409	3,401	0.3	%
					4,700	4,692	0.4	%
Human resource support services
Sunshine Software Holdings Inc (dba Cornerstone OnDemand, Inc.) (23)(24)(26)(27)	Series A Preferred Stock	10.50% PIK	N/A	5,500	5,486	5,483	0.4	%
					5,486	5,483	0.4	%
Insurance
Evolution Parent, LP (dba SIAA) (23)(24)(27)(32)	LP Interest	N/A	N/A	892	892	892	0.1	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (23)(24)(27)(32)	LP Interest	N/A	N/A	106	106	105	—	%
Norvax, LLC (dba GoHealth) (20)(23)(24)(32)	Common Stock	N/A	N/A	227,097	1,163	861	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
PCF Holdco, LLC (dba PCF Insurance Services) (23)(24)(27)(32)	Class A Units	N/A	N/A	4,661	4,661	4,661	0.3	%
PCF Holdco, LLC (dba PCF Insurance Services) (23)(24)(27)(32)	Class A Warrants	N/A	N/A	1,714	1,714	1,714	0.1	%
					8,536	8,233	0.6	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (23)(24)(27)(32)	Class A Common Stock	N/A	N/A	3,000	300	300	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (23)(24)(27)(32)	LP Common Units	N/A	N/A	1,345,119	1,345	1,345	0.1	%
MessageBird Holding B.V. (21)(23)(24)(27)(32)	Extended Series C Warrants	N/A	N/A	25,540	157	157	—	%
Thunder Topco L.P. (dba Vector Solutions) (23)(24)(27)(32)	Common Units	N/A	N/A	820	820	967	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (23)(24)(26)(27)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,750	3,750	0.3	%
					6,372	6,519	0.5	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	784	0.1	%
Windows Entities (21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10,607	18,982	34,520	2.5	%
					19,682	35,304	2.6	%
Professional Services
WMC Bidco, Inc. (dba West Monroe) (23)(24)(26)(27)	Senior Preferred Stock	11.25% PIK	N/A	2,321	2,321	2,319	0.2	%
					2,321	2,319	0.2	%
Total non-controlled/non-affiliated portfolio company equity investments					$92,671	$110,617	8.2	%
Total non-controlled/non-affiliated portfolio company investments					$2,387,782	$2,406,130	177.4	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI) (8)(23)(24)(31)	First lien senior secured loan	L + 8.00%	6/29/2024	6,205	6,115	6,127	0.5	%
Swipe Acquisition Corporation (dba PLI) (8)(16)(23)(24)(31)	First lien senior secured delayed draw term loan	L + 8.00%	12/30/2022	1,351	1,351	1,319	0.1	%
Swipe Acquisition Corporation (dba PLI) (16)(23)(24)(31)	Letter of Credit	L + 8.00%	6/29/2024	—	—	—	—	%
				7,556	7,466	7,446	0.6	%
Total non-controlled/affiliated portfolio company debt investments				$7,556	$7,466	$7,446	0.6	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (23)(24)(27)(31)(32)	Class A Common Units	N/A	N/A	10,755	5,952	5,952	0.4	%
					5,952	5,952	0.4	%
Total non-controlled/affiliated portfolio company equity investments					$5,952	$5,952	0.4	%
Total non-controlled/affiliated portfolio company investments					$13,418	$13,398	1.0	%
Total Investments					$2,401,200	$2,419,528	178.4	%
______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(3)Unless otherwise indicated, all investments are considered Level 3 investments.
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three-, six- or twelve-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10)The interest rate on these loans is subject to SONIA, which as of December 31, 2021 was 0.26%.
(11)The interest rate on this loan is subject to 3 month Canadian Dollar Offered Rate (“CDOR” or “C”), which as of December 31, 2021 was 0.52%.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2021 was 3.25%.
(13)The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2021 was (0.57)%.
(14)The interest rate on these loans is subject to 6 month EURIBOR, which as of December 31, 2021 was (0.55)%.
(15)The interest rate on these loans is subject to 6 month GBPLIBOR, which as of December 31, 2021 was 0.26%.
(16)Position or portion thereof is an unfunded loan commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)We invest in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(20)Level 1 investment.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)
(21)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2021, non-qualifying assets represented 8.9% of total assets as calculated in accordance with the regulatory requirements.
(22)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility I. See Note 6 “Debt.”
(23)Investment is not pledged as collateral for the credit facilities.
(24)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(25)Level 2 investment.
(26)Investment does not contain a variable rate structure.

(27)Security acquired in transaction exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities is $115.7 million, or 8.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
(28)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC and Atlanta Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.7 million as of December 31, 2021.
(29)Loan was on non-accrual status as of December 31, 2021.
(30)As of December 31, 2021, the net estimated unrealized loss for U.S. federal income tax purposes was $0.1 million based on a tax cost basis of $2.4 billion. As of December 31, 2021, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $32.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $32.6 million.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

(31)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2021 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2021	Other Income	Interest Income
Swipe Acquisition Corporation (dba PLI)	$12,312	$1,052	$—	$33,000	$—	$—	$13,398	$81	$680
Total	$12,312	$1,052	$—	$33,000	$—	$—	$13,398	$81	$680
(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(32)Investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$22,653	$20,431	$45,637	$41,493
Net change in unrealized gain (loss)	(36,604)	13,569	(50,323)	24,403
Net realized gain (loss)	(28)	(4,762)	712	(4,395)
Net Increase (Decrease) in Net Assets Resulting from Operations	(13,979)	29,238	(3,974)	61,501
Distributions
Distributions declared from earnings(1)	(22,763)	(23,009)	(45,610)	(45,443)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(22,763)	(23,009)	(45,610)	(45,443)
Capital Share Transactions
Issuance of shares of common stock	—	17,048	—	71,775
Reinvestment of shareholders' distributions	10,412	10,512	20,893	20,698
Repurchased shares	(25,734)	(37,034)	(41,096)	(37,034)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(15,322)	(9,474)	(20,203)	55,439
Total Increase (Decrease) in Net Assets	(52,064)	(3,245)	(69,787)	71,497
Net Assets, at beginning of period	1,341,968	1,361,046	1,359,691	1,286,304
Net Assets, at end of period	$1,289,904	$1,357,801	$1,289,904	$1,357,801
______________
(1)For the three and six months ended June 30, 2022 and 2021, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,974)	$61,501
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(116,920)	(515,795)
Proceeds from investments and investment repayments, net	214,544	292,324
Net change in unrealized (gain) loss on investments	45,370	(26,254)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	4,918	399
Net realized (gain) loss on investments	(790)	4,567
Net realized (gain) loss on foreign currency transactions relating to investments	(1)	(7)
Paid-in-kind interest and dividends	(12,849)	(3,680)
Net accretion/amortization of discount/premium on investments	(4,703)	(5,387)
Amortization of debt issuance costs	770	1,363
Amortization of offering costs	—	1,070
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	1,519	(3,211)
(Increase) decrease in receivable for investments sold	11,623	7,865
(Increase) decrease in prepaid expenses and other assets	(799)	1,344
Increase (decrease) in payable for investments purchased	—	—
Increase (decrease) in payables to affiliates	(2,040)	6,333
Increase (decrease) in tender payable	—	19,622
Increase (decrease) in accrued expenses and other liabilities	805	2,533
Net cash provided by (used in) operating activities	137,473	(155,413)
Cash Flows from Financing Activities
Borrowings on debt	142,000	495,000
Repayments of debt	(217,000)	(271,000)
Debt issuance costs	(1,532)	4,387
Proceeds from issuance of common shares	—	71,775
Distributions paid to shareholders	(24,717)	(24,745)
Repurchased shares	(41,096)	(37,034)
Net cash provided by (used in) financing activities	(142,345)	238,383
Net increase (decrease) in cash, including foreign cash	(4,872)	82,970
Cash, including foreign cash, beginning of period	54,067	42,830
Cash, including foreign cash, end of period	$49,195	$125,800

Supplemental and Non-Cash Information
Interest paid during the period	$20,469	$15,383
Distributions declared during the period	$45,610	$45,443
Reinvestment of distributions during the period	$20,893	$20,698
Taxes, including excise tax, paid during the period	$240	$1,014
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
The Company conducts this valuation process on a quarterly basis.
The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or the occurrence of a liquidation event. For the three months ended June 30, 2022, PIK interest and PIK dividend income earned was $6.0 million, representing approximately 12.0% of investment income. For the six months ended June 30, 2022, PIK interest and PIK dividend income earned was $11.0 million, representing approximately 11.2% of investment income. For the three and six months ended June 30, 2021, PIK interest income earned was less than 5% of investment income. Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2021. The 2018 through 2020 tax years remain subject to examination by the IRS, and generally years 2017 through 2020 remain subject to examination by state and local tax authorities.
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
Note 3. Agreements and Related Party Transactions
As of June 30, 2022, the Company had payables to affiliates of $14.9 million, primarily comprised of $8.8 million of management fees and $4.8 million of accrued performance based incentive fees.
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
For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $0.5 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred expenses of approximately $0.4 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2022, the Company incurred management fees of approximately $8.8 million and $17.9 million, respectively. For the three and six months ended June 30, 2021, the Company incurred management fees of approximately $8.7 million and $16.9 million, respectively.
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
For the three and six months ended June 30, 2022, the Company incurred net investment income based incentive fees of $4.8 million and $9.4 million, respectively. For the three and six months ended June 30, 2021, the Company incurred net investment income based incentive fees of $4.7 million and $8.6 million, respectively.
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
For the three months ended June 30, 2022, the Company did not incur capital gains based incentive fees, and for the six months ended months ended June 30, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million. For the three and six months ended June 30, 2021, the Company accrued capital gains based incentive fees of $0.8 million.
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
For the three and six months ended June 30, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses. For the three and six months ended June 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.2 million and $0.3 million, respectively.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain of its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company.
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
As of June 30, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three and six months ended June 30, 2022, the Company did not repay expense support to the Adviser. During the three and six months ended June 30, 2021, the Company recorded obligations to repay Expense Support from the Adviser of $1.0 million. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$7,878	$20,341
______________
(1)The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly or monthly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of such date.
(2)The operating expense ratio is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.
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
Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,690,869	$1,666,148	$1,785,730	$1,784,326
Second-lien senior secured debt investments	483,672	465,912	482,323	484,500
Unsecured debt investments	37,409	33,199	34,524	34,133
Preferred equity investments	57,528	54,815	48,397	49,313
Common equity investments	52,441	69,801	50,226	67,256
Total Investments	$2,321,919	$2,289,875	$2,401,200	$2,419,528

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Advertising and media	0.7%	0.6%
Aerospace and defense	3.3	3.3
Automotive	1.5	1.4
Buildings and real estate	5.0	5.0
Business services	3.1	3.7
Chemicals	3.4	3.3
Consumer products	4.5	4.8
Containers and packaging	1.4	1.3
Distribution	3.6	3.1
Education	1.1	1.1
Financial services	6.5	6.2
Food and beverage	7.6	7.3
Healthcare equipment and services	3.9	3.7
Healthcare providers and services	4.9	8.1
Healthcare technology	6.0	5.9
Household products	2.1	1.8
Human resource support services	1.3	1.3
Infrastructure and environmental services	0.6	0.5
Insurance	7.8	7.4
Internet software and services	13.2	12.7
Leisure and entertainment	2.7	2.5
Manufacturing	6.6	6.3
Oil and gas	1.2	1.1
Professional services	2.0	2.0
Specialty retail	3.0	2.8
Transportation	3.0	2.8
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
United States:
Midwest	18.3%	17.1%
Northeast	16.9	16.7
South	34.2	37.3
West	23.3	21.9
International	7.3	7.0
Total	100.0%	100.0%

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$72	$1,666,076	$1,666,148
Second-lien senior secured debt investments	—	18,186	447,726	465,912
Unsecured debt investments	—	—	33,199	33,199
Preferred equity investments	—	—	54,815	54,815
Common equity investments	136	—	69,665	69,801
Total Investments	$136	$18,258	$2,271,481	$2,289,875

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,784,325	$1,784,326
Second-lien senior secured debt investments	—	—	484,500	484,500
Unsecured debt investments	—	—	34,133	34,133
Preferred equity investments	—	—	49,313	49,313
Common equity investments	861	—	66,395	67,256
Total Investments	$861	$1	$2,418,666	$2,419,528

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022, and 2021:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,753,308	$455,753	$35,175	$46,259	$68,049	$2,358,544
Purchases of investments, net	50,167	1,572	558	10,366	1,138	63,801
Payment-in-kind	5,370	783	236	993	30	7,412
Proceeds from investments, net	(129,228)	(2,548)	—	—	—	(131,776)
Net change in unrealized gain (loss) on investments	(15,712)	(14,555)	(2,781)	(2,838)	448	(35,438)
Net realized gain (loss) on investments	(4)	—	—	—	—	(4)
Net accretion/amortization of discount/premium on investments	2,175	213	11	35	—	2,434
Transfers into (out of) Level 3(1)	—	6,508	—	—	—	6,508
Fair value, end of period	$1,666,076	$447,726	$33,199	$54,815	$69,665	$2,271,481
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended June 30, 2022, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	99,628	2,553	1,547	11,403	2,157	117,288
Payment-in-kind	8,414	1,360	1,311	1,705	60	12,850
Proceeds from investments, net	(207,026)	(2,548)	—	(4,900)	—	(214,474)
Net change in unrealized gain (loss)	(23,308)	(18,742)	(3,821)	(3,630)	1,053	(48,448)
Net realized gains (losses)	19	—	—	772	—	791
Net accretion/amortization of discount/premium on investments	4,097	404	29	152	—	4,682
Transfers into (out of) Level 3(1)	(73)	(19,801)	—	—	—	(19,874)
Fair value, end of period	$1,666,076	$447,726	$33,199	$54,815	$69,665	$2,271,481
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the six months ended June 30, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

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
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2021, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(15,212)	$4,513
Second-lien senior secured debt investments	(13,856)	2,492
Unsecured debt investments	(2,781)	645
Preferred equity investments	(2,839)	(20)
Common equity investments	448	3,157
Total Investments	$(34,240)	$10,787

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2021 on Investments Held at June 30, 2021
First-lien senior secured debt investments	$(23,038)	$11,704
Second-lien senior secured debt investments	(17,560)	5,200
Unsecured debt investments	(3,821)	483
Preferred equity investments	(3,574)	(26)
Common equity investments	1,258	6,506
Total Investments	$(46,735)	$23,867

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

As of June 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,479,204	Yield Analysis	Market Yield	8.7% - 28.9% (11.7%)	Decrease
	186,872	Recent Transaction	Transaction Price	92.5% - 99.3% (98.8%)	Increase
Second-lien senior secured debt investments	$444,998	Yield Analysis	Market Yield	10.5% - 22.5% (14.7%)	Decrease
	1,854	Collateral Analysis	Recovery Rate	16.5% - 16.5% (16.5%)	Increase
	874	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Unsecured debt investments	$30,866	Yield Analysis	Market Yield	9.1% - 11.3% (10.9%)	Decrease
	1,512	Recent Transaction	Transaction Price	97.0% - 99.3% (98.4%)	Increase
	821	Market Approach	EBITDA Multiple	14.0x - 14.0x (14.0x)	Increase
Preferred equity investments	$44,496	Yield Analysis	Market Yield	11.9% - 16.1% (14.2%)	Decrease
	10,310	Recent Transaction	Transaction Price	97.3% - 97.5% (97.3%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$66,173	Market Approach	EBITDA Multiple	5.0x - 23.3x (8.5x)	Increase
	1,784	Market Approach	Revenue Multiple	1.8x - 11.0x (8.3x)	Increase
	1,655	Recent Transaction	Transaction Price	100.0% - 121.7% (107.2%)	Increase
	53	Market Approach	Gross Profit Multiple	16.5x - 16.5x (16.5x)	Increase

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,610,509	Yield Analysis	Market Yield	5.3% - 20.0% (8.5%)	Decrease
	173,816	Recent Transaction	Transaction Price	90.5% - 99.4% (97.4%)	Increase
Second-lien senior secured debt investments(1)	$388,588	Yield Analysis	Market Yield	7.8% - 11.3% (9.3%)	Decrease
	74,306	Recent Transaction	Transaction Price	98.0% - 99.0% (98.6%)	Increase
	2,809	Collateral Analysis	Recovery Rate	25.0% - 25.0% (25.0%)	Increase
Unsecured debt investments(2)	$820	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
	32,688	Yield Analysis	Market Yield	7.2% - 9.4% (9.0%)	Decrease
Preferred equity investments	$37,046	Yield Analysis	Market Yield	11.4% - 14.6% (11.7%)	Decrease
	11,552	Recent Transaction	Transaction Price	97.3% - 100.0% (98.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x - 9.3x (9.3x)	Increase
Common equity investments	$57,113	Market Approach	EBITDA Multiple	4.0x - 24.0x (7.6x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x - 27.0x (27.0x)	Increase
	9,125	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
______________
(1)Excludes Level 3 second-lien debt investments with an aggregate fair value amounting to $18,797, which the Company valued using indicative bid prices obtained from brokers.
(2)Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $625, which the Company valued using indicative bid prices obtained from brokers.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$404,725	$404,725	$411,474	$411,474
SPV Asset Facility II	183,128	183,128	252,179	252,179
2024 Notes	450,246	427,500	450,292	470,250
Total Debt	$1,038,099	$1,015,353	$1,113,945	$1,133,903
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.4 million, $3.9 million and $(0.2) million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	427,500	470,250
Level 3	587,853	663,653
Total Debt	$1,015,353	$1,133,903
Financial Instruments Not Carried at Fair Value
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 223% and 221% as of June 30, 2022 and December 31, 2021, respectively.
Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$405,098	$39,638	$404,725
SPV Asset Facility II	325,000	187,000	71,394	183,128
2024 Notes	450,000	450,000	—	450,246
Total Debt	$1,275,000	$1,042,098	$111,032	$1,038,099
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.4 million, $3.9 million and $(0.2) million, respectively.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$412,182	$18,513	$411,474
SPV Asset Facility II	325,000	255,000	49,078	252,179
2024 Notes	450,000	450,000	—	450,292
Total Debt	$1,275,000	$1,117,182	$67,591	$1,113,945
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred unamortized debt issuance costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$10,702	$9,090	$20,617	$16,839
Amortization of debt issuance costs	427	592	769	1,363
Total Interest Expense	$11,129	$9,682	$21,386	$18,202
Average interest rate	4.0%	3.4%	3.8%	3.4%
Average daily borrowings	$1,024,681	$1,033,901	$1,061,166	$954,348
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by the Third Amended and Restated Credit Agreement, entered into on May 6, 2022, by the parties to the SPV Asset Facility I.
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
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2023 (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.
The SPV Asset Facility I will mature on November 30, 2024. Amounts drawn in USD bear interest at Term SOFR plus a 2.40% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay the debts of the Company.
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
Promissory Note
On May 18, 2017, the Board authorized the Company, as borrower, to enter into a series of Promissory Notes with the Adviser, as lender, to borrow up to an aggregate of $10 million from the Adviser. On October 19, 2017, the Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, the Board approved a modification to the Promissory Notes which extended the original maturity date to December 31, 2018. On March 2, 2018, the Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, the Board increased the approved amount to an aggregate of $35 million. On November 6, 2018, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On March 8, 2019, the Board increased the approved amount to an aggregate of $50 million. On October 30, 2019, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. The Company could re-borrow any amount repaid; however, there was no funding commitment between the Adviser and the Company.
The interest rate on any such borrowing was based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Adviser, as borrower, and East West Bank.
The unpaid principal balance of the Promissory Notes and accrued interest thereon was paid in full on December 15, 2020 and December 31, 2020, respectively and the Promissory Notes matured on December 31, 2020. The Company used the borrowed funds to leverage its current investment portfolio and to make investments in portfolio companies consistent with its investment strategies.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	12	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	94	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,023	1,815
Anaplan, Inc.	First lien senior secured revolving loan	972	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	6,618

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	537	—
Apex Service Partners, LLC	First lien senior secured revolving loan	40	—
Apptio, Inc.	First lien senior secured revolving loan	294	294
Aramsco, Inc.	First lien senior secured revolving loan	1,044	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	532	593
Associations, Inc.	First lien senior secured delayed draw term loan	392	—
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	68	65
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	343	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	673	1,345
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	293
CivicPlus, LLC	First lien senior secured revolving loan	213	59
CSC Mkg Topco LLC (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	305	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	92	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,258	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	12,639	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	280	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	86	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	84	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	3,193	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	185	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	7,103	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,384	1,758
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	53	—
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	524	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,529	4,328
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Indigo Buyer, Inc. (dba Inovar)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar)	First lien senior secured revolving loan	83	—

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652	1,000
Kaseya Inc.	First lien senior secured delayed draw term loan	32	—
Kaseya Inc.	First lien senior secured revolving loan	32	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6	51
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	5,883	7,542
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	276	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	123	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	913
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	472	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured revolving loan	288	512
Nelipak Holding Company	First lien senior secured revolving loan	691	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,197	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,618	2,618
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,295
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	877	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	347	967
Securonix, Inc.	First lien senior secured revolving loan	153	—
The Shade Store, LLC	First lien senior secured revolving loan	114	227
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	1,878	2,254

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	—
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	95	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	540	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	800	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	180
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,620	2,465
Total Unfunded Portfolio Company Commitments		$147,357	$157,293
As of June 30, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to June 30, 2022, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	1,904,779	$17,476
Reinvestment of distributions	1,181,410	10,412	1,173,282	10,512
Repurchased Shares	(2,961,334)	(25,734)	(4,128,149)	(37,034)
Total shares/gross proceeds	(1,779,924)	(15,322)	(1,050,088)	(9,046)
Sales load	—	—	—	(428)
Total shares/net proceeds	(1,779,924)	$(15,322)	(1,050,088)	$(9,474)
The following table summarizes transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,298
Reinvestment of distributions	2,352,936	20,893	2,315,276	20,698
Repurchased Shares	(4,691,343)	(41,096)	(4,128,149)	(37,034)
Total shares/gross proceeds	(2,338,407)	(20,203)	6,237,425	56,962
Sales load	—	—	—	(1,523)
Total shares/net proceeds	(2,338,407)	$(20,203)	6,237,425	$55,439

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock thereafter, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Distributions
($ in thousands)	Per Share	Amount
2022
March 31, 2022 (three record dates)	$0.15	$22,847
June 30, 2022 (three record dates)	0.15	22,763
Total	$0.30	$45,610
The following table presents cash distributions per share that were declared during the six months ended June 30, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
Total	$0.30	$45,443

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
Through June 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$45,637	100.1%
Net realized gain on investments(1)	—	712	1.6
Distributions in excess of (undistributed) net investment income and realized gains(1)	—	(739)	(1.6)
Total	$0.30	$45,610	100.0%
________________
(1)     The per share amount rounds to less than $0.01 per share.

	Six Months Ended June 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.27	$41,493	91.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.03	3,950	8.7
Total	$0.30	$45,443	100.0%
Share Repurchases
In the third quarter of 2017, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase shares of the Company’s common stock on such terms as may be determined by the Board in its complete discretion. The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$(13,979)	$29,238	$(3,974)	$61,501
Weighted average shares of common stock outstanding—basic and diluted	151,201,955	152,827,971	151,493,741	150,996,249
Earnings per common share-basic and diluted	$(0.09)	$0.19	$(0.03)	$0.41
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

For the three and six months ended June 30, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2021 the Company recorded U.S. federal income tax expense/(benefit) of $0.1 million and $0.4 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2022, the Company recorded a current tax expense of approximately $0.3 million and $0.6 million, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2021, the Company recorded net tax expenses of approximately $0.1 million and $0.4 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $3.9 million and $4.0 million as of June 30, 2022 and December 31, 2021 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, at beginning of period	$8.98	$8.84
Results of operations:
Net investment income(1)	0.30	0.27
Net realized and unrealized gain (loss)(5)	(0.33)	0.14
Net increase (decrease) in net assets resulting from operations	$(0.03)	$0.41
Shareholder distributions:
Distributions from net investment income(2)	(0.30)	(0.27)
Distributions from net realized gains(2)	—	—	(8)
Distributions in excess of net investment income(2)	—	(0.03)
Net increase (decrease) in net assets from shareholders' distributions	$(0.30)	$(0.30)
Capital share transactions:
Issuance of common stock above net asset value	—	—	(8)
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.65	$8.95

Total Return(3)(6)	(0.5)%	4.0%

Ratios
Ratio of net expenses to average net assets(4)(7)	7.9%	7.4%
Ratio of net investment income to average net assets(7)	6.8%	6.3%
Portfolio turnover rate	7.7%	12.2%

Supplemental Data
Weighted-average shares outstanding	151,493,741	150,996,249
Shares outstanding, end of period	149,038,112	151,685,652
Net assets, end of period	$1,289,904	$1,357,801
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(4)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2022 and 2021, the total operating expenses to average net assets were 7.9% and 7.4%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
(5)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
(6)Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(7)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(8)The per share amount rounds to less than $0.01 per share.
Note 12. Subsequent Events

On July 27, 2022, the Company determined that shares issued pursuant to the Company's distribution reinvestment plan will be issued at price of $8.66 per share.

On August 2, 2022, the Board declared regular monthly distributions for October 2022 through December 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On August 2, 2022, the Board declared a regular quarterly distribution payable on or before November 15, 2022 to shareholders of record as of September 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

On August 2, 2022, the Company amended and restated its dividend reinvestment plan effective as of August 25, 2022. Shares issued pursuant to the Company’s amended and restated dividend reinvestment plan will be issued at a price per share equal to the most recently determined net asset value per share, subject to required adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
We are managed by our Adviser. Our Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect subsidiary of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.
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
Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which also are investment advisers and includes Wellfleet. As of June 30, 2022, the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl.

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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted an order for exemptive relief (the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), we were permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, we have filed an application to amend our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order. The Owl Rock Advisors’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
From time to time we may form wholly-owned subsidiaries to facilitate our normal course of business.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.

COVID-19 and Economic Developments
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may in the future cause, business shutdowns, cancellations of events and travel. In addition, while economic activity has improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing conflict between Russia and Ukraine and elements of geopolitical, economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
The Adviser has implemented a policy that encourages a return to in-office work but allows for flexibility to work from home based on current conditions and we have built out our portfolio management team to include workout experts and continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions or labor difficulties, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2022, our Adviser and its affiliates have originated $63.7 billion aggregate principal amount of investments, of which $60.1 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2022, our average investment size in each of our portfolio companies was approximately $14.8 million based on fair value. As of June 30, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 84.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $697 million, weighted average annual EBITDA of $151 million and an average interest coverage of 2.7x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2022, 98.9% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:
•expenses deemed to be “organization and offering expenses” for purposes of Conduct Rule 2310(a)(12) of Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
•the cost of corporate and organizational expenses relating to offerings of shares of our common stock;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of our common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses, including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2022, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.
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
Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 72.8% first lien senior secured debt investments (of which 63% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 20.4% second-lien senior secured debt investments, 1.4% unsecured investments, 2.4% preferred equity investments and 3.0% common equity investments.
As of June 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 8.9% and 8.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 9.0% and 8.9%, respectively.
As of June 30, 2022, we had investments in 155 portfolio companies with an aggregate fair value of $2.3 billion. As of June 30, 2022, we had net leverage of 0.77x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals.

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2022		2021
New investment commitments
Gross originations	$65,573		$360,758
Less: Sell downs	(7,058)		(4,125)
Total new investment commitments	$58,515		$356,633
Principal amount of investments funded:
First-lien senior secured debt investments	$28,543		$173,395
Second-lien senior secured debt investments	883		106,032
Unsecured debt investments	575		—
Preferred equity investments	5,735		32,956
Common equity investments	1,138		3,117
Total principal amount of investments funded	$36,874		$315,500
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(114,525)		$(109,788)
Second-lien senior secured debt investments	—		(31,234)
Unsecured debt investments	—		—
Preferred equity investments	—		—
Common equity investments	—		(1,072)
Total principal amount of investments sold or repaid	$(114,525)		$(142,094)
Number of new investment commitments in new portfolio companies(1)	13		15
Average new investment commitment amount	$2,102		$19,593
Weighted average term for new investment commitments (in years)	5.5		6.3
Percentage of new debt investment commitments at floating rates	100.0%		100.0%
Percentage of new debt investment commitments at fixed rates	—%		—%
Weighted average interest rate of new investment commitments	9.1%	(2)	7.5%	(3)
Weighted average spread over applicable base rate of new floating rate investment commitments	6.8%		6.6%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12% as of June 30, 2022.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.15% as of June 30, 2021.

Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,690,869	$1,666,148	(1)	$1,785,730	$1,784,326	(2)
Second-lien senior secured debt investments	483,672	465,912		482,323	484,500
Unsecured debt investments	37,409	33,199		34,524	34,133
Preferred equity investments	57,528	54,815		48,397	49,313
Common equity investments	52,441	69,801		50,226	67,256
Total Investments	$2,321,919	$2,289,875		$2,401,200	$2,419,528
______________
(1)63% of which we consider unitranche loans.
(2)53% of which we consider unitranche loans.
The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Advertising and media	0.7%	0.6%
Aerospace and defense	3.3	3.3
Automotive	1.5	1.4
Buildings and real estate	5.0	5.0
Business services	3.1	3.7
Chemicals	3.4	3.3
Consumer products	4.5	4.8
Containers and packaging	1.4	1.3
Distribution	3.6	3.1
Education	1.1	1.1
Financial services	6.5	6.2
Food and beverage	7.6	7.3
Healthcare equipment and services	3.9	3.7
Healthcare providers and services	4.9	8.1
Healthcare technology	6.0	5.9
Household products	2.1	1.8
Human resource support services	1.3	1.3
Infrastructure and environmental services	0.6	0.5
Insurance	7.8	7.4
Internet software and services	13.2	12.7
Leisure and entertainment	2.7	2.5
Manufacturing	6.6	6.3
Oil and gas	1.2	1.1
Professional services	2.0	2.0
Specialty retail	3.0	2.8
Transportation	3.0	2.8
Total	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States:
Midwest	18.3%	17.1%
Northeast	16.9	16.7
South	34.2	37.3
West	23.3	21.9
International	7.3	7.0
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	8.9%	7.8%
Weighted average total yield of accruing debt and income producing securities(1)	9.0%	7.9%
Weighted average interest rate of accruing debt securities	8.3%	7.4%
Weighted average spread over base rate of all accruing floating rate investments	6.6%	6.5%
______________
(1)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the interest or dividend income is annualized.
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
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$314,525	13.7%	$353,264	14.6%
2	1,764,160	77.1	1,872,968	77.4
3	194,954	8.5	190,393	7.9
4	14,292	0.6	2,903	0.1
5	1,944	0.1	—	—
Total	$2,289,875	100.0%	$2,419,528	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,207,112	99.8%	$2,297,746	99.8%
Non-accrual	4,838	0.2	4,831	0.2
Total	$2,211,950	100.0%	$2,302,577	100.0%
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

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Total Investment Income	$50,219	$48,341	$98,598	$91,281
Less: Net Operating Expenses	27,230	27,790	52,356	49,357
Net Investment Income (Loss) Before Taxes	22,989	20,551	46,242	41,924
Less: Income tax expense (benefit), including excise tax expense (benefit)	336	120	605	431
Net Investment Income (Loss) After Taxes	22,653	20,431	45,637	41,493
Net change in unrealized gain (loss)	(36,604)	13,569	(50,323)	24,403
Net realized gain (loss)	(28)	(4,762)	712	(4,395)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(13,979)	$29,238	$(3,974)	$61,501

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended June 30, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.
Investment Income
Investment income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income from investments	$41,292	$44,494	$82,339	$84,023
Payment-in-kind interest income	5,037	1,813	9,074	3,695
Dividend income	3,268	1,555	5,803	2,581
Other income	622	479	1,382	982
Total investment income	$50,219	$48,341	$98,598	$91,281
For the Three Months Ended June 30, 2022 and 2021
Investment income increased to $50.2 million for the three months ended June 30, 2022 from $48.3 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $1.6 million as of June 30, 2021 to $3.3 million as of June 30, 2022. The incremental increase in investment income for the period was primarily driven by dividend income earned from our investment in the Windows Entities, which increased to $1.4 million from $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and a one time dividend of $0.8 million from New PLI Holdings, LLC as of the three months ended June 30, 2022 that was not earned in the same period in prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased to $0.9 million from $2.6 million, for the three months ended June 30, 2022 and 2021, respectively, and was driven in part by a decrease in unscheduled paydowns. For the three months ended June 30, 2022 and 2021, PIK income represented 12.0% and less than 5% of investment income, respectively. Other income increased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the Six Months Ended June 30, 2022 and 2021
Investment income increased to $98.6 million for the six months ended June 30, 2022 from $91.3 million for the same period in prior year primarily due to rising yields and interest rates and an increase in dividend income, which increased from $2.6 million as of June 30, 2021 to $5.8 million as of June 30, 2022. In addition to the portfolio growth, the incremental increase in investment income for the period was further driven by dividend income earned from our investment in the Windows Entities, which increased to

$2.6 million from $2.0 million for the six months ended June 30, 2022 and 2021, respectively, and a one time dividend of $0.8 million from New PLI Holdings, LLC as of the six months ended June 30, 2022 that was not earned in the same period in prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased to $2.0 million and $3.8 million, for the six months ended June 30, 2022 and 2021, respectively, and was driven in part by a decrease in unscheduled paydowns. For the six months ended June 30, 2022 and 2021, PIK income represented 11.2% and less than 5% of investment income, respectively. Other income increased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
Expenses
Expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Offering costs	$—	$685	$—	$1,070
Interest expense	11,129	9,682	21,386	18,202
Management fee	8,840	8,682	17,924	16,896
Performance based incentive fees	4,805	5,566	8,162	9,414
Professional fees	1,300	1,178	2,693	2,355
Directors' fees	287	317	601	578
Other general and administrative	869	678	1,590	1,289
Total operating expenses	$27,230	$26,788	$52,356	$49,804
Expense Support	—	—	—	(1,449)
Recoupment of expense support	—	1,002	—	1,002
Net operating expenses	$27,230	$27,790	$52,356	$49,357
For the Three Months Ended June 30, 2022 and 2021
Net operating expenses decreased to $27.2 million for the three months ended June 30, 2022 from $27.8 million for the same period ended June 30, 2021 primarily due to decreases in performance based incentive fees and recoupment of expense support, partially offset by increases in management fees and interest expense. The increase in interest expense of $1.4 million was driven by rising interest rates and an increase in the weighted average cost of debt from 3.4% to 4.0% period over period. The increase in management fees of $0.2 million is due to an increase in average gross assets driven by a period over period increase in beginning fair value of investments. The decrease in performance based incentive fees of $0.8 million is due to a decrease in beginning additional paid-in capital, partially offset by an increase in pre-incentive fee net investment income. The decrease in recoupment of expense support of $1.0 million is due to a decrease in undistributed taxable net investment income.
For the Six Months Ended June 30, 2022 and 2021
Net operating expenses increased to $52.4 million for the six months ended June 30, 2022 from $49.4 million for the same period ended June 30, 2021 primarily due to a decrease in expense support and increases in interest expense and management fees, partially offset by decreases in recoupment of expense support and performance based incentive fees. The increase in interest expense of $3.2 million was driven by an increase in average daily borrowings to $1.1 billion from $1.0 billion period over period, rising interest rates and an increase in the weighted average cost of debt from 3.4% to 3.8% period over period. The increase in management fees of $1.0 million is due to an increase in average gross assets driven by a period over period increase in beginning fair value of investments. The decrease in performance based incentive fees of $1.3 million is due to a decrease in beginning additional paid-in capital, partially offset by an increase in pre-incentive fee net investment income. The decrease in expense support of $1.4 million and the decrease in the recoupment of expense support of $1.0 million are due to a decrease in undistributed taxable net investment income.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net change in unrealized gain on investments	$5,648	$17,873	$6,926	$31,156
Net change in unrealized loss on investments	(38,718)	(3,881)	(52,296)	(4,901)
Income tax (provision) benefit	—	(530)	—	(1,408)
Translation of assets and liabilities in foreign currencies	(3,534)	107	(4,953)	(444)
Net change in unrealized gain (loss)	$(36,604)	$13,569	$(50,323)	$24,403
For the Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to March 31, 2022. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 96.6% as compared to 97.9% as of March 31, 2022. The primary driver of our portfolio’s net unrealized loss was due to the current market conditions, including public market volatility, and credit spreads widening across the broader markets.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$2,086
Remaining portfolio companies	(16,620)
Conair Holdings, LLC	(4,213)
Valence Surface Technologies LLC	(2,952)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,605)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(1,879)
Cornerstone OnDemand, Inc.	(1,862)
Nutraceutical International Corporation	(1,562)
Packaging Coordinators Midco, Inc.	(1,252)
Walker Edison Furniture Company LLC	(1,199)
Shearer's Foods, LLC	(1,012)
Net unrealized gain (loss) on investments	$(33,070)

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

For the Six Months Ended June 30, 2022 and 2021
For the six months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of June 30, 2022, the fair value of our debt investments as a percentage of principal was 96.6% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s net unrealized loss for the six months ended June 30, 2022 was due to current market conditions, including public market volatility, and credit spreads widening across the broader markets.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$2,077
PCF Holdco, LLC (dba PCF Insurance Services)	1,585
Remaining portfolio companies	(27,836)
Conair Holdings, LLC	(4,567)
Valence Surface Technologies LLC	(3,662)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,810)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(2,427)
Cornerstone OnDemand, Inc.	(2,041)
Packaging Coordinators Midco, Inc.	(1,936)
Walker Edison Furniture Company LLC	(1,880)
Nutraceutical International Corporation	(1,873)
Net unrealized gain (loss) on investments	$(45,370)

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
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net realized gain (loss) on investments	$(5)	$(4,764)	$790	$(4,567)
Net realized gain (loss) on foreign currency transactions	(23)	2	(78)	172
Net realized gain (loss)	$(28)	$(4,762)	$712	$(4,395)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through June 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.6% (based on total capital invested of $1.5 billion and total proceeds from these exited investments of $1.7 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of June 30, 2022 and December 31, 2021, our asset coverage ratios were 223% and 221%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2022, we had $49.2 million in cash. During the six months ended June 30, 2022, cash provided by operating activities was $137.5 million, primarily as a result of selldowns and repayments of portfolio investments of $214.5 million and other operating activities of $39.9 million, partially offset by funding portfolio investments of $116.9 million. Lastly, we used $142.3 million in cash for financing activities during the period, which was the result of debt issuance costs of $1.5 million, net repayments on our credit facilities of $75.0 million, distributions paid of $24.7 million and repurchased shares of $41.1 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The following table summarizes transactions with respect to shares of our common stock during the three months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	1,904,779	$17,476
Reinvestment of distributions	1,181,410	10,412	1,173,282	10,512
Repurchased Shares	(2,961,334)	(25,734)	(4,128,149)	(37,034)
Total shares/gross proceeds	(1,779,924)	(15,322)	(1,050,088)	(9,046)
Sales load	—	—	—	(428)
Total shares/net proceeds	(1,779,924)	$(15,322)	(1,050,088)	$(9,474)
The following table summarizes transactions with respect to shares of our common stock during the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,298
Reinvestment of distributions	2,352,936	20,893	2,315,276	20,698
Repurchased Shares	(4,691,343)	(41,096)	(4,128,149)	(37,034)
Total shares/gross proceeds	(2,338,407)	(20,203)	6,237,425	56,962
Sales load	—	—	—	(1,523)
Total shares/net proceeds	(2,338,407)	$(20,203)	6,237,425	$55,439

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We have determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock thereafter, payable monthly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Distributions
($ in thousands)	Per Share	Amount
2022
March 31, 2022 (three record dates)	$0.15	$22,847
June 30, 2022 (three record dates)	0.15	22,763
Total	$0.30	$45,610
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
Through June 30, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$45,637	100.1%
Net realized gain on investments(1)	—	712	1.6
Distributions in excess of (undistributed) net investment income and realized gains(1)	—	(739)	(1.6)
Total	$0.30	$45,610	100.0%
________________
(1)     The per share amount rounds to less than $0.01 per share.

	Six Months Ended June 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.27	$41,493	91.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.03	3,950	8.7
Total	$0.30	$45,443	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to June 30, 2022 was 40.4% (without upfront sales load) and 33.3% (with maximum upfront sales load). The following table presents cumulative total returns for the six months ended June 30, 2022 , rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	(0.5)%	3.0%	6.1%	7.5%	7.7%	40.4%	33.3%
______________
(1)Compounded monthly.
(2)Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$405,098	$39,638	$404,725
SPV Asset Facility II	325,000	187,000	71,394	183,128
2024 Notes	450,000	450,000	—	450,246
Total Debt	$1,275,000	$1,042,098	$111,032	$1,038,099
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.4 million, $3.9 million and $(0.2) million, respectively.

	December 31, 2021
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$412,182	$18,513	$411,474
SPV Asset Facility II	325,000	255,000	49,078	252,179
2024 Notes	450,000	450,000	—	450,292
Total Debt	$1,275,000	$1,117,182	$67,591	$1,113,945
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$10,702	$9,090	$20,617	$16,839
Amortization of debt issuance costs	427	592	769	1,363
Total Interest Expense	$11,129	$9,682	$21,386	$18,202
Average interest rate	4.0%	3.4%	3.8%	3.4%
Average daily borrowings	$1,024,681	$1,033,901	$1,061,166	$954,348

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2022 and the fiscal years ended December 31, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
June 30, 2022 (Unaudited)	$405.1	$2,233	—	N/A
December 31, 2021	$412.2	$2,213	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
June 30, 2022 (Unaudited)	$187.0	$2,233	—	N/A
December 31, 2021	$255.0	$2,213	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
June 30, 2022 (Unaudited)	$450.0	$2,233	—	N/A
December 31, 2021	$450.0	$2,213	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A
_____________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Promissory Note expired on December 31, 2020.

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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by the Third Amended and Restated Credit Agreement, entered into on May 6, 2022, by the parties to the SPV Asset Facility I.
From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $500 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2023. (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.
The SPV Asset Facility I will mature on November 30, 2024. Amounts drawn in USD bear interest at Term SOFR plus a 2.40% spread and after a ramp-up period, the spread is also payable on any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay our debts.
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
Promissory Note
On May 18, 2017, our Board authorized us, as borrower, to enter into a series of promissory notes (the “Promissory Notes”) with our Adviser, as lender, to borrow up to an aggregate of $10 million from our Adviser. On October 19, 2017, our Board increased the approved amount to an aggregate of $15 million. On November 7, 2017, our Board approved a further modification to the Promissory Notes which extended the original maturity date from January 15, 2018 to December 31, 2018. On November 6, 2018, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2019. On October 30, 2019, our Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. On March 2, 2018, our Board increased the approved amount to an aggregate of $20 million. On July 19, 2018, our Board increased the approved amount to an aggregate of $35 million. On March 8, 2019, the Board increased the approved amount to an aggregate of $50 million. On October 30, 2019, the Board approved an additional modification to the Promissory Notes which further extended the maturity date to December 31, 2020. We could re-borrow any amount repaid; however, there was no funding commitment between the Adviser and us.
The interest rate on any such borrowing was based on either the rate of interest for a LIBOR-Based Advance or the rate of interest for a Prime-Based Advance under the Loan and Security Agreement, dated as of February 22, 2017, as amended as of August 1, 2017 (as further amended or supplemented from time to time, the “Loan Agreement”), by and among the Adviser, as borrower, and East West Bank.
The unpaid principal balance of the Promissory Notes and accrued interest thereon was paid in full on December 15, 2020 and December 31, 2020, respectively and the Promissory Notes matured on December 31, 2020. Borrowed funds were used to leverage our investment portfolio and to make investments in portfolio companies consistent with our investment strategies.

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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2022 and 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	12	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	94	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,023	1,815
Anaplan, Inc.	First lien senior secured revolving loan	972	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	6,618	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	537	—
Apex Service Partners, LLC	First lien senior secured revolving loan	40	—
Apptio, Inc.	First lien senior secured revolving loan	294	294
Aramsco, Inc.	First lien senior secured revolving loan	1,044	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	532	593
Associations, Inc.	First lien senior secured delayed draw term loan	392	—
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	68	65
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	343	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	673	1,345
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	293
CivicPlus, LLC	First lien senior secured revolving loan	213	59
CSC Mkg Topco LLC (dba Medical Knowledge Group)	First lien senior secured revolving loan	112	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	305	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	92	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,258	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	12,639	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	280	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	86	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	84	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	3,193	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	185	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70

Portfolio Company	Investment	June 30, 2022	December 31, 2021
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	7,103	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,384	1,758
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	53	—
Hometown Food Company	First lien senior secured revolving loan	471	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	524	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,529	4,328
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Indigo Buyer, Inc. (dba Inovar)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar)	First lien senior secured revolving loan	83	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652	1,000
Kaseya Inc.	First lien senior secured delayed draw term loan	32	—
Kaseya Inc.	First lien senior secured revolving loan	32	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	6	51
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	5,883	7,542
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	276	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	123	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	913
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	730	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	472	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured revolving loan	288	512
Nelipak Holding Company	First lien senior secured revolving loan	691	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	3,521	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,197	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,618	2,618
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,295
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563

Portfolio Company	Investment	June 30, 2022	December 31, 2021
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	877	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	347	967
Securonix, Inc.	First lien senior secured revolving loan	153	—
The Shade Store, LLC	First lien senior secured revolving loan	114	227
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	190	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	1,878	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	—
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	95	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	2,348	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	540	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	800	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	180
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,620	2,465
Total Unfunded Portfolio Company Commitments		$147,357	$157,293
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2022, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to June 30, 2022, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement. The Adviser did not incur any organization or offering costs on behalf of us for the three months ended June 30, 2022. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of June 30, 2022, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$405,098	$—	$405,098	$—	$—
SPV Asset Facility II	187,000	—	—	—	187,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$1,042,098	$—	$855,098	$—	$187,000
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement;
•the Dealer Manager Agreement; and
•the License Agreement.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
We conduct this valuation process on a quarterly basis.
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least 90 percent of the sum of our:
•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.
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
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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
Recent Developments

On August 2, 2022, the Company amended and restated its distribution reinvestment plan effective as of August 25, 2022. Shares issued pursuant to the Company's amended and restated distribution reinvestment plan will be issued at price per share equal to the most recently determined net asset value per share, subject to required adjustment.

On August 2, 2022, our Board declared regular monthly distributions for October 2022 through December 2022. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On August 2, 2022, our Board declared a regular quarterly distribution payable on or before November 15, 2022 to shareholders of record as of September 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

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
As of June 30, 2022, 98.9% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. The 2024 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$66.0	$17.8	$48.2
Up 200 basis points	$44.0	$11.8	$32.2
Up 100 basis points	$22.0	$5.9	$16.1
Up 50 basis points	$11.0	$3.0	$8.0
Down 50 basis points	$(11.0)	$(3.0)	$(8.0)
Down 100 basis points	$(22.0)	$(5.9)	$(16.1)
_____________________
(1)Excludes the impact of income based fees. See Note 3 of our consolidated financial statements for more information on the income based fees.

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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quaterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
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

10.1
Third Amended and Restated Credit Agreement, dated as of May 6, 2022, by and among ORCC II Financing LLC and OR Lending II LLC, as Borrowers, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent, and Cortland Capital Market Services LLC as Collateral Custodian (as incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2022).

10.2*	Amended and Restated Distribution Reinvestment Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*    Filed herewith.
**    Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: August 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 10, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer