Form 10-Q
period 2022-09-30
Owl Rock Capital Corp II
filed 2022-11-09
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of November 9, 2022, the registrant had 147,984,735 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies; our contractual arrangements and relationships with third parties;
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
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION I
Item 1. Consolidated Financial Statements
Owl Rock Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,277,908 and $2,387,782 respectively)	$2,252,921	$2,406,130
Non-controlled, affiliated investments (amortized cost of $16,899 and $13,418, respectively)	22,711	13,398
Total investments at fair value (amortized cost of $2,294,807 and $2,401,200, respectively)	2,275,632	2,419,528
Cash	58,599	52,294
Foreign cash (cost of $1,623 and $1,833, respectively)	1,491	1,773
Interest receivable	17,221	15,187
Receivable for investments sold	—	11,623
Prepaid expenses and other assets	1,056	743
Total Assets	$2,353,999	$2,501,148
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,701 and $3,237, respectively)	$1,027,522	$1,113,945
Payables to affiliates	15,751	16,943
Accrued expenses and other liabilities	18,287	10,569
Total Liabilities	1,061,560	1,141,457
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 147,593,244 and 151,376,519 shares issued and outstanding, respectively	1,476	1,514
Additional paid-in-capital	1,323,283	1,356,176
Accumulated undistributed (overdistributed) earnings	(32,320)	2,001
Total Net Assets	1,292,439	1,359,691
Total Liabilities and Net Assets	$2,353,999	$2,501,148
Net Asset Value Per Share	$8.76	$8.98
______________
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income(1)	$45,807	$45,595	$127,769	$129,292
Payment-in-kind interest income(1)	5,816	2,732	14,890	6,427
Dividend income	3,385	3,043	8,361	5,624
Other income	822	1,315	2,164	2,256
Total investment income from non-controlled, non-affiliated investments	55,830	52,685	153,184	143,599
Investment income from non-controlled, affiliated investments:
Interest income	221	173	598	499
Dividend income	—	—	827	—
Other Income	20	20	60	61
Total investment income from non-controlled, affiliated investments	241	193	1,485	560
Total Investment Income	56,071	52,878	154,669	144,159
Operating Expenses
Offering costs	—	36	—	1,106
Interest expense	13,303	10,638	34,689	28,840
Management fee	8,633	8,890	26,557	25,786
Performance based incentive fees	5,521	5,975	13,683	15,389
Professional fees	980	1,166	3,673	3,521
Directors' fees	317	254	918	832
Other general and administrative	611	847	2,201	2,136
Total Operating Expenses	29,365	27,806	81,721	77,610
Expense support	—	—	—	(1,449)
Recoupment of expense support	—	2,214	—	3,216
Net Operating Expenses	29,365	30,020	81,721	79,377
Net Investment Income (Loss) Before Taxes	26,706	22,858	72,948	64,782
Income tax expense (benefit), including excise tax expense (benefit)	675	627	1,280	1,058
Net Investment Income (Loss)	$26,031	$22,231	$71,668	$63,724
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$13,385	$4,373	$(34,062)	$30,598
Non-controlled, affiliated investments	3,755	12	5,832	41
Income tax (provision) benefit	—	(1,461)	—	(2,869)
Translation of assets and liabilities in foreign currencies	(4,209)	(1,246)	(9,162)	(1,689)
Total Net Change in Unrealized Gain (Loss)	12,931	1,678	(37,392)	26,081
Net realized gain (loss):
Non-controlled, non-affiliated investments	26	2,104	816	(2,463)
Foreign currency transactions	(109)	(8)	(187)	164
Total Net Realized Gain (Loss)	(83)	2,096	629	(2,299)
Total Net Realized and Change in Unrealized Gain (Loss)	12,848	3,774	(36,763)	23,782
Net Increase (Decrease) in Net Assets Resulting from Operations	$38,879	$26,005	$34,905	$87,506
Earnings Per Share - Basic and Diluted	$0.26	$0.17	$0.23	$0.58
Weighted Average Shares Outstanding - Basic and Diluted	149,384,533	152,099,140	150,782,949	151,367,919
______________
(1)    For the three and nine months ended September 30, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	8/28/2028	930	914	926	0.1	%
Global Music Rights, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.50%	8/27/2027	—	(1)	—	—	%
				930	913	926	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (7)(23)	First lien senior secured loan	L + 7.25%	1/3/2025	37,619	37,298	36,303	2.8	%
Peraton Corp. (6)(18)(23)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,376	13,734	1.1	%
Valence Surface Technologies LLC (15)(22)(23)	First lien senior secured loan	S + 7.75%	6/30/2025	31,567	31,338	25,254	2.0	%
Valence Surface Technologies LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S + 7.75%	6/30/2025	2,566	2,549	2,050	0.2	%
				86,314	85,561	77,341	6.1	%
Buildings and real estate
Associations, Inc. (15)(23)	First lien senior secured loan	S + 6.50% (incl. 2.50% PIK)	7/2/2027	77,339	76,726	77,146	6.0	%
Associations, Inc. (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.50% (incl. 2.50% PIK)	6/10/2024	19	16	18	—	%
Associations, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.50%	7/2/2027	—	(49)	(15)	—	%
REALPAGE, INC. (6)(18)(22)(23)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,416	6,260	0.5	%
				83,858	83,109	83,409	6.5	%
Business services
Access CIG, LLC (7)(23)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,496	24,256	1.9	%
CIBT Global, Inc. (7)(22)(23)(28)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/2/2025	154	121	90	—	%
CIBT Global, Inc. (7)(22)(23)(28)	Second lien senior secured loan	L + 7.75% PIK	12/1/2025	11,237	4,718	1,854	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(23)	First lien senior secured loan	L + 5.75%	9/15/2028	5,535	5,435	5,466	0.4	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	249	244	245	—	%
Denali BuyerCo, LLC (dba Summit Companies) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(1)	(2)	—	%
Diamondback Acquisition, Inc. (dba Sphera) (6)(22)(23)	First lien senior secured loan	L + 5.50%	9/13/2028	634	623	627	—	%
Diamondback Acquisition, Inc. (dba Sphera) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(1)	—	—	%
Entertainment Benefits Group, LLC (14)(22)(23)	First lien senior secured loan	S + 4.75%	5/1/2028	865	856	862	0.1	%
Entertainment Benefits Group, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S + 4.75%	4/29/2027	—	(1)	—	—	%
Gainsight, Inc. (7)(22)(23)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,378	5,305	5,270	0.4	%
Gainsight, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(12)	(17)	—	%
Hercules Borrower, LLC (dba The Vincit Group) (8)(23)	First lien senior secured loan	L + 6.50%	12/15/2026	28,342	28,025	28,272	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (8)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	357	321	348	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(25)	Unsecured notes	0.48% PIK	12/14/2029	821	821	821	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Kaseya Inc. (16)(22)(23)	First lien senior secured loan	S + 5.75%	6/25/2029	535	525	529	—	%
Kaseya Inc. (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	—	—	—	%
Kaseya Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(1)	—	—	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(22)(23)	First lien senior secured loan	L + 5.50%	10/19/2028	991	973	963	0.1	%
				79,662	72,447	69,584	5.3	%
Chemicals
Aruba Investments Holdings, LLC (dba Angus Chemical Company) (6)(23)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,225	21,881	1.7	%
Douglas Products and Packaging Company LLC (6)(23)	First lien senior secured loan	L + 5.75%	10/19/2023	19,404	19,401	19,258	1.5	%
Douglas Products and Packaging Company LLC (9)(23)(32)	First lien senior secured revolving loan	P + 4.75%	10/19/2023	1,175	1,174	1,156	0.1	%
Gaylord Chemical Company, L.L.C. (7)(23)	First lien senior secured loan	L + 6.50%	3/30/2027	29,935	29,699	29,861	2.3	%
Gaylord Chemical Company, L.L.C. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(18)	(7)	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (7)(22)(23)	First lien senior secured loan	L + 5.75%	4/22/2027	6,055	5,947	6,055	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	—	(6)	—	—	%
				79,069	78,422	78,204	6.1	%
Consumer products
ConAir Holdings LLC (7)(23)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,363	40,950	3.2	%
Feradyne Outdoors, LLC (6)(22)(23)	First lien senior secured loan	L + 6.25%	5/25/2023	745	744	742	0.1	%
Foundation Consumer Brands, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	2/12/2027	882	882	878	0.1	%
Lignetics Investment Corp. (7)(23)	First lien senior secured loan	L + 6.00%	11/1/2027	9,730	9,624	9,438	0.7	%
Lignetics Investment Corp. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(13)	(37)	—	%
Lignetics Investment Corp. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	11/2/2026	1,299	1,284	1,255	0.1	%
SWK Buyer, Inc. (dba Stonewall Kitchen) (16)(22)(23)	First lien senior secured loan	S + 5.25%	3/12/2029	753	739	734	0.1	%
SWK Buyer, Inc. (dba Stonewall Kitchen) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S + 5.25%	3/11/2024	—	(2)	(3)	—	%
SWK Buyer, Inc. (dba Stonewall Kitchen) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 5.25%	3/12/2029	70	69	68	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (7)(23)	First lien senior secured loan	L + 5.50%	3/26/2026	46,379	45,816	45,568	3.5	%
WU Holdco, Inc. (dba Weiman Products, LLC) (8)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,831	1,796	1,770	0.1	%
				106,689	105,302	101,363	7.9	%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (7)(22)(23)	First lien senior secured loan	L + 5.75%	10/2/2028	767	760	757	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	9/30/2027	10	10	9	—	%
Fortis Solutions Group, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	10/13/2028	819	804	796	0.1	%
Fortis Solutions Group, LLC (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	55	54	53	—	%
Fortis Solutions Group, LLC (8)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	6	4	4	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)	First lien senior secured loan	S + 5.75%	5/23/2028	648	642	647	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	5/23/2024	—	—	—	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	5/23/2028	17	16	16	—	%
Pregis Topco LLC (7)(23)	Second lien senior secured loan	L + 7.14%	8/1/2029	30,000	29,550	29,643	2.3	%
				32,322	31,840	31,925	2.5	%
Distribution
ABB/Con-cise Optical Group LLC (7)(22)(23)	First lien senior secured loan	L + 7.50%	2/23/2028	901	889	899	0.1	%
ABB/Con-cise Optical Group LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L + 7.50%	2/23/2028	88	86	88	—	%
Aramsco, Inc. (6)(23)	First lien senior secured loan	L + 5.25%	8/28/2024	10,223	10,141	10,197	0.8	%
Aramsco, Inc. (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	70	61	67	—	%
Endries Acquisition, Inc. (14)(23)	First lien senior secured loan	S + 6.25%	12/10/2025	26,469	26,230	26,469	2.0	%
Individual Foodservice Holdings, LLC (7)(23)	First lien senior secured loan	L + 6.25%	11/21/2025	30,412	30,066	30,260	2.3	%
Individual Foodservice Holdings, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.25%	11/22/2024	—	(42)	(23)	—	%
Offen, Inc. (8)(23)	First lien senior secured loan	L + 5.00%	6/22/2026	4,677	4,650	4,677	0.4	%
				72,840	72,081	72,634	5.6	%
Education
Learning Care Group (US) No. 2 Inc. (7)(23)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,342	5,272	0.4	%
Pluralsight, LLC (6)(23)	First lien senior secured loan	L + 8.00%	4/6/2027	20,640	20,440	20,537	1.6	%
Pluralsight, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	—	(13)	(6)	—	%
				26,033	25,769	25,803	2.0	%
Financial services
AxiomSL Group, Inc. (6)(23)	First lien senior secured loan	L + 6.00%	12/3/2027	43,130	42,722	42,375	3.3	%
AxiomSL Group, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 6.00%	7/21/2023	—	(9)	(17)	—	%
AxiomSL Group, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	12/3/2025	—	(28)	(61)	—	%
Blackhawk Network Holdings, Inc. (7)(23)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,692	18,683	1.4	%
Hg Genesis 8 Sumoco Limited (10)(20)(22)(23)	Unsecured facility	SA + 7.50% PIK	8/28/2025	5,289	6,267	5,289	0.4	%
Hg Genesis 9 SumoCo Limited (12)(20)(22)(23)	Unsecured facility	E + 7.00% PIK	3/10/2027	914	1,023	914	0.1	%
Hg Saturn Luchaco Limited (10)(20)(22)(23)	Unsecured facility	SA + 7.50% PIK	3/30/2026	23,969	29,196	23,669	1.7	%
Muine Gall, LLC (8)(20)(22)(23)	First lien senior secured loan	L + 7.00% PIK	9/20/2024	52,977	53,234	52,182	4.0	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(23)	First lien senior secured loan	L + 5.75%	9/8/2025	3,317	3,300	3,267	0.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	652	642	639	—	%
NMI Acquisitionco, Inc. (dba Network Merchants) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(2)	(3)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Smarsh Inc. (15)(22)(23)	First lien senior secured loan	S + 6.50%	2/16/2029	762	755	750	0.1	%
Smarsh Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	—	(1)	(1)	—	%
Smarsh Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	—	(1)	—	%
				149,787	155,791	147,685	11.3	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (7)(22)(23)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,962	4,900	0.4	%
BP Veraison Buyer, LLC (dba Sun World) (7)(23)	First lien senior secured loan	L + 5.75%	5/12/2027	14,412	14,269	14,304	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 5.75%	5/12/2023	—	(6)	—	—	%
BP Veraison Buyer, LLC (dba Sun World) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	5/12/2027	—	(18)	(14)	—	%
H-Food Holdings, LLC (6)(18)(23)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—	%
H-Food Holdings, LLC (6)(23)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,963	14,378	1.1	%
Hissho Sushi Merger Sub, LLC (15)(22)(23)	First lien senior secured loan	S + 6.00%	5/18/2028	903	895	901	0.1	%
Hissho Sushi Merger Sub, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S + 6.00%	5/18/2028	5	4	4	—	%
Hometown Food Company (6)(23)	First lien senior secured loan	L + 5.00%	8/31/2023	1,618	1,611	1,610	0.1	%
Hometown Food Company (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	78	77	76	—	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (14)(22)(23)	First lien senior secured loan	S + 6.25%	3/11/2027	1,000	983	973	0.1	%
Nellson Nutraceutical, LLC (7)(23)	First lien senior secured loan	L + 5.25%	12/26/2023	26,031	25,608	25,445	2.0	%
Nutraceutical International Corporation (7)(23)	First lien senior secured loan	L + 7.00%	9/30/2026	32,578	32,230	29,646	2.3	%
Nutraceutical International Corporation (7)(22)(23)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	2,353	2,332	2,141	0.2	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(23)	First lien senior secured loan	L + 4.50%	7/30/2025	4,836	4,793	4,521	0.3	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(22)(23)(32)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	933	930	868	0.1	%
Shearer's Foods, LLC (6)(23)	Second lien senior secured loan	L + 7.75%	9/22/2028	50,000	49,601	49,250	3.8	%
Ultimate Baked Goods Midco, LLC (7)(23)	First lien senior secured loan	L + 6.50%	8/13/2027	16,376	16,031	15,721	1.2	%
Ultimate Baked Goods Midco, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	1,400	1,359	1,320	0.1	%
				175,724	173,625	166,045	12.9	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (15)(22)(23)	Second lien senior secured loan	S + 6.50%	2/18/2030	1,000	981	985	0.1	%
CSC MKG Topco LLC. (dba Medical Knowledge Group) (6)(22)(23)	First lien senior secured loan	L + 5.75%	2/1/2029	852	836	831	0.1	%
Nelipak Holding Company (6)(23)	First lien senior secured USD term loan	L + 4.25%	7/2/2026	273	270	271	—	%
Nelipak Holding Company (6)(22)(23)(32)	First lien senior secured USD revolving loan	L + 4.25%	7/2/2024	128	122	121	—	%
Nelipak Holding Company (11)(22)(23)(32)	First lien senior secured EUR revolving loan	E + 4.50%	7/2/2024	31	7	26	—	%
Nelipak Holding Company (7)(23)	Second lien senior secured USD term loan	L + 8.25%	7/2/2027	7,994	7,912	7,934	0.6	%
Nelipak Holding Company (13)(22)(23)	Second lien senior secured EUR term loan	E + 8.50%	7/2/2027	7,024	7,943	6,937	0.5	%
Packaging Coordinators Midco, Inc. (7)(23)	Second lien senior secured loan	L + 7.00%	12/13/2029	37,269	36,631	35,406	2.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (15)(20)(23)	First lien senior secured loan	S + 6.75%	1/31/2028	25,586	25,237	25,202	1.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (20)(22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.75%	1/29/2026	—	(37)	(40)	—	%
Rhea Parent, Inc. (15)(22)(23)	First lien senior secured loan	S + 5.75%	2/19/2029	772	758	753	0.1	%
				80,929	80,660	78,426	6.0
Healthcare providers and services
Diagnostic Service Holdings, Inc. (dba Rayus Radiology) (6)(22)(23)	First lien senior secured loan	L + 5.50%	3/17/2025	998	998	993	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(23)	First lien senior secured loan	L + 7.00%	10/27/2025	19,342	19,134	18,858	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(22)(23)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,717	1,689	1,674	0.1	%
Natural Partners, LLC (8)(20)(22)(23)	First lien senior secured loan	L + 6.00%	11/29/2027	927	910	906	0.1	%
Natural Partners, LLC (20)(22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(1)	(2)	—	%
OB Hospitalist Group, Inc. (7)(22)(23)	First lien senior secured loan	L + 5.50%	9/27/2027	18,448	18,131	18,263	1.4	%
OB Hospitalist Group, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	586	537	557	—	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (7)(22)(23)	First lien senior secured loan	L + 9.50%	9/27/2028	11,184	10,984	10,989	0.8	%
Pacific BidCo Inc.(15)(20)(22)(23)	First lien senior secured loan	S + 5.75%	8/13/2029	1,718	1,676	1,675	0.1	%
Pacific BidCo Inc.(19)(20)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S + 5.75%	8/11/2025	—	(2)	(2)	—	%
Phoenix Newco, Inc. (dba Parexel) (6)(22)(23)	Second lien senior secured loan	L + 6.50%	11/15/2029	35,000	34,679	34,125	2.6	%
Plasma Buyer LLC (dba PathGroup) (15)(22)(23)	First lien senior secured loan	S + 5.75%	5/14/2029	681	668	672	0.1	%
Plasma Buyer LLC (dba PathGroup) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S + 5.75%	5/12/2024	—	(2)	—	—	%
Plasma Buyer LLC (dba PathGroup) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 5.75%	5/12/2028	—	(1)	(1)	—	%
Premier Imaging, LLC (dba LucidHealth) (6)(23)	First lien senior secured loan	L + 5.75%	1/2/2025	7,588	7,523	7,474	0.6	%
Quva Pharma, Inc. (7)(23)	First lien senior secured loan	L + 5.50%	4/12/2028	11,700	11,409	11,408	0.9	%
Quva Pharma, Inc. (8)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	520	495	490	—	%
Tivity Health, Inc. (15)(22)(23)	First lien senior secured loan	S + 6.00%	6/28/2029	1,000	976	985	0.1	%
Unified Women's Healthcare, LP (14)(22)(23)	First lien senior secured loan	S + 5.50%	6/18/2029	858	852	858	0.1	%
Unified Women's Healthcare, LP (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.50%	6/17/2024	—	—	—	—	%
Unified Women's Healthcare, LP (22)(23)(32)(33)	First lien senior secured revolving loan	S + 5.50%	6/18/2029	—	(1)	—	—	%
Vermont Aus Pty Ltd (15)(20)(22)(23)	First lien senior secured loan	S + 5.65%	3/22/2028	995	972	968	0.1	%
				113,262	111,626	110,890	8.6	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(22)(23)	First lien senior secured loan	L + 5.75%	8/23/2028	599	591	585	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(2)	(4)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(1)	—	%
Bracket Intermediate Holding Corp. (7)(18)(22)(23)	First lien senior secured loan	L + 4.25%	9/5/2025	73	70	69	—	%
Bracket Intermediate Holding Corp. (7)(23)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,706	3,591	0.3	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)	First lien senior secured loan	S + 6.00%	10/30/2028	919	903	896	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)(32)	First lien senior secured revolving loan	S + 6.00%	10/29/2027	7	6	6	—	%
Imprivata, Inc. (14)(22)(23)	Second lien senior secured loan	S + 6.25%	12/1/2028	882	874	867	0.1	%
Inovalon Holdings, Inc. (7)(23)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	42,999	42,053	41,709	3.2	%
Inovalon Holdings, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 3.50%	5/24/2024	—	(49)	(79)	—	%
Inovalon Holdings, Inc. (7)(22)(23)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	21,883	21,496	21,446	1.7	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(23)	First lien senior secured loan	S + 6.50%	8/21/2026	39,363	39,015	39,167	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(22)(23)(32)	First lien senior secured revolving loan	S + 6.50%	8/21/2026	994	983	987	0.1	%
Interoperability Bidco, Inc. (dba Lyniate) (15)(22)(23)	First lien senior secured loan	S + 7.00%	12/24/2026	14,276	14,193	14,133	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 7.00%	12/26/2024	—	(3)	(7)	—	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	First lien senior secured USD term loan	S + 4.50%	4/28/2025	10,000	9,821	9,750	0.8	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	Second lien senior secured USD term loan	S + 7.75%	4/27/2026	5,000	4,911	4,900	0.4	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	First lien senior secured GBP term loan	SA + 4.50%	4/28/2025	712	863	694	0.1	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	Second lien senior secured GBP term loan	SA + 7.75%	4/27/2026	1,860	2,255	1,823	0.1	%
				143,317	141,685	140,532	11.0	%
Household products
Aptive Environmental, LLC (22)(23)(25)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	3,011	2,486	2,567	0.2	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(23)	First lien senior secured loan	L + 6.00%	11/3/2025	26,851	26,585	26,448	2.0	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 6.00%	11/3/2023	5,550	5,509	5,449	0.4	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	11/3/2025	2,243	2,214	2,188	0.2	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(22)(23)	First lien senior secured loan	S + 5.75%	4/26/2029	523	513	516	—	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	4/25/2024	81	78	80	—	%
Mario Purchaser, LLC (dba Len the Plumber) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 5.75%	4/26/2028	—	(1)	(1)	—	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (14)(22)(23)	Unsecured facility	S + 10.75% PIK	4/26/2032	157	153	155	—	%
SimpliSafe Holding Corporation (14)(22)(23)	First lien senior secured loan	S + 6.25%	4/30/2027	821	806	811	0.1	%
SimpliSafe Holding Corporation (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(1)	—	—	%
Walker Edison Furniture Company LLC (7)(22)(23)(28)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	17,103	16,630	11,801	0.9	%
				56,340	54,972	50,014	3.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc. (6)(22)(23)	Second lien senior secured loan	L + 6.50%	10/15/2029	16,667	16,439	15,958	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (7)(22)(23)	First lien senior secured loan	L + 6.00%	9/22/2028	9,185	9,023	9,024	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	—	(12)	(13)	—	%
				25,852	25,450	24,969	1.9
Infrastructure and environmental services
LineStar Integrity Services LLC (8)(23)	First lien senior secured loan	L + 7.25%	2/12/2024	12,686	12,701	11,925	0.9	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (16)(22)(23)	First lien senior secured loan	S + 5.50%	3/13/2028	683	671	668	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 5.50%	3/13/2028	—	(2)	(3)	—	%
				13,369	13,370	12,590	1.0	%
Insurance
Alera Group, Inc. (15)(23)	First lien senior secured loan	S + 6.50%	10/2/2028	7,389	7,242	7,333	0.6	%
Ardonagh Midco 2 PLC (20)(22)(23)(25)	Unsecured notes	11.50%	1/15/2027	602	598	593	—	%
Ardonagh Midco 3 PLC (10)(20)(22)(23)	First lien senior secured GBP term loan	SA + 7.00%	7/14/2026	5,201	5,757	5,201	0.4	%
Ardonagh Midco 3 PLC (13)(20)(22)(23)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	481	540	480	—	%
Ardonagh Midco 3 PLC (8)(20)(22)(23)	First lien senior secured USD term loan	L + 5.75%	7/14/2026	1,440	1,417	1,429	0.1	%
Ardonagh Midco 3 PLC (19)(20)(22)(23)(32)(33)	First lien senior secured GBP delayed draw term loan	SA + 5.75%	8/19/2023	—	—	(4)	—	%
Brightway Holdings, LLC (6)(22)(23)	First lien senior secured loan	L + 6.50%	12/16/2027	4,451	4,402	4,362	0.3	%
Brightway Holdings, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(6)	(11)	—	%
Evolution BuyerCo, Inc. (dba SIAA) (7)(23)	First lien senior secured loan	L + 6.25%	4/28/2028	29,580	29,227	29,062	2.2	%
Evolution BuyerCo, Inc. (dba SIAA) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.25%	4/30/2027	—	(24)	(39)	—	%
Integrity Marketing Acquisition, LLC (8)(23)	First lien senior secured loan	L + 5.75%	8/27/2025	27,358	27,113	27,290	2.1	%
Integrity Marketing Acquisition, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(14)	(5)	—	%
Norvax, LLC (dba GoHealth) (7)(23)	First lien senior secured loan	L + 6.50%	9/15/2025	17,063	16,658	16,637	1.3	%
Norvax, LLC (dba GoHealth) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	2,114	2,098	2,045	0.2	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (8)(22)(23)	First lien senior secured loan	L + 6.00%	11/1/2028	22,710	22,515	22,654	1.8	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(9)	(3)	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (22)(23)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	23,261	21,338	20,935	1.6	%
TEMPO BUYER CORP. (dba Global Claims Services) (7)(22)(23)	First lien senior secured loan	L + 5.50%	8/28/2028	697	685	678	0.1	%
TEMPO BUYER CORP. (dba Global Claims Services) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 5.50%	8/28/2023	—	(2)	(3)	—	%
TEMPO BUYER CORP. (dba Global Claims Services) (9)(22)(23)(32)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	6	4	3	—	%
THG Acquisition, LLC (dba Hilb) (6)(23)	First lien senior secured loan	L + 5.75%	12/2/2026	24,979	24,573	24,604	1.9	%
THG Acquisition, LLC (dba Hilb) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(25)	(28)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (7)(22)(23)	First lien senior secured loan	L + 5.50%	7/23/2027	1,672	1,644	1,630	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(3)	(5)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (8)(22)(23)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,457	1,434	1,436	0.1	%
				170,461	167,162	166,274	12.8	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (7)(20)(23)	First lien senior secured loan	L + 6.75%	5/13/2025	10,728	10,652	10,621	0.8	%
3ES Innovation Inc. (dba Aucerna) (7)(20)(22)(23)(32)	First lien senior secured revolving loan	L + 6.75%	5/13/2025	300	296	293	—	%
Anaplan, Inc. (14)(22)(23)	First lien senior secured loan	S + 6.50%	6/21/2029	13,509	13,377	13,475	1.0	%
Anaplan, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(9)	(2)	—	%
Apptio, Inc. (7)(22)(23)	First lien senior secured loan	L + 6.00%	1/10/2025	7,364	7,298	7,364	0.6	%
Apptio, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	196	192	196	—	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	16,156	15,857	15,792	1.2	%
Bayshore Intermediate #2, L.P. (dba Boomi) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	—	(23)	(28)	—	%
BCPE Nucleon (DE) SPV, LP (8)(20)(22)(23)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,162	35,378	2.7	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (15)(22)(23)	First lien senior secured loan	S + 8.00% PIK	12/23/2026	9,859	9,775	9,859	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 7.00%	12/23/2026	—	(17)	—	—	%
Centrify Corporation (6)(22)(23)	First lien senior secured loan	L + 6.00%	3/2/2028	13,105	12,836	12,777	1.0	%
Centrify Corporation (6)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	673	644	639	—	%
CivicPlus, LLC (6)(22)(23)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	2,465	2,442	2,458	0.2	%
CivicPlus, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(2)	(1)	—	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (16)(22)(23)	Unsecured notes	S + 11.75% PIK	6/9/2034	426	414	418	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (8)(23)	Second lien senior secured loan	L + 7.25%	12/1/2028	40,000	39,838	37,000	2.9	%
EET Buyer, Inc. (dba e-Emphasys) (7)(22)(23)	First lien senior secured loan	L + 5.25%	11/8/2027	905	897	893	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.25%	11/8/2027	—	(1)	(1)	—	%
Forescout Technologies, Inc. (7)(22)(23)	First lien senior secured loan	L + 9.28% PIK	8/17/2026	13,657	13,523	13,657	1.1	%
Forescout Technologies, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(32)	—	—	%
Forescout Technologies, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(7)	—	—	%
Genesis Acquisition Co. (dba Procare Software) (8)(23)	First lien senior secured loan	L + 3.75%	7/31/2024	1,999	1,985	1,944	0.2	%
Genesis Acquisition Co. (dba Procare Software) (8)(22)(23)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	293	291	285	—	%
GovBrands Intermediate, Inc. (7)(22)(23)	First lien senior secured loan	L + 5.50%	8/4/2027	2,465	2,414	2,373	0.2	%
GovBrands Intermediate, Inc. (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	555	540	527	—	%
GovBrands Intermediate, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	51	48	44	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (6)(20)(22)(23)	First lien senior secured loan	L + 7.50%	4/16/2026	14,544	14,261	14,544	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (20)(22)(23)(32)(33)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(81)	—	—	%
Hyland Software, Inc. (6)(22)(23)	Second lien senior secured loan	L + 6.25%	7/7/2025	12,145	12,137	11,902	0.9	%
Litera Bidco LLC (6)(23)	First lien senior secured loan	L + 5.91%	5/29/2026	26,245	25,998	26,198	2.0	%
Litera Bidco LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	—	(6)	(5)	—	%
MessageBird BidCo B.V. (8)(20)(23)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,714	15,640	1.2	%
MINDBODY, Inc. (7)(23)	First lien senior secured loan	L + 8.50% (incl. 1.50% PIK)	2/14/2025	11,983	11,924	11,983	0.9	%
MINDBODY, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 8.00%	2/14/2025	—	(4)	—	—	%
Ministry Brands Holdings, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	12/29/2028	703	690	683	0.1	%
Ministry Brands Holdings, LLC (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(4)	—	%
Ministry Brands Holdings, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.50%	12/27/2027	—	(1)	(2)	—	%
Proofpoint, Inc. (7)(18)(22)(23)	Second lien senior secured loan	L + 6.25%	8/31/2029	4,900	4,878	4,698	0.4	%
QAD, Inc. (6)(22)(23)	First lien senior secured loan	L + 6.00%	11/5/2027	4,406	4,329	4,296	0.3	%
QAD, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(10)	(14)	—	%
Securonix, Inc. (15)(22)(23)	First lien senior secured loan	S + 6.50%	4/5/2028	847	840	845	0.1	%
Securonix, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(1)	—	—	%
Tahoe Finco, LLC (6)(20)(22)(23)	First lien senior secured loan	L + 6.00%	9/29/2028	23,256	23,050	22,849	1.7	%
Tahoe Finco, LLC (20)(22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(15)	(31)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(23)	First lien senior secured loan	L + 5.75%	6/30/2028	13,768	13,650	13,492	1.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	843	835	811	0.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	282	275	265	—	%
When I Work, Inc. (7)(22)(23)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	793	786	777	0.1	%
When I Work, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(1)	(3)	—	%
				300,977	297,636	294,885	22.7	%
Leisure and entertainment
Troon Golf, L.L.C. (8)(23)	First lien senior secured loan	L + 5.75%	8/5/2027	60,872	60,616	60,872	4.6	%
Troon Golf, L.L.C. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	8/5/2026	—	(18)	—	—	%
				60,872	60,598	60,872	4.6	%
Manufacturing
BCPE Watson (DE) ORML, LP(16)(20)(22)(23)	First lien senior secured loan	S + 6.50%	7/1/2028	1,000	990	990	0.1	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (6)(22)(23)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,168	6,206	0.5	%
Ideal Tridon Holdings, Inc. (7)(23)	First lien senior secured loan	L + 5.25%	7/31/2024	13,469	13,365	13,469	1.0	%
Ideal Tridon Holdings, Inc. (23)(32)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	—	—	—	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC (dba OnPoint Group) (16)(23)	First lien senior secured loan	S + 6.00%	7/21/2027	20,947	20,771	20,686	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.00%	7/21/2027	—	(14)	(22)	—	%
PHM Netherlands Midco B.V. (dba Loparex) (6)(22)(23)	First lien senior secured loan	L + 4.50%	7/31/2026	195	185	188	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(23)	Second lien senior secured loan	L + 8.75%	7/30/2027	28,000	26,637	27,300	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (6)(23)	First lien senior secured loan	L + 4.50%	6/29/2026	3,454	3,434	3,359	0.2	%
Sonny's Enterprises LLC (7)(23)	First lien senior secured loan	L + 6.75%	8/5/2026	44,500	43,944	44,500	3.4	%
Sonny's Enterprises LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.75%	8/5/2025	—	(30)	—	—	%
				117,865	115,450	116,676	8.9	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (7)(23)	First lien senior secured loan	L + 6.00%	5/14/2026	7,896	7,832	7,896	0.5	%
Project Power Buyer, LLC (dba PEC-Veriforce) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(3)	—	—	%
Zenith Energy U.S. Logistics Holdings, LLC (7)(23)	First lien senior secured loan	L + 5.50%	12/20/2024	19,021	18,794	19,021	1.5	%
				26,917	26,623	26,917	2.0	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (7)(23)	First lien senior secured loan	L + 5.75%	7/2/2024	18,623	18,506	18,483	1.4	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 3.75%	7/2/2024	462	449	443	—	%
Apex Group Treasury, LLC (7)(20)(22)(23)	Second lien senior secured loan	L + 6.75%	7/27/2029	11,618	11,443	11,153	0.9	%
Apex Service Partners, LLC (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.50%	10/23/2023	832	820	826	0.1	%
Apex Service Partners, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S + 5.50%	7/31/2025	—	(1)	—	—	%
Gerson Lehrman Group, Inc. (8)(23)	First lien senior secured loan	L + 5.25%	12/12/2024	4,509	4,491	4,509	0.3	%
Gerson Lehrman Group, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(7)	—	—	%
Guidehouse Inc. (6)(22)(23)	First lien senior secured loan	L + 5.50%	10/16/2028	923	915	914	0.1	%
Relativity ODA LLC (6)(23)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	16,470	16,290	16,388	1.3	%
Relativity ODA LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(17)	(7)	—	%
				53,437	52,889	52,709	4.1	%
Specialty retail
Galls, LLC (7)(23)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	18,369	18,255	17,818	1.4	%
Galls, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	2,973	2,935	2,814	0.2	%
Milan Laser Holdings LLC (6)(23)	First lien senior secured loan	L + 5.00%	4/27/2027	22,751	22,571	22,637	1.7	%
Milan Laser Holdings LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.00%	4/27/2026	—	(14)	(10)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Notorious Topco, LLC (dba Beauty Industry Group) (14)(23)	First lien senior secured loan	S + 6.75%	11/23/2027	24,183	23,863	24,063	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.75%	11/23/2023	2,107	2,062	2,097	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (22)(23)(32)(33)	First lien senior secured revolving loan	S + 6.75%	5/24/2027	—	(27)	(11)	—	%
The Shade Store, LLC (6)(22)(23)	First lien senior secured loan	L + 6.00%	10/13/2027	2,256	2,231	2,199	0.2	%
The Shade Store, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L + 6.00%	10/13/2026	—	(2)	(6)	—	%
				72,639	71,874	71,601	5.6	%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (8)(23)	First lien senior secured loan	L + 5.75%	12/9/2025	40,182	39,777	40,182	3.1	%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (22)(23)(32)(33)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(69)	—	—	%
Lytx, Inc. (14)(23)	First lien senior secured loan	S + 6.75%	2/27/2026	23,729	23,504	23,373	1.8	%
Motus Group, LLC (6)(22)(23)	Second lien senior secured loan	L + 6.50%	12/10/2029	3,615	3,582	3,534	0.3	%
				67,526	66,794	67,089	5.2	%
Total non-controlled/non-affiliated portfolio company debt investments				$2,196,991	$2,171,649	$2,129,363	164.5	%
Equity Investments
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	1	1,002	988	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32	34,691	33,585	2.6	%
					35,693	34,573	2.7	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock	12.00% PIK	N/A	10,200	9,987	10,055	0.8	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units	N/A	N/A	432	368	367	—	%
Dodge Construction Network Holdings, L.P. (22)(23)(25)(26)	Series A Preferred Units	8.25% PIK	N/A	—	9	9	—	%
					10,364	10,431	0.8	%
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units	N/A	N/A	42	425	517	—	%
Hercules Buyer LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units	N/A	N/A	350	350	350	—	%
Knockout Intermediate Holdings I Inc. (dba Kaseya) (22)(23)(25)(26)	Perpetual Preferred Stock	11.75% PIK	N/A	400	390	394	—	%
					1,165	1,261	—	%
Consumer Products
ASP Conair Holdings LP (22)(23)(26)(31)	Class A Units	N/A	N/A	13	1,286	1,160	0.1	%
					1,286	1,160	0.1	%
Financial services
Aam Series 1.1 Rail and Domestic Intermodal Feeder LLC(20)(22)(23)(26)(31)(32)	LLC Interest	N/A	N/A	—	—	—	—	%
Aam Series 2.1 Aviation Feeder LLC(20)(22)(23)(26)(31)(32)	LLC Interest	N/A	N/A	76	76	76	—	%
Amergin Asset Management LLC(20)(22)(23)(26)(31)(32)	Class A Units	N/A	N/A	50,000,000	—	—	—	%
					76	76	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Food and beverage
H-Food Holdings, LLC (22)(23)(26)(31)	LLC Interest	N/A	N/A	1,625	1,625	1,691	0.1	%
Hissho Sushi Holdings, LLC (22)(23)(26)(31)	Class A units	N/A	N/A	7,502	75	75	—	%
					1,700	1,766	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (22)(23)(26)(31)	Class A Units	N/A	N/A	6,014	6,014	5,981	0.5	%
Maia Aggregator, LP (22)(23)(26)(31)	Class A-2 Units	N/A	N/A	112	112	112	—	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(25)(26)	Class A Units	8.00% PIK	N/A	1,370	1,564	1,533	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(26)(31)	Class B Units	N/A	N/A	18,864	—	214	—	%
Rhea Acquisition Holdings, LP (22)(23)(26)(31)	Series A-2 Units	N/A	N/A	119	119	119	—	%
					7,809	7,959	0.6	%
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist) (22)(23)(26)(31)	Class A Interests	N/A	N/A	1,291	1,291	1,247	0.1	%
					1,291	1,247	0.1	%
Healthcare technology
Minerva Holdco, Inc (22)(23)(25)(26)	Series A Preferred Stock	10.75% PIK	N/A	1	1,050	954	0.1	%
					1,050	954	0.1	%
Household products
Evology, LLC (22)(23)(26)(31)	Class B Units	N/A	N/A	88	540	540	—	%
					540	540	—	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (22)(23)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	700	5,790	5,339	0.4	%
					5,790	5,339	0.4	%
Insurance
Evolution Parent, LP (dba SIAA) (22)(23)(26)(31)	LP Interest	N/A	N/A	892	892	892	0.1	%
GoHealth, Inc. (17)(22)(23)(31)	Common Stock	N/A	N/A	227,097	1,163	81	—	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (22)(23)(26)(31)	LP Interest	N/A	N/A	106	106	105	—	%
PCF Holdco, LLC (dba PCF Insurance Services) (22)(23)(26)(31)	Class A Units	N/A	N/A	6,375	6,375	11,214	0.9	%
					8,536	12,292	1.0	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock	N/A	N/A	3,000	300	270	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units	N/A	N/A	1,345,119	1,345	1,323	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants	N/A	N/A	25,540	157	26	—	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	1,000	1,001	1,000	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units	N/A	N/A	820	820	786	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,921	3,666	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock	11.25% PIK	N/A	2,321	2,578	2,464	0.2	%
					10,153	9,566	0.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest	N/A	N/A	700	700	749	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units	N/A	N/A	10,616	20,106	35,645	2.8	%
					20,806	36,394	2.9	%
Total non-controlled/non-affiliated portfolio company equity investments					$106,259	$123,558	9.6	%
Total non-controlled/non-affiliated portfolio company investments					$2,277,908	$2,252,921	174.1	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (14)(22)(23)(30)	First lien senior secured loan	S + 8.00%	6/28/2024	6,163	6,098	6,132	0.5	%
Swipe Acquisition Corporation (dba PLI) (15)(19)(22)(23)(30)(32)	First lien senior secured delayed draw term loan	S + 8.00%	12/30/2022	1,835	1,835	1,822	0.1	%
Swipe Acquisition Corporation (dba PLI) (22)(23)(30)(32)	Letter of Credit	S + 8.00%	6/28/2024	—	—	—	—	%
				7,998	7,933	7,954	0.6	%
Total non-controlled/affiliated portfolio company debt investments				$7,998	$7,933	$7,954	0.6	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units	N/A	N/A	11	5,952	11,743	0.9	%
					5,952	11,743	0.9	%
Insurance
Chapford Sma Partnership, L.P.(20)(22)(23)(26)(30)(31)(32)	LP Interest	N/A	N/A	3,150	3,014	3,014	0.2	%
					3,014	3,014	0.2	%
Total non-controlled/affiliated portfolio company equity investments					$8,966	$14,757	1.1	%
Total non-controlled/affiliated portfolio company investments					$16,899	$22,711	1.7	%
Total Investments					$2,294,807	$2,275,632	175.8	%

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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six- or twelve-month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), SONIA ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(9)The interest rate on these loans is subject to PRIME, which as of September 30, 2022 was 6.25%.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

(10)The interest rate on this loan is subject to SONIA, which as of September 30, 2022 was 2.19%.
(11)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2022 was 0.68%.
(12)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2022 was 1.17%.
(13)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2022 was 1.81%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(17)Level 1 investment.
(18)Level 2 investment.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 12.6% of total assets as calculated in accordance with the regulatory requirements.
(21)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 6 “Debt.”
(22)Investment is not pledged as collateral for the SPV Asset Facilities.
(23)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(24)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(25)Investment does not contain a variable rate structure.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $138.2 million, or 10.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Chapford SMA Partnership, L.P.	LP Interest	July 18, 2022
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(27)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $2.6 million as of September 30, 2022.
(28)Loan was on non-accrual status as of September 30, 2022.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

(29)As of September 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $31.2 million based on a tax cost basis of $2.3 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $64.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $33.7 million.
(30)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2022	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$13,398	$467	$—	$5,832	$—	$—	$19,697	$60	$598	$827
Chapford SMA Partnership, L.P.	—	3,014	—	—	—	—	3,014	—	—	—
Total	$13,398	$3,481	$—	$5,832	$—	$—	$22,711	$60	$598	$827
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
(31)Investment is non-income producing.
(32)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(33)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
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

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(30)	Fair Value	Percentage of Net Assets
PCF Holdco, LLC (dba PCF Insurance Services) (23)(24)(27)(32)	Class A Units	N/A	N/A	4,661	4,661	4,661	0.3	%
PCF Holdco, LLC (dba PCF Insurance Services) (23)(24)(27)(32)	Class A Warrants	N/A	N/A	1,714	1,714	1,714	0.1	%
					8,536	8,233	0.6	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (23)(24)(27)(32)	Class A Common Stock	N/A	N/A	3,000	300	300	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (23)(24)(27)(32)	LP Common Units	N/A	N/A	1,345,119	1,345	1,345	0.1	%
MessageBird Holding B.V. (21)(23)(24)(27)(32)	Extended Series C Warrants	N/A	N/A	25,540	157	157	—	%
Thunder Topco L.P. (dba Vector Solutions) (23)(24)(27)(32)	Common Units	N/A	N/A	820	820	967	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (23)(24)(26)(27)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,750	3,750	0.3	%
					6,372	6,519	0.5	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (23)(24)(27)(32)	LP Interest	N/A	N/A	700	700	784	0.1	%
Windows Entities (21)(23)(24)(27)(28)	LLC Interest	N/A	N/A	10,607	18,982	34,520	2.5	%
					19,682	35,304	2.6	%
Professional Services
WMC Bidco, Inc. (dba West Monroe) (23)(24)(26)(27)	Senior Preferred Stock	11.25% PIK	N/A	2,385	2,321	2,319	0.2	%
					2,321	2,319	0.2	%
Total non-controlled/non-affiliated portfolio company equity investments					$92,671	$110,617	8.2	%
Total non-controlled/non-affiliated portfolio company investments					$2,387,782	$2,406,130	177.4	%

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

Owl Rock Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$26,031	$22,231	$71,668	$63,724
Net change in unrealized gain (loss)	12,931	1,678	(37,392)	26,081
Net realized gain (loss)	(83)	2,096	629	(2,299)
Net Increase (Decrease) in Net Assets Resulting from Operations	38,879	26,005	34,905	87,506
Distributions
Distributions declared from earnings(1)	(23,616)	(22,893)	(69,226)	(68,336)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(23,616)	(22,893)	(69,226)	(68,336)
Capital Share Transactions
Issuance of shares of common stock	—	—	—	71,775
Reinvestment of shareholders' distributions	10,339	10,460	31,233	31,158
Repurchased shares	(23,067)	(11,912)	(64,164)	(48,946)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(12,728)	(1,452)	(32,931)	53,987
Total Increase (Decrease) in Net Assets	2,535	1,660	(67,252)	73,157
Net Assets, at beginning of period	1,289,904	1,357,801	1,359,691	1,286,304
Net Assets, at end of period	$1,292,439	$1,359,461	$1,292,439	$1,359,461
______________
(1)For the three and nine months ended September 30, 2022 and 2021, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$34,905	$87,506
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(158,010)	(963,280)
Proceeds from investments and investment repayments, net	290,528	823,029
Net change in unrealized (gain) loss on investments	28,230	(30,639)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	9,090	1,610
Net realized (gain) loss on investments	(816)	2,463
Net realized (gain) loss on foreign currency transactions relating to investments	(41)	(8)
Paid-in-kind interest and dividends	(18,610)	(6,585)
Net accretion/amortization of discount/premium on investments	(6,657)	(9,842)
Amortization of debt issuance costs	1,238	1,861
Amortization of offering costs	—	1,106
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,034)	(1,562)
(Increase) decrease in receivable for investments sold	11,623	(61,632)
(Increase) decrease in prepaid expenses and other assets	(313)	809
Increase (decrease) in payable for investments purchased	—	3,053
Increase (decrease) in payables to affiliates	(1,192)	9,642
Increase (decrease) in accrued expenses and other liabilities	7,718	8,943
Net cash provided by (used in) operating activities	195,659	(133,526)
Cash Flows from Financing Activities
Borrowings on debt	186,000	600,000
Repayments of debt	(271,776)	(371,000)
Debt issuance costs	(1,703)	4,196
Proceeds from issuance of common shares	—	71,775
Distributions paid to shareholders	(37,993)	(37,178)
Repurchased shares	(64,164)	(48,946)
Net cash provided by (used in) financing activities	(189,636)	218,847
Net increase (decrease) in cash, including foreign cash	6,023	85,321
Cash, including foreign cash, beginning of period	54,067	42,830
Cash, including foreign cash, end of period	$60,090	$128,151

Supplemental and Non-Cash Information
Interest paid during the period	$27,167	$20,196
Distributions declared during the period	$69,226	$68,336
Reinvestment of distributions during the period	$31,233	$31,158
Taxes, including excise tax, paid during the period	$240	$1,341
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee, and independent third-party valuation firm(s) engaged at the direction of the Board.

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion or amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or the occurrence of a liquidation event. For the three and nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $7.1 million and $18.1 million, representing approximately 12.7% and 11.7% of investment income, respectively. For the three and nine months ended September 30, 2021, PIK interest and PIK dividend income earned was $2.7 million and $6.4 million, representing approximately 5.2% and less than 5% of investment income, respectively. Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective yield method. Premiums to par value on securities purchased are amortized to first call date. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Offering Expenses
Costs associated with the offering of common shares of the Company were capitalized as deferred offering expenses and were included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees. All remaining capitalized and unamortized offering expenses were expensed in the prior period in connection with the termination of the Company's offering of common shares as of April 30, 2021.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2021. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.

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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of September 30, 2022, the Company had payables to affiliates of $15.8 million, primarily comprised of $8.6 million of management fees and $5.6 million of accrued performance based incentive fees.
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
For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $0.4 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred expenses of approximately $0.4 million and $1.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2022, the Company incurred management fees of approximately $8.6 million and $26.6 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred management fees of approximately $8.9 million and $25.8 million, respectively.
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
For the three and nine months ended September 30, 2022, the Company incurred net investment income based incentive fees of $5.5 million and $14.9 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred net investment income based incentive fees of $5.3 million and $13.9 million, respectively.
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
For the three months ended September 30, 2022, the Company did not incur capital gains based incentive fees, and for the nine months ended months ended September 30, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million. For the three and nine months ended September 30, 2021, the Company accrued capital gains based incentive fees of $0.7 million and $1.5 million, respectively.

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
For the three and nine months ended September 30, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses. For the three and nine months ended September 30, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $36 thousand and $363 thousand, respectively.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to co-invest in its existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.

The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Technology Opportunities Advisors LLC ("ORTOA") and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORTA II, ORTOA and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company.
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
As of September 30, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three and nine months ended September 30, 2022, the Company did not repay expense support to the Adviser. During the three and nine months ended September 30, 2021, the Company recorded obligations to repay Expense Support from the Adviser of $2.2 million and $3.2 million, respectively. The Company may or may not reimburse remaining expense support in the future.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$8,959	$19,260
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

The Company has made investments in a non-controlled, affiliated company, Chapford SMA Partnership, L.P. ("Chapford SMA").

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $3.2 million equity commitment to Chapford SMA. The Company's investment in Chapford SMA is a co-investment with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Chapford SMA.
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,655,896	$1,638,632	$1,785,730	$1,784,326
Second-lien senior secured debt investments	485,216	466,826	482,323	484,500
Unsecured debt investments	38,472	31,858	34,524	34,133
Preferred equity investments	58,415	56,465	48,397	49,313
Common equity investments	56,808	81,851	50,226	67,256
Total Investments	$2,294,807	$2,275,632	$2,401,200	$2,419,528

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Advertising and media	0.9%	0.6%
Aerospace and defense	3.4	3.3
Automotive	1.5	1.4
Buildings and real estate	4.1	5.0
Business services	3.1	3.7
Chemicals	3.5	3.3
Consumer products	4.5	4.8
Containers and packaging	1.4	1.3
Distribution	3.3	3.1
Education	1.1	1.1
Financial services	6.5	6.2
Food and beverage	7.4	7.3
Healthcare equipment and services	3.8	3.7
Healthcare providers and services	4.9	8.1
Healthcare technology	6.2	5.9
Household products	2.2	1.8
Human resource support services	1.3	1.3
Infrastructure and environmental services	0.6	0.5
Insurance	8.0	7.4
Internet software and services	13.4	12.7
Leisure and entertainment	2.7	2.5
Manufacturing	6.7	6.3
Oil and gas	1.2	1.1
Professional services	2.3	2.0
Specialty retail	3.1	2.8
Transportation	2.9	2.8
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
United States:
Midwest	18.1%	17.1%
Northeast	17.2	16.7
South	33.8	37.3
West	23.2	21.9
International	7.7	7.0
Total	100.0%	100.0%

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021:

	Fair Value Hierarchy as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$70	$1,638,562	$1,638,632
Second-lien senior secured debt investments	—	24,692	442,134	466,826
Unsecured debt investments	—	—	31,858	31,858
Preferred equity investments	—	—	56,465	56,465
Common equity investments	81	—	81,770	81,851
Total Investments	$81	$24,762	$2,250,789	$2,275,632

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,784,325	$1,784,326
Second-lien senior secured debt investments	—	—	484,500	484,500
Unsecured debt investments	—	—	34,133	34,133
Preferred equity investments	—	—	49,313	49,313
Common equity investments	861	—	66,395	67,256
Total Investments	$861	$1	$2,418,666	$2,419,528

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022, and 2021:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,666,076	$447,726	$33,199	$54,815	$69,665	$2,271,481
Purchases of investments, net	30,212	6,485	—	58	4,336	41,091
Payment-in-kind	3,435	462	1,046	788	31	5,762
Proceeds from investments, net	(70,333)	(5,651)	—	—	—	(75,984)
Net change in unrealized gain (loss) on investments	7,459	(970)	(2,404)	763	7,738	12,586
Net realized gain (loss) on investments	66	—	—	—	—	66
Net accretion/amortization of discount/premium on investments	1,647	241	17	41	—	1,946
Transfers into (out of) Level 3(1)	—	(6,159)	—	—	—	(6,159)
Fair value, end of period	$1,638,562	$442,134	$31,858	$56,465	$81,770	$2,250,789
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	129,840	9,038	1,546	11,460	6,493	158,377
Payment-in-kind	11,849	1,822	2,356	2,493	90	18,610
Proceeds from investments, net	(277,358)	(8,199)	—	(4,900)	—	(290,457)
Net change in unrealized gain (loss)	(15,850)	(19,712)	(6,223)	(2,866)	8,792	(35,859)
Net realized gains (losses)	85	—	—	772	—	857
Net accretion/amortization of discount/premium on investments	5,744	645	46	193	—	6,628
Transfers into (out of) Level 3(1)	(73)	(25,960)	—	—	—	(26,033)
Fair value, end of period	$1,638,562	$442,134	$31,858	$56,465	$81,770	$2,250,789
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the nine months ended September 30, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$6,626	$3,218
Second-lien senior secured debt investments	(923)	270
Unsecured debt investments	(2,403)	(1,372)
Preferred equity investments	764	604
Common equity investments	8,165	5,511
Total Investments	$12,229	$8,231

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2021 on Investments Held at September 30, 2021
First-lien senior secured debt investments	$(16,306)	$12,026
Second-lien senior secured debt investments	(18,043)	4,543
Unsecured debt investments	(6,224)	(890)
Preferred equity investments	(2,810)	578
Common equity investments	8,996	12,021
Total Investments	$(34,387)	$28,278

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,624,099	Yield Analysis	Market Yield	9.1% - 33.1% (12.5%)	Decrease
	11,801	Collateral Analysis	Recovery Rate	69.0% - 69.0% (69.0%)	Increase
	2,662	Recent Transaction	Transaction Price	97.5% - 99.0% (98.1%)	Increase
Second-lien senior secured debt investments	$440,280	Yield Analysis	Market Yield	11.8% - 23.2% (15.6%)	Decrease
	1,854	Collateral Analysis	Recovery Rate	16.5% - 16.5% (16.5%)	Increase
Unsecured debt investments	$31,037	Yield Analysis	Market Yield	10.2% - 20.0% (12.8%)	Decrease
	821	Market Approach	EBITDA Multiple	14.0x - 14.0x (14.0x)	Increase
Preferred equity investments	$56,456	Yield Analysis	Market Yield	12.0% - 16.8% (14.0%)	Decrease
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$74,973	Market Approach	EBITDA Multiple	4.5x - 24.3x (8.8x)	Increase
	3,164	Market Approach	Revenue Multiple	1.6x - 16.6x (11.4x)	Increase
	3,607	Recent Transaction	Transaction Price	95.7% - 123.5% (99.7%)	Increase
	26	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,610,509	Yield Analysis	Market Yield	5.3% - 20.0% (8.5%)	Decrease
	173,816	Recent Transaction	Transaction Price	90.5% - 99.4% (97.4%)	Increase
Second-lien senior secured debt investments(1)	$388,588	Yield Analysis	Market Yield	7.8% - 11.3% (9.3%)	Decrease
	74,306	Recent Transaction	Transaction Price	98.0% - 99.0% (98.6%)	Increase
	2,809	Collateral Analysis	Recovery Rate	25.0% - 25.0% (25.0%)	Increase
Unsecured debt investments(2)	$820	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
	32,688	Yield Analysis	Market Yield	7.2% - 9.4% (9.0%)	Decrease
Preferred equity investments	$37,046	Yield Analysis	Market Yield	11.4% - 14.6% (11.7%)	Decrease
	11,552	Recent Transaction	Transaction Price	97.3% - 100.0% (98.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x - 9.3x (9.3x)	Increase
Common equity investments	$57,113	Market Approach	EBITDA Multiple	4.0x - 24.0x (7.6x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x - 27.0x (27.0x)	Increase
	9,125	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$405,010	$405,010	$411,474	$411,474
SPV Asset Facility II	172,289	172,289	252,179	252,179
2024 Notes	450,223	421,875	450,292	470,250
Total Debt	$1,027,522	$999,174	$1,113,945	$1,133,903
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.2 million, $3.7 million and $(0.2) million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Level 1	$—	$—
Level 2	421,875	470,250
Level 3	577,299	663,653
Total Debt	$999,174	$1,133,903
Financial Instruments Not Carried at Fair Value
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 224% and 221% as of September 30, 2022 and December 31, 2021, respectively.
Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$405,223	$24,114	$405,010
SPV Asset Facility II	325,000	176,000	79,725	172,289
2024 Notes	450,000	450,000	—	450,223
Total Debt	$1,275,000	$1,031,223	$103,839	$1,027,522
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.2 million, $3.7 million and $(0.2) million, respectively.

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
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$12,834	$10,140	$33,451	$26,979
Amortization of debt issuance costs	469	498	1,238	1,861
Total Interest Expense	$13,303	$10,638	$34,689	$28,840
Average interest rate	4.6%	3.4%	4.0%	3.4%
Average daily borrowings	$1,043,387	$1,121,033	$1,055,174	$1,010,520

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
The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 14, 2030 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$2,500	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,424	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	387	687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	7	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,000	1,815
Anaplan, Inc.	First lien senior secured revolving loan	972	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	164	—
Apex Service Partners, LLC	First lien senior secured revolving loan	50	—
Apptio, Inc.	First lien senior secured revolving loan	294	294
Aramsco, Inc.	First lien senior secured revolving loan	974	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	489	593
Associations, Inc.	First lien senior secured delayed draw term loan	305	—
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	68	65
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	673	1,345
Chapford SMA Partnership, L.P.	LP Interest	3,675	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	293
CivicPlus, LLC	First lien senior secured revolving loan	213	59
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	167	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	185

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,412	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	30	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	84	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,312	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	134	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	2,385	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,459	1,758
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	65	—
Hometown Food Company	First lien senior secured revolving loan	392	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,529	4,328
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652	1,000
Kaseya Inc.	First lien senior secured delayed draw term loan	32	—

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Kaseya Inc.	First lien senior secured revolving loan	32	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	51
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	7,542	7,542
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	195	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	172	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	913
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	—	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	752	512
Nelipak Holding Company	First lien senior secured EUR revolving loan	741	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,113	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,345	2,618
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	177	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,295

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	662	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	67	967
Securonix, Inc.	First lien senior secured revolving loan	153	—
The Shade Store, LLC	First lien senior secured revolving loan	227	227
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	191	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	18	—
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	93	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	540	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	600	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	180

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,690	2,465
Total Unfunded Portfolio Company Commitments		$137,355	$157,293
As of September 30, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to September 30, 2022, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
The following table summarizes transactions with respect to shares of the Company’s common stock during the three months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—
Reinvestment of distributions	1,185,424	10,341	1,166,373	10,460
Repurchased Shares	(2,630,292)	(23,068)	(1,323,510)	(11,912)
Total shares/gross proceeds	(1,444,868)	(12,727)	(157,137)	(1,452)
Sales load	—	—	—	—
Total shares/net proceeds	(1,444,868)	$(12,727)	(157,137)	$(1,452)
The following table summarizes transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,298
Reinvestment of distributions	3,538,360	31,234	3,481,649	31,158
Repurchased Shares	(7,321,635)	(64,164)	(5,451,659)	(48,946)
Total shares/gross proceeds	(3,783,275)	(32,930)	6,080,288	55,510
Sales load	—	—	—	(1,523)
Total shares/net proceeds	(3,783,275)	$(32,930)	6,080,288	$53,987

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Prior to the termination of the Company’s continuous public offering, in the event of a material decline in its net asset value per share, the Company’s Board reduced the offering price in order to establish a new net offering price per share. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated approval and effective dates of such changes were as follows:

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock thereafter, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record date)	Quarterly	0.01	1,120
Total		$0.46	$69,226
The following table presents cash distributions per share that were declared during the nine months ended September 30, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
Total	$0.45	$68,336

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

On August 2, 2022, the Board declared a regular quarterly distribution payable on or before November 15, 2022 to shareholders of record as of September 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended September 30, 2022, the Company recorded distributions in the gross amount of $0.158129 per share.
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
Through September 30, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.48	$71,668	103.5%
Net realized gain on investments(1)	—	629	0.9
Distributions in excess of (undistributed) net investment income and realized gains	(0.02)	(3,071)	(4.4)
Total	$0.46	$69,226	100.0%
________________
(1)     The per share amount rounds to less than $0.01 per share.

	Nine Months Ended September 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.42	$63,724	93.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.03	4,612	6.7
Total	$0.45	$68,336	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations	$38,879	$26,005	$34,905	$87,506
Weighted average shares of common stock outstanding—basic and diluted	149,384,533	152,099,140	150,782,949	151,367,919
Earnings per common share-basic and diluted	$0.26	$0.17	$0.23	$0.58
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

For the three and nine months ended September 30, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.7 million and $1.3 million, respectively. For the three and nine months ended September 30, 2021 the Company recorded U.S. federal income tax expense/(benefit) of $0.6 million and $1.1 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2022, the Company recorded a current tax expense of approximately $0.7 million and $1.3 million, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2021, the Company recorded net tax expenses of approximately $0.6 million and $1.0 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $4.0 million and $4.0 million as of September 30, 2022 and December 31, 2021 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, at beginning of period	$8.98	$8.84
Results of operations:
Net investment income(1)	0.48	0.42
Net realized and unrealized gain (loss)(5)	(0.24)	0.16
Net increase (decrease) in net assets resulting from operations	$0.24	$0.58
Shareholder distributions:
Distributions from net investment income(2)	(0.46)	(0.42)
Distributions from net realized gains(2)	—	—	(8)
Distributions in excess of net investment income(2)	—	(0.03)
Net increase (decrease) in net assets from shareholders' distributions	$(0.46)	$(0.45)
Capital share transactions:
Issuance of common stock above net asset value	—	—	(8)
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.76	$8.97

Total Return(3)(6)	2.5%	6.0%

Ratios
Ratio of net expenses to average net assets(4)(7)	8.3%	8.0%
Ratio of net investment income to average net assets(7)	7.3%	6.4%
Portfolio turnover rate	6.7%	34.8%

Supplemental Data
Weighted-average shares outstanding	150,782,949	151,367,919
Shares outstanding, end of period	147,593,244	151,528,515
Net assets, end of period	$1,292,439	$1,359,461
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
(4)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2022 and 2021, the total operating expenses to average net assets were 8.3% and 7.8%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
Note 12. Subsequent Events

On November 1, 2022, the Board declared regular monthly distributions for January 2023 through March 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On November 1, 2022, the Board declared a regular quarterly distribution payable on or before February 15, 2023 to shareholders of record as of December 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

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
Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.

Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which also are investment advisers and includes Wellfleet. As of September 30, 2022, the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl.

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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted an order for exemptive relief (the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act.

In addition, we have received an amendment to our Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisors’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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
Economic Developments and COVID-19
We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measures taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built our portfolio management team to include workout experts and on a quarterly basis continue to closely monitor our portfolio companies and understand and mitigate issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2022, our Adviser and its affiliates have originated $69.4 aggregate principal amount of investments, of which $65.9 aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2022, our average investment size in each of our portfolio companies was approximately $14.4 million based on fair value. As of September 30, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 84.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $728 million, weighted average annual EBITDA of $155 million and an average interest coverage of 2.5x.

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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2022, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.
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
The Middle Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

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
Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 72.0% first lien senior secured debt investments (of which 68% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 20.5% second-lien senior secured debt investments, 1.4% unsecured investments, 2.5% preferred equity investments and 3.6% common equity investments.
As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 10.1% and 10.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.3% and 10.2%, respectively.
As of September 30, 2022, we had investments in 158 portfolio companies with an aggregate fair value of $2.3 billion. As of September 30, 2022, we had net leverage of 0.75x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter. Although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.

We have also begun to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Amergin Asset Management LLC and Chapford SMA. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "--Specialty Financing Portfolio Companies."

We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2022		2021
New investment commitments
Gross originations	$19,952		$526,387
Less: Sell downs	—		(85,778)
Total new investment commitments	$19,952		$440,609
Principal amount of investments funded:
First-lien senior secured debt investments	$6,165		$355,478
Second-lien senior secured debt investments	—		19,800
Unsecured debt investments	—		—
Preferred equity investments	—		—
Common equity investments	4,395		1,431
Total principal amount of investments funded	$10,560		$376,709
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(36,768)		$(338,822)
Second-lien senior secured debt investments	(5,650)		(108,896)
Unsecured debt investments	—		—
Preferred equity investments	—		—
Common equity investments	—		—
Total principal amount of investments sold or repaid	$(42,418)		$(447,718)
Number of new investment commitments in new portfolio companies(1)	5		21
Average new investment commitment amount	$2,947		$17,407
Weighted average term for new investment commitments (in years)	5.2		5.8
Percentage of new debt investment commitments at floating rates	94.2%		100.0%
Percentage of new debt investment commitments at fixed rates	5.8%		0.00%
Weighted average interest rate of new investment commitments	10.3%	(2)	7.2%	(3)
Weighted average spread over applicable base rate of new floating rate investment commitments	6.6%		6.3%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.13% as of September 30, 2021.

Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,655,896	$1,638,632	(1)	$1,785,730	$1,784,326	(2)
Second-lien senior secured debt investments	485,216	466,826		482,323	484,500
Unsecured debt investments	38,472	31,858		34,524	34,133
Preferred equity investments	58,415	56,465		48,397	49,313
Common equity investments(3)	56,808	81,851		50,226	67,256
Total Investments	$2,294,807	$2,275,632		$2,401,200	$2,419,528
______________
(1)68% of which we consider unitranche loans.
(2)53% of which we consider unitranche loans.
(3)Includes investment in Amergin, and Chapford SMA.
The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Advertising and media	0.9%	0.6%
Aerospace and defense	3.4	3.3
Automotive	1.5	1.4
Buildings and real estate	4.1	5.0
Business services	3.1	3.7
Chemicals	3.5	3.3
Consumer products	4.5	4.8
Containers and packaging	1.4	1.3
Distribution	3.3	3.1
Education	1.1	1.1
Financial services	6.5	6.2
Food and beverage	7.4	7.3
Healthcare equipment and services	3.8	3.7
Healthcare providers and services	4.9	8.1
Healthcare technology	6.2	5.9
Household products	2.2	1.8
Human resource support services	1.3	1.3
Infrastructure and environmental services	0.6	0.5
Insurance(1)	8.0	7.4
Internet software and services	13.4	12.7
Leisure and entertainment	2.7	2.5
Manufacturing	6.7	6.3
Oil and gas	1.2	1.1
Professional services	2.3	2.0
Specialty retail	3.1	2.8
Transportation	2.9	2.8
Total	100.0%	100.0%
______________
(1)Includes equity investment in Chapford SMA.

The table below describes investments by geographic composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
United States:
Midwest	18.1%	17.1%
Northeast	17.2	16.7
South	33.8	37.3
West	23.2	21.9
International	7.7	7.0
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	10.1%	7.8%
Weighted average total yield of accruing debt and income producing securities(1)	10.3%	7.9%
Weighted average interest rate of accruing debt securities	9.7%	7.4%
Weighted average spread over base rate of all accruing floating rate investments	6.7%	6.5%
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$322,338	14.2%	$353,264	14.6%
2	1,746,291	76.7	1,872,968	77.4
3	193,258	8.5	190,393	7.9
4	11,801	0.5	2,903	0.1
5	1,944	0.1	—	—
Total	$2,275,632	100.0%	$2,419,528	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,158,114	99.0%	$2,297,746	99.8%
Non-accrual	21,469	1.0	4,831	0.2
Total	$2,179,583	100.0%	$2,302,577	100.0%
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
Specialty Finance Portfolio Companies

Amergin

Amergin was created to invest in a leasing platform focused on railcar and aviation assets and consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively "Amergin AssetCo") and Amergin Asset Management LLC, the registered investment manager to Amergin AssetCo. We made a $5.0 million equity commitment to Amergin on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.

Chapford SMA

Chapford SMA is a portfolio company created to invest in life settlement assets. We have made a $3.2 million equity commitment to Chapford SMA. Our investment in Chapford SMA is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Total Investment Income	$56,071	$52,878	$154,669	$144,159
Less: Net Operating Expenses	29,365	30,020	81,721	79,377
Net Investment Income (Loss) Before Taxes	26,706	22,858	72,948	64,782
Less: Income tax expense (benefit), including excise tax expense (benefit)	675	627	1,280	1,058
Net Investment Income (Loss) After Taxes	26,031	22,231	71,668	63,724
Net change in unrealized gain (loss)	12,931	1,678	(37,392)	26,081
Net realized gain (loss)	(83)	2,096	629	(2,299)
Net Increase (Decrease) in Net Assets Resulting from Operations	$38,879	$26,005	$34,905	$87,506

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended September 30, 2022, our net asset value per share increased slightly, primarily driven by market spreads tightening.

Investment Income
Investment income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income from investments(1)	$46,028	$45,768	$128,367	$129,791
Payment-in-kind interest income(1)	5,816	2,732	14,890	6,427
Dividend income	3,385	3,043	9,188	5,624
Other income	842	1,335	2,224	2,317
Total investment income	$56,071	$52,878	$154,669	$144,159
______________
(1)For the three and nine months ended September 30, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.
For the Three Months Ended September 30, 2022 and 2021
Investment income increased to $56.1 million for the three months ended September 30, 2022 from $52.9 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $3.0 million as of September 30, 2021 to $3.4 million as of September 30, 2022. Additionally, the incremental increase in investment income for the period was primarily driven by an increase in dividend producing investments year over year, partially offset by a decrease in dividend income earned from our investment in the Windows Entities, which decreased to $2.1 million from $2.3 million for the three months ended September 30, 2022 and 2021, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased to $0.4 million from $3.5 million, for the three months ended September 30, 2022 and 2021, respectively, and was driven in part by a decrease in unscheduled paydowns. For the three months ended September 30, 2022 and 2021, PIK income represented 12.7% and 5.2% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.
For the Nine Months Ended September 30, 2022 and 2021
Investment income increased to $154.7 million for the nine months ended September 30, 2022 from $144.2 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $5.6 million as of September 30, 2021 to $9.2 million as of September 30, 2022. The dividend income increase was primarily driven by an increase in the dividends received from our Windows Entities to $4.7 million from $4.3 million for the nine months ended September 30, 2022 and 2021, respectively, and a one time dividend of $0.8 million from New PLI Holdings, LLC during the nine months ended September 30, 2022 that was not earned in the same period in prior year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased to $2.4 million from $7.4 million, for the nine months ended September 30, 2022 and 2021, respectively, and was driven in part by a decrease in unscheduled paydowns. For the nine months ended September 30, 2022 and 2021, PIK income represented 11.7% and less than 5% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Based on current market conditions, we expect repayments, and in turn, originations, to remain modest.

Expenses
Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Offering costs	$—	$36	$—	$1,106
Interest expense	13,303	10,638	34,689	28,840
Management fee	8,633	8,890	26,557	25,786
Performance based incentive fees	5,521	5,975	13,683	15,389
Professional fees	980	1,166	3,673	3,521
Directors' fees	317	254	918	832
Other general and administrative	611	847	2,201	2,136
Total operating expenses	$29,365	$27,806	$81,721	$77,610
Expense Support	—	—	—	(1,449)
Recoupment of expense support	—	2,214	—	3,216
Net operating expenses	$29,365	$30,020	$81,721	$79,377
For the Three Months Ended September 30, 2022 and 2021
Net operating expenses decreased to $29.4 million for the three months ended September 30, 2022 from $30.0 million for the same period ended September 30, 2021 primarily due to decreases in performance based incentive fees and recoupment of expense support, partially offset by an increase in interest expense. The increase in interest expense of $2.7 million was driven by rising interest rates resulting in an increase in the weighted average cost of debt from 3.4% to 4.6% period over period. The decrease in management fees of $0.3 million is due to a decrease in average gross assets driven by a period over period decrease in fair value of investments. The decrease in performance based incentive fees of $0.5 million was due to capital gains based incentives fees of $0.6 million earned in the three months ended September 30, 2021 that were not earned in the same period in the current year, partially offset by an increase in pre-incentive fee net investment income period over period. The decrease in recoupment of expense support of $2.2 million is due to a decrease in undistributed taxable net investment income.
For the Nine Months Ended September 30, 2022 and 2021
Net operating expenses increased to $81.7 million for the nine months ended September 30, 2022 from $79.4 million for the same period ended September 30, 2021 primarily due to a decrease in expense support and increases in interest expense and management fees, partially offset by decreases in recoupment of expense support and performance based incentive fees. The increase in interest expense of $5.8 million was driven by an increase in average daily borrowings to $1.1 billion from $1.0 billion period over period, rising interest rates resulting in an increase in the weighted average cost of debt from 3.4% to 4.0% period over period. The increase in management fees of $0.8 million is due to an increase in average gross assets driven by a period over period increase in fair value of investments. The decrease in performance based incentive fees of $1.7 million is due to a reversal of previously accrued capital gains based incentive fees during the nine months ended September 30, 2022, partially offset by an increase in pre-incentive fee net investment income period over period. The decrease in expense support of $1.4 million and the decrease in the recoupment of expense support of $3.2 million are due to a decrease in undistributed taxable net investment income.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net unrealized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net change in unrealized gain on investments	$25,360	$13,304	$19,483	$41,136
Net change in unrealized loss on investments	(8,220)	(8,919)	(47,713)	(10,497)
Income tax (provision) benefit	—	(1,461)	—	(2,869)
Translation of assets and liabilities in foreign currencies	(4,209)	(1,246)	(9,162)	(1,689)
Net change in unrealized gain (loss)	$12,931	$1,678	$(37,392)	$26,081
For the Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 96.6% as of June 30, 2022. The primary driver of our portfolio’s net unrealized gain was due to the current market conditions and credit improvements.

For the three months ended September 30, 2021, the net unrealized gain was primarily driven by net appreciation on investments still held at September 30, 2021 of $6.9 million, which was partially offset by the reversal of prior period unrealized gains of $2.5 million related to sales and repayments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$3,755
PCF Holdco, LLC (dba PCF Insurance Services)	3,681
Cornerstone OnDemand, Inc.	1,118
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	1,002
Associations, Inc.	657
Inovalon Holdings, Inc.	581
PCF Midco II, LLC (dba PCF Insurance Services)	542
Remaining portfolio companies	10,801
H-Food Holdings, LLC	(2,290)
Walker Edison Furniture Company LLC	(2,106)
Nutraceutical International Corporation	(601)
Net unrealized gain (loss) on investments	$17,140

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

For the Nine Months Ended September 30, 2022 and 2021
For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s net unrealized loss for the nine months ended September 30, 2022 was due to current market conditions.

For the nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2020. As of September 30, 2021, the fair value of our debt investments as a percentage of principal was 98.4% as compared to 97.7% as of December 31, 2020.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$5,832
PCF Holdco, LLC (dba PCF Insurance Services)	4,839
Remaining portfolio companies	(13,467)
ConAir Holdings LLC	(4,227)
Walker Edison Furniture Company LLC	(3,987)
H-Food Holdings, LLC	(3,866)
Valence Surface Technologies LLC	(3,760)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(3,015)
Nutraceutical International Corporation	(2,474)
Packaging Coordinators Midco, Inc.	(2,138)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(1,967)
Net unrealized gain (loss) on investments	$(28,230)

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
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net realized gain (loss) on investments	$26	$2,104	$816	$(2,463)
Net realized gain (loss) on foreign currency transactions	(109)	(8)	(187)	164
Net realized gain (loss)	$(83)	$2,096	$629	$(2,299)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through September 30, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.5% (based on total capital invested of $1.5 billion and total proceeds from these exited investments of $1.8 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
We may from time to time enter into additional debt facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of September 30, 2022 and December 31, 2021, our asset coverage ratios were 224% and 221%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2022, we had $60.1 million in cash. During the nine months ended September 30, 2022, cash provided by operating activities was $195.7 million, primarily as a result of selldowns and repayments of portfolio investments of $290.5 million and other operating activities of $63.2 million, partially offset by funding portfolio investments of $158.0 million. Lastly, we used $189.6 million in cash for financing activities during the period, which was the result of debt issuance costs of $1.7 million, net repayments on our credit facilities of $85.8 million, distributions paid of $38.0 million and repurchased shares of $64.2 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The following table summarizes transactions with respect to shares of our common stock during the three months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—
Reinvestment of distributions	1,185,424	10,341	1,166,373	10,460
Repurchased Shares	(2,630,292)	(23,068)	(1,323,510)	(11,912)
Total shares/gross proceeds	(1,444,868)	(12,727)	(157,137)	(1,452)
Sales load	—	—	—	—
Total shares/net proceeds	(1,444,868)	$(12,727)	(157,137)	$(1,452)
The following table summarizes transactions with respect to shares of our common stock during the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,298
Reinvestment of distributions	3,538,360	31,234	3,481,649	31,158
Repurchased Shares	(7,321,635)	(64,164)	(5,451,659)	(48,946)
Total shares/gross proceeds	(3,783,275)	(32,930)	6,080,288	55,510
Sales load	—	—	—	(1,523)
Total shares/net proceeds	(3,783,275)	$(32,930)	6,080,288	$53,987

Prior to the termination of our continuous public offering, in the event of a material decline in our net asset value per share, our Board reduced the offering price in order to establish a new net offering price per share. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders. The changes to our offering price per share since the commencement of our initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We have determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021 and monthly distribution amounts per share of common stock thereafter, payable monthly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record date)	Quarterly	0.01	1,120
Total		$0.46	$69,226
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

On August 2, 2022, our Board declared a regular quarterly distribution payable on or before November 15, 2022 to shareholders of record as of September 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended September 30, 2022, we recorded distributions in the gross amount of $0.158129 per share.

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
Through September 30, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.48	$71,668	103.5%
Net realized gain on investments(1)	—	629	0.9
Distributions in excess of (undistributed) net investment income and realized gains	(0.02)	(3,071)	(4.4)
Total	$0.46	$69,226	100.0%
________________
(1)     The per share amount rounds to less than $0.01 per share.

	Nine Months Ended September 30, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.42	$63,724	93.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.03	4,612	6.7
Total	$0.45	$68,336	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to September 30, 2022 was 44.6% (without upfront sales load) and 37.4% (with maximum upfront sales load). The following table presents cumulative total returns for the nine months ended September 30, 2022 , rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	2.5%	4.3%	6.5%	7.8%	8.1%	44.6%	37.4%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$405,223	$24,114	$405,010
SPV Asset Facility II	325,000	176,000	79,725	172,289
2024 Notes	450,000	450,000	—	450,223
Total Debt	$1,275,000	$1,031,223	$103,839	$1,027,522
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.2 million, $3.7 million and $(0.2) million, respectively.

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
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense	$12,834	$10,140	$33,451	$26,979
Amortization of debt issuance costs	469	498	1,238	1,861
Total Interest Expense	$13,303	$10,638	$34,689	$28,840
Average interest rate	4.6%	3.4%	4.0%	3.4%
Average daily borrowings	$1,043,387	$1,121,033	$1,055,174	$1,010,520

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2022 and the fiscal years ended December 31, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$2,687	—	N/A
December 31, 2018	$—	$2,397	—	N/A
December 31, 2017	$—	$4,969	—	N/A
SPV Asset Facility I
September 30, 2022 (Unaudited)	$405.2	$2,243	—	N/A
December 31, 2021	$412.2	$2,213	—	N/A
December 31, 2020	$365.1	$2,416	—	N/A
December 31, 2019	$265.7	$2,687	—	N/A
December 31, 2018	$302.5	$2,397	—	N/A
December 31, 2017	$20.0	$4,969	—	N/A
SPV Asset Facility II
September 30, 2022 (Unaudited)	$176.0	$2,243	—	N/A
December 31, 2021	$255.0	$2,213	—	N/A
December 31, 2020	$191.0	$2,416	—	N/A
2024 Notes
September 30, 2022 (Unaudited)	$450.0	$2,243	—	N/A
December 31, 2021	$450.0	$2,213	—	N/A
December 31, 2020	$350.0	$2,416	—	N/A
December 31, 2019	$300.0	$2,687	—	N/A
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
The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 14, 2030 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.

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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$2,500	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,424	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	387	687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	7	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,000	1,815
Anaplan, Inc.	First lien senior secured revolving loan	972	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	164	—
Apex Service Partners, LLC	First lien senior secured revolving loan	50	—
Apptio, Inc.	First lien senior secured revolving loan	294	294
Aramsco, Inc.	First lien senior secured revolving loan	974	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	489	593
Associations, Inc.	First lien senior secured delayed draw term loan	305	—
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	68	65
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	673	1,345
Chapford SMA Partnership, L.P.	LP Interest	3,675	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	293
CivicPlus, LLC	First lien senior secured revolving loan	213	59
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	167	513

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	1,412	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	133	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	30	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	84	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,312	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	134	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	2,385	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,459	1,758
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	65	—
Hometown Food Company	First lien senior secured revolving loan	392	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	1,273	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
Individual Foodservice Holdings, LLC	First lien senior secured revolving loan	4,529	4,328
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	536	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652	1,000
Kaseya Inc.	First lien senior secured delayed draw term loan	32	—

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Kaseya Inc.	First lien senior secured revolving loan	32	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	51
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	7,542	7,542
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	195	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	172	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	913
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	—	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	752	512
Nelipak Holding Company	First lien senior secured EUR revolving loan	741	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	538	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	614	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,113	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,345	2,618
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	177	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	1,294	1,295

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	662	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	67	967
Securonix, Inc.	First lien senior secured revolving loan	153	—
The Shade Store, LLC	First lien senior secured revolving loan	227	227
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	191	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK Buyer, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	18	—
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	3,315
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
TEMPO BUYER CORP. (dba Global Claims Services)	First lien senior secured revolving loan	93	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	540	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	600	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	55	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	180

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,690	2,465
Total Unfunded Portfolio Company Commitments		$137,355	$157,293
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2022, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to September 30, 2022, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement. The Adviser did not incur any organization or offering costs on behalf of us for the three months ended September 30, 2022. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.

The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2021, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of September 30, 2022, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$405,223	$—	$405,223	$—	$—
SPV Asset Facility II	176,000	—	—	—	176,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$1,031,223	$—	$855,223	$—	$176,000

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

We invest in Chapford SMA, a non-controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2021. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.

Recent Developments

On November 1, 2022, our Board declared regular monthly distributions for January 2023 through March 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.

On November 1, 2022, our Board declared a regular quarterly distribution payable on or before February 15, 2023 to shareholders of record as of December 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
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
As of September 30, 2022, 98.8% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. The 2024 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$64.5	$17.4	$47.1
Up 200 basis points	$43.0	$11.6	$31.4
Up 100 basis points	$21.5	$5.8	$15.7
Up 50 basis points	$10.7	$2.9	$7.8
Down 50 basis points	$(10.7)	$(2.9)	$(7.8)
Down 100 basis points	$(21.5)	$(5.8)	$(15.7)
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
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
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

Owl Rock Capital Corporation II

Date: November 9, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 9, 2022	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer