Form 10-K
period 2022-12-31
Owl Rock Capital Corp II
filed 2023-03-06
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to
Commission File Number: 814-01219
________________________________________________________________________________________________
OWL ROCK CAPITAL CORPORATION II
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________________________________________________

Maryland	47-5416332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Park Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of common stock held by non-affiliates as of June 30, 2022 has not been provided because there is no established market for the registrant’s shares of common stock.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 3, 2023, the registrant had 147,391,703 shares of common stock, $0.01 par value per share, outstanding.
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
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•the effect of legal, tax and regulatory changes including the Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the impact of the “COVID-19” pandemic; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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
We are externally managed by Owl Rock Capital Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. To achieve our investment objective, we will leverage the Adviser's investment team's extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser began its investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion aggregate principal amount of investments, and $69.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. We may hold our investments directly or through special purpose vehicles. As of December 31, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 83.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $770 million and weighted average annual EBITDA of $161 million.
While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act, as well as in debt and equity of companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
As of December 31, 2022, based on fair value, our portfolio consisted of 71.5% first lien debt investments, 20.7% second-lien debt investments, 1.4% unsecured investments, 2.6% preferred equity investments and 3.8% common equity investments. Approximately 98.8% of our debt investments based on fair value as of December 31, 2022 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2022, we had investments in 159 portfolio companies, with an average investment size in each of our portfolio companies of approximately $14.2 million based on fair value.
As of December 31, 2022, our portfolio was invested across 27 different industries. The largest industries in our portfolio as of December 31, 2022 were internet software and services and insurance, which represented, as a percentage of our portfolio, 13.6% and 7.9%, respectively, based on fair value.
We previously offered up to 424,000,000 shares of our common stock in a continuous public offering and a follow-on continuous public offering. See “Continuous Public Offering.” On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we sold 277,778 shares pursuant to subscription agreements entered into with certain individuals and entities affiliated with the Adviser and met the minimum offering requirement for our continuous public offering. In April 2017, we commenced operations and made our first portfolio company investment. We terminated our continuous public offering as of April 30, 2021. Since meeting the minimum offering requirement and through the termination of our continuous public offering, we issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with our Adviser.
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes at corporate rates.
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
The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the investment committee (the “Investment Committee”). The Investment Committee is currently comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
The Adviser is affiliated with Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), and Owl Rock Private Fund Advisors LLC (“ORPFA” and together with the Adviser, ORDA, ORTA, and ORTA II, the “Owl Rock Advisors”). The Owl Rock Advisers are affiliates of Blue Owl. Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies. Blue Owl’s products are generally structured as BDCs, real estate investment trusts and private investment funds that aggregate capital from investors. As of December 31, 2022, the Owl Rock division of Blue Owl managed $68.6 billion in assets under management (“AUM”). The Owl Rock Advisers focus on direct lending to middle-market companies primarily in the United States through a mix of BDCs, long-dated private funds and other vehicles across the following investment strategies:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.
	The diversified lending strategy is primarily offered through four BDCs: the Company, Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation III (“ORCC III”), and Owl Rock Core Income Corp. (“ORCIC”).	As of December 31, 2022, the diversified lending strategy had $39.6 billion of assets under management across these products.
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.
	The technology lending strategy is primarily offered through three BDCs: Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Income Corp. ("ORTIC") and Owl Rock Technology Finance Corp. II (“ORTF II” and together with the Company, ORCC, ORCC III, ORCIC, ORTF and ORTIC, the “Owl Rock BDCs”).	As of December 31, 2022, the technology lending strategy had $16.0 billion of assets under management across these products.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the first lien lending strategy had $3.3 billion of assets under management across these products.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the opportunistic lending strategy had $2.3 billion of assets under management across these products.
We refer to the Owl Rock BDCs and the private funds and separately managed accounts that comprise Owl Rock, as the “Owl Rock Clients.” In addition to the Owl Rock Clients, the Owl Rock division of Blue Owl includes a CLO strategy that seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans. As of December 31, 2022, the CLO strategy had $7.4 billion of assets under management.

The Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.
In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Market Trends
We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors:
Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are less able to access these markets for reasons including the following:
High Yield Market – Middle-market companies generally are not issuing debt in amounts large enough to be attractively sized bonds. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there typically is little or no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle-market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle-market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex” to successfully syndicate the loan in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.
Robust Demand for Debt Capital. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022 will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
The Middle-Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle-Market Mid-Year 2022 Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures. Following the credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Potential Competitive Strengths
We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee each have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of BDCs. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.

Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 100 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl, the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2022, the Adviser and its affiliates have reviewed over 7,800 opportunities and have sourced potential investment opportunities from more than 650 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies.
Investment Selection
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
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
Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.
In addition, in connection with our investing activities, we may make commitments with respect to an investment in a potential portfolio company substantially in excess of our final investment. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may sell a portion of such amount, such that we are left with a smaller investment than what was reflected in our original commitment.
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
Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in recession-resistant industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Investment Process Overview
Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•checking management’s backgrounds and references;

•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•contacting customers and vendors to assess both business prospects and standard practices;
•conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•assessing business valuation and corresponding recovery analysis;
•developing downside financial projections and liquidation analysis;
•reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.

Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts , revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:
•First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans. As of December 31, 2022, 69% of our first lien debt was comprised of unitranche loans.
◦Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
◦Last out/Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.
Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial maintenance covenants), lien protection, limitations on debt incurrence, restrictions on asset sales, downside and liquidation cases, restrictions on dividends and other payments, cash flow sweeps, collateral protection, required debt amortization, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and
•including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.
Within our portfolio, the Adviser aims to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, to allow us to achieve our target returns while maintaining our targeted amount of credit risk.
Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar and aviation assets.
•Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P. ("Fifth Season"), a portfolio company created to invest in life settlement assets.
•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space.
Investments; Investment Portfolio
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with EBITDA between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies.

As of December 31, 2022 and 2021, we had made investments with an aggregate fair value of $2.3 billion and $2.4 billion, respectively, in 159 and 134 portfolio companies, respectively. Investments consisted of the following at December 31, 2022 and 2021:

	December 31, 2022						December 31, 2021
($ in thousands)	Amortized Cost		Fair Value		Unrealized Gain/(Loss)		Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments	$1,633,375		$1,614,367		$(19,008)		$1,785,730	$1,784,326	$(1,404)
Second-lien senior secured debt investments	484,086		467,560		(16,526)		482,323	484,500	2,177
Unsecured debt investments	36,708		32,663		(4,045)		34,524	34,133	(391)
Preferred equity investments	59,750	(1)	58,678	(1)	(1,072)	(1)	48,397	49,313	916
Common equity investments	55,033	(2)	86,224	(2)	31,191	(2)	50,226	67,256	17,030
Total Investments	$2,268,952		$2,259,492		$(9,460)		$2,401,200	$2,419,528	$18,328
______________
(1)Includes investment in LSI Financing. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(2)Includes investments in Amergin and Fifth Season. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding Amergin and Fifth Season.
As of December 31, 2022 and 2021, we had outstanding commitments to fund unfunded investments totaling $127.6 million and $157.3 million, respectively.

The industry composition of investments at fair value at December 31, 2022 and 2021 was as follows:

	December 31, 2022		December 31, 2021
Advertising and media	0.9%		0.6%
Aerospace and defense	3.4%		3.3%
Asset Based Lending and Fund Finance	1.4%	(1)	—%
Automotive	1.6%		1.4%
Buildings and real estate	4.2%		5.0%
Business services	3.1%		3.7%
Chemicals	2.7%		3.3%
Consumer products	4.5%		4.8%
Containers and packaging	1.4%		1.3%
Distribution	3.2%		3.1%
Education	1.2%		1.1%
Financial services	5.3%		6.2%
Food and beverage	7.4%		7.3%
Healthcare equipment and services	3.9%		3.7%
Healthcare providers and services	5.0%		8.1%
Healthcare technology	5.9%	(2)	5.9%
Household products	2.2%		1.8%
Human resource support services	1.4%		1.3%
Infrastructure and environmental services	0.4%		0.5%
Insurance	7.9%	(3)	7.4%
Internet software and services	13.6%		12.7%
Leisure and entertainment	2.7%		2.5%
Manufacturing	7.0%		6.3%
Oil and gas	1.1%		1.1%
Professional services	2.4%		2.0%
Specialty retail	3.2%		2.8%
Transportation	3.0%		2.8%
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding Amergin.
(2)Includes investment in LSI Financing. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding Fifth Season.
The geographic composition of investments at fair value at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.4%	17.1%
Northeast	17.6	16.7
South	33.7	37.3
West	23.5	21.9
International	7.8	7.0
Total	100.0%	100.0%

Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and debt securities and cash flows from operations, including interest received on our debt investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. Our current target leverage ratio is 0.75x. As of December 31, 2022 and 2021, our asset coverage was 229% and 221%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
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
Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$374,222	$29,179	$374,084
SPV Asset Facility II	325,000	176,000	79,146	172,397
2024 Notes	450,000	450,000	—	450,192
Total Debt	$1,275,000	$1,000,222	$108,325	$996,673
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.

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
(2)The carrying value of our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.

Dividend Policy
Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions to our shareholders on a monthly and/or quarterly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
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
The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record dates)	Quarterly	0.01	1,120
December 31, 2022 (three record dates)	Monthly	0.15	22,284
December 31, 2022 (one record date)	Quarterly	0.02	2,451
Total		$0.63	$93,961

The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
December 31, 2021 (three record dates)	0.15	22,876
Total	$0.60	$91,212
The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530
Continuous Public Offering
We commenced a continuous public offering of up to 264,000,000 shares of our common stock on April 4, 2017. On January 29, 2020, we commenced the follow-on offering for up to 160,000,000 shares of our common stock. We terminated our continuous public offering as of April 30, 2021. Since meeting the minimum offering requirement and through the termination of our continuous public offering, we issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with our Adviser.
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
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
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have access to a lower cost of capital and funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

Investment Advisory Agreement
The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.
Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Term
The Investment Advisory Agreement became effective on May 18, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of common stock present at a meeting, if the holders of more than 50% of the outstanding shares of common stock are present or represented by proxy or (2) a majority of outstanding shares of common stock. In addition, without payment of penalty, the Adviser may terminate the Investment Advisory Agreement upon 120 days’ written notice.
Compensation of the Adviser
Pursuant to the Investment Advisory Agreement with the Adviser, subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser receives an investment advisory fee from us, consisting of two components — a base management fee and an incentive fee. Prior to February 19, 2020, the base management fee was calculated at an annual rate of 1.75% based on the average value of our gross assets excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. Beginning February 19, 2020, the annual rate will be reduced to 1.50% of the average value of our gross assets excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. Although we do not anticipate making significant investments in derivatives and swaps similar to our direct investment in portfolio companies, the fair value of any such derivatives and swaps, which will not necessarily equal the notional value of such derivatives and swaps, will be included in our calculation of gross assets. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such quarter prior to the occurrence of a liquidity event. Base management fees for any partial quarter are prorated based on the number of days in the quarter.
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

The incentive fee on income for each calendar quarter will be calculated as follows:
•No incentive fee on income will be payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.5% per quarter on our adjusted capital. We refer to this as the quarterly preferred return.
•All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.818% (or 1.875% prior to February 19, 2020), which we refer to as the upper level breakpoint, on our adjusted capital in any quarter, will be payable to our Adviser. We refer to this portion of the incentive fee on income as the catch up. It is intended to provide an incentive fee of 17.5% (or 20% prior to February 19, 2020) on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.818% (or 1.875% prior to February 19, 2020) on our adjusted capital in any quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.818% (or 1.875% prior to February 19, 2020) are also adjusted for the actual number of days each calendar quarter.
•For any quarter in which our pre-incentive fee net investment income exceeds 1.818% (or 1.875% prior to February 19, 2020) on our adjusted capital, the incentive fee on income will equal 17.5% (or 20% prior to February 19, 2020) of the amount of our pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.
•Pre-incentive fee net investment income is defined as investment income and any other income, accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any expense support payments or any reimbursement by the Company of expense support payments, or any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
•For purposes of computing the incentive fee on income, although we do not anticipate making significant investments in derivatives and swaps, the calculation methodology will look through any such derivatives or swaps as if we owned the reference assets directly. Therefore, net interest, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in the calculation of quarterly pre-incentive fee net investment income for purposes of the incentive fee on income. The notional value of any such derivatives or swaps is not used for these purposes.
•Adjusted capital is defined as cumulative proceeds generated from sales of our common stock, including proceeds from our distribution reinvestment plan, net of sales load (upfront selling commissions and dealer manager fees) reduced for (i) distributions paid to our shareholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to our share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter.
The following is a graphical representation of the calculation of the quarterly incentive fee on income:
Quarterly Incentive Fee on
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of adjusted capital)

0%	1.5%	1.818%

ß 0% à	ß 100% à	ß 17.5% à
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
Limitations of Liability and Indemnification
The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).
We will indemnify the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner or managing member (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser. However, the Indemnified Parties shall not be entitled to indemnification in respect of, any liability to us or our shareholders to which the Indemnified Parties would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement.
Board Approval of the Investment Advisory Agreement
On May 3, 2022, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the continuation of the Investment Advisory Agreement, as being in the best interests of our shareholders.
Administration Agreement
The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement.
Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, administrative services for us, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 3, 2022. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

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
•the cost of effecting any sales and repurchases of the common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses including certain travel expenses;
•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
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
As of December 31, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. Management believes that the Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense

Support Agreement as of December 31, 2022. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	—	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$11,310	$16,909
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio companies.
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.
The Adviser believes that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser makes investments, it strives to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, the Adviser seeks to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser prizes diversity in its team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. In 2022, it established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. Blue Owl has hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. Blue Owl also works with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Blue Owl’s signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to leverage its resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which it operates and resides. Blue Owl encourages and facilitates opportunities for staff to give back to its communities, including through financial support and in-kind donations of its employees’ time. In 2022, Blue Owl expanded its tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
None of our investment policies are fundamental, and thus may be changed without shareholder approval.
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any eligible portfolio company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See "Investment Advisory Agreement - Term." The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 120 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expects to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
The discussion is based upon the Code, U.S. Department of Treasury ("Treasury") regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC that is publicly offered may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are described below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.
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
The Adviser’s proxy voting decisions are made by senior officers who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Capital Corporation II, Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022, or by calling Owl Rock Capital Corporation II at (212) 419-3000.

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
Item 1A. Risk Factors
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
•Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
We are subject to risks related to our business.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

•Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•We are subject to risks related to corporate social responsibility.
We are subject to risks related to our Adviser and its affiliates.
•Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•Our Adviser and its affiliates, may face conflicts of interest with respect to services performed for issuers in which we may invest.
•Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
We are subject to risks related to business development companies.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
We are subject to risks related to our investments.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•We are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
•Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
We are subject to risks related to an investment in our common stock.
•The net asset value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than from cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

We are subject to risks related to U.S. federal income tax.
•We will be subject to U.S. federal income tax at corporate-rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. See “—The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.”
In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
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
The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.
The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
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
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic, current high inflation rates or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
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
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report, and its full impact on our portfolio companies after December 31, 2022 is unknown.
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
We may acquire a significant percentage of our investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market.
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
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-21.3%	-12.4%	-3.4%	5.6%	14.6%
______________
(1)Assumes, as of December 31, 2022, (i) $2.3 billion in total assets, (ii) $1.0 billion in outstanding indebtedness, (iii) $1.3 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.4%.
See “ITEM 7. —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
Our borrowings may include customary covenants, including certain limitations on our incurrence of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. In the event we default under the terms of our current or future borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the terms of our current or future borrowings, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. An event of default under the terms of our current or any future borrowings could result in an accelerated maturity date for all amounts outstanding thereunder, and in some instances, lead to a cross-default under other borrowings. This could reduce our liquidity and cash flow and impair our ability to grow our business.
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
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross default under other credit facilities. This could reduce our liquidity and cash flow and impair our ability to manage our business.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities and notes currently expire between November 2024 and April 2030. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by our Adviser upon 120 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Negative publicity regarding Blue Owl or its personnel could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to us or our investments.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by our Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

Numerous factors increase our competitive risks, including, but not limited to:

•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us;
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.

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
Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Adviser and approved by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in determining fair value. We will value our investments quarterly at fair value as determined in good faith by our Adviser, based on, among other things, input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Adviser. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures approved by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures approved by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”
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
The London Inter-Bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.
In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Since the first quarter of 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, including our credit facilities, will need to be renegotiated to replace LIBOR with an alternative reference rate. If we are unable to renegotiate our credit facilities, amounts drawn thereunder may bear interest at a higher rate which would increase the cost of our borrowings and, in turn, affect our results of operations. Following the replacement of LIBOR, some or all of our credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.
In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our

Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Clients and we may compete for investments with Blue Owl Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
On February 7, 2017, we, the Adviser and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
In situations when co-investment with our Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-

investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. In addition, the Investment Advisory Agreement provides that we will not indemnify the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives for any loss suffered by for any liability or loss suffered by such party, nor will we provide that such party will be held harmless for any loss or liability we suffer, unless all of the following conditions are met: (i) we have determined in good faith that the conduct that caused the loss or liability was in the best interests of the Company; (ii) we have determined in good faith that such party was acting on behalf of or performing services for the Company; (iii) we have determined, in good faith, that such liability or loss was not the result of (A) negligence or misconduct, in the case that such part is the Adviser or an affiliate of the Adviser, or (B) gross negligence or willful misconduct, in the case that such party is a director of the Company who is not also an officer of the Company or the Adviser or an affiliate of the Adviser; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. In addition, such party will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met: (i) there has been a successful adjudication on the merits of each count involving alleged material securities law violations as to such party; (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or (iii) a court of competent jurisdiction approves a settlement of the claims against such party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which shares of our stock were offered or sold as to indemnification for violations of securities laws. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our Adviser’s net worth is not available to satisfy our liabilities and other obligations.
The North American Securities Administrators Association (“NASAA”), in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our affiliates and Adviser, or our Sponsor under the Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in our offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our Adviser and its affiliates have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.
There are risks associated with any potential merger with or purchase of assets of another fund.
Our Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser or its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.
Our Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If our Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on our Adviser, and thus, us.
Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
The success of our business will continue to depend upon our Adviser attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our Adviser’s ability to maintain its standards of excellence and have an adverse effect on us.
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
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.
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
Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
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
Equity Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments, as well. In addition, we may invest directly in the equity securities of portfolio companies. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value.

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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Specialty Financing Portfolio Companies." In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
In addition, the proposal and negotiation of strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.
Our ability to manage our growth through strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.
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
Downgrades by rating agencies of broadly syndicated loans could adversely impact our financial performance.
Ratings agencies have recently undergone reviews of broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. To the extent we invest in broadly syndicated loans, such downgrades could adversely impact our financial performance. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty.

We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
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
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
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
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.
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
Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict and we cannot guarantee that such sale will happen at all. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.
Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company. Dividends to any equity holders may be suspended or cancelled at any time.
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
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.
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
We do not currently, and do not expect in the future to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at a favorable value. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
Many of our debt investments are based on floating interest rates, such as LIBOR, SOFR, SONIA, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. In an effort to combat inflation the

Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Market volatility, rising interest rates, uncertainty around interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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
We may make investments in portfolio companies that are domiciled outside of the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The success of our hedging strategy, if any, will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.
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
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.
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
In October 2020, the SEC adopted Rule 18f-4, which requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2022, our investments in internet software and services represented 13.6% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Certain investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis.
Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until our Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to our Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, our Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.
We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.
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
The effect of global climate change and climate-change related regulation and sustainability concerns could impact the operations of our portfolio companies and adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. Our portfolio companies face risks associated with climate change, including physical risks such as an increased frequency of extreme weather events and rising seal level temperatures. For some of our portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
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
In the third quarter of 2017, we began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. We have not established limits on the amount of funds we may use from any available sources to repurchase shares; however, we will not borrow funds for the purpose of repurchasing shares if the amount of such repurchases would exceed our accrued and received Net Revenues for the previous four quarters. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law. These limits may prevent us from accommodating all repurchase requests made in any quarter.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
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
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time.
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
Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In particular, holders of preferred stock are required to have certain voting rights when there are unpaid dividends and priority over other classes of securities as to distribution of assets or payment of dividends.
If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.
Holders of any preferred stock that we may issue will have the right to elect certain members of the Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
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
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has enacted significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to limit deferral and generally require the current inclusion of income derived by the entity. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, on August 16, 2022, the Biden administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers.

While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
If the SEC were to investigate our Adviser and find errors in its methodologies or procedures, our Adviser could be subject to penalties and fines, which could in turn harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. Similarly, from time to time we or our Adviser could become the subject of litigation or other similar claims. Any investigations, litigation or similar claims could continue without resolution for long periods of time and could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Investigations, litigations and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in an investigation, litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against investigations, litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located at 399 Park Avenue, 37th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Share Issuances
We currently have the authority to issue 450,000,000 common shares at $0.01 per share par value. Prior to our continuous public offering, we issued 100 shares of common stock to our Adviser and 277,788 shares of our common stock to certain individuals and entities affiliated with our Adviser in a private placement. We issued 151,364,239 shares of common stock in our continuous public offering prior to its termination on April 30, 2021.
The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,299	39,312,181	$349,802
Reinvestment of distributions	4,759,464	41,973	4,647,395	41,615	4,755,971	41,437
Repurchased Shares	(9,630,699)	(84,622)	(6,769,401)	(60,806)	(4,654,715)	(40,059)
Total shares/gross proceeds	(4,871,235)	(42,649)	5,928,292	54,108	39,413,437	351,180
Sales load	—	—	—	(1,523)	—	(3,892)
Total shares/net proceeds	(4,871,235)	$(42,649)	5,928,292	$52,585	$39,413,437	$347,288

Prior to the termination of the Company’s continuous public offering, in the event of a material decline in its net asset value per share, which the Company considered to be a 2.5% decrease below its then current net offering price, the Company’s Board would reduce the offering price in order to establish a new net offering price per share that was not more than 2.5% above the net asset value. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. The changes to the Company’s offering price per share since the commencement of the Company’s initial continuous public offering and associated approval and effective dates of such changes were as follows:

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

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15. 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
Distributions
The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record dates)	Quarterly	0.01	1,120
December 31, 2022 (three record dates)	Monthly	0.15	22,284
December 31, 2022 (one record date)	Quarterly	0.02	2,451
Total		$0.63	$93,961

The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	Distributions
($ in thousands)	Per Share	Amount
2021
March 31, 2021 (thirteen record dates)	$0.15	$22,434
June 30, 2021 (thirteen record dates)	0.15	23,009
September 30, 2021 (three record dates)	0.15	22,893
December 31, 2021 (three record dates)	0.15	22,876
Total	$0.60	$91,212
The following table presents cash distributions per share that were declared during the year ended December 31, 2020:

	Distributions
($ in thousands)	Per Share	Amount
2020
March 31, 2020 (fourteen record dates)	$0.18	$20,896
June 30, 2020 (thirteen record dates)	0.17	21,332
September 30, 2020 (thirteen record dates)	0.16	22,279
December 31, 2020 (thirteen record dates)	0.15	21,023
Total	$0.66	$85,530
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
On May 3, 2022, the Board declared a regular quarterly distribution payable on or before August 15, 2022 to shareholders of record as of June 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended June 30, 2022, we recorded distributions in the gross amount of $0.15054 per share.
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
On November 1, 2022, our Board declared a regular quarterly distribution payable on or before February 15, 2023 to shareholders of record as of December 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended December 31, 2022, the Company recorded distributions in the gross amount of $0.167271 per share.

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
Through December 31, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%
Holders
As of March 3, 2023, there were approximately 14 thousand holders of record of our common stock.

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
2024 Notes
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
______________
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
(5)Promissory Note expired on December 31, 2020.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are managed by our Adviser. Our Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of management professionals.
We previously offered up to 424,000,000 shares of our common stock in a continuous public offering and a follow-on continuous public offering. On September 30, 2016, the Adviser purchased 100 shares of our common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains our investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, we sold 277,778 shares pursuant to subscription agreements entered into with certain individuals and entities affiliated with the Adviser and met the minimum offering requirement for our continuous public offering. In April 2017, we commenced operations and made our first portfolio company investment. We terminated our continuous public offering as of April 30, 2021. Since meeting the minimum offering requirement and through the termination of our continuous public offering, we issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with our Adviser.
Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which also are investment advisers. As of December 31, 2022, the Adviser and its affiliates had $68.6 billion of assets under management across the Owl Rock division of Blue Owl.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted an order for exemptive relief (the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act.
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisors’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2022, our Adviser and its affiliates have originated $72.8 billion aggregate principal amount of investments, of which $69.2 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in companies with a loan-to-value ratio of 50% or below.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purposes vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2022, our average investment size in each of our portfolio companies was approximately $14.2 million based on fair value. As of December 31, 2022, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 83.8% of our total debt portfolio based on fair value, had weighted average annual revenue of $770 million, weighted average annual EBITDA of $161 million and an average interest coverage of 2.3.x.
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
A majority of our new investments are indexed to the Secured Overnight Financing Rate (“SOFR”); however we have material contracts that are indexed to USD-London Interbank Offered Rate (“LIBOR”) and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Key Components of Our Results of Operations
Investments
We focus primarily on the direct origination of loans to middle-market companies domiciled in the United States.
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2022, 98.8% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like LIBOR, SOFR and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of December 31, 2022, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.
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
Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural changes in the market have reduced the amount of capital available to U.S. middle-market companies. In particular, we believe there are currently fewer providers of capital to middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are less able to access these markets for reasons including the following:
High Yield Market – Middle-market companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide debt capital to U.S. middle-market companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
Syndicated Loan Market – While the syndicated loan market is modestly more accommodating to middle-market issuers, as with bonds, loan issue size and liquidity are key drivers of institutional appetite and, correspondingly, underwriters’ willingness to underwrite the loans. Loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis.
Robust Demand for Debt Capital. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 31, 2022, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
The Middle-Market is a Large Addressable Market. According to GE Capital’s National Center for the Middle-Market Mid-Year 2022 Middle-Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures. Following the credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
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
Portfolio and Investment Activity
As of December 31, 2022, based on fair value, our portfolio consisted of 71.5% first lien senior secured debt investments (of which 69% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 20.7% second-lien senior secured debt investments, 1.4% unsecured investments, 2.6% preferred equity investments and 3.8% common equity investments.
As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 11.4% and 11.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.6% and 11.5%, respectively.

As of December 31, 2022, we had investments in 159 portfolio companies with an aggregate fair value of $2.3 billion. As of December 31, 2022, we had net leverage of 0.74x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. In addition, although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.
Many of the companies in which we invest have experienced relief from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Amergin Asset Management LLC, Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P., “Fifth Season”) and LSI Financing. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the years ended December 31, 2022, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2022		2021		2020
New investment commitments
Gross originations	$124,959		$1,387,479		$983,408
Less: Sell downs	(7,104)		(106,509)		(48,426)
Total new investment commitments	$117,855		$1,280,970		$934,982
Principal amount of investments funded:
First-lien senior secured debt investments	$61,879		$813,448		$544,060
Second-lien senior secured debt investments	1,882		221,942		245,220
Unsecured debt investments	1,572		26,458		6,749
Preferred equity investments	7,044		44,591		26,912
Common equity investments	7,381		16,647		3,046
Total principal amount of investments funded	$79,758		$1,123,086		$825,987
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(232,768)		$(648,864)		$(213,408)
Second-lien senior secured debt investments	(7,751)		(222,810)		(7,308)
Unsecured debt investments	(1,799)		—		—
Preferred equity investments(4)	(3,046)		—		—
Common equity investments(4)	(3,150)		(1,072)		(193)
Total principal amount of investments sold or repaid	$(248,514)		$(872,746)		$(220,909)
Number of new investment commitments in new portfolio companies(1)	37		65		33
Average new investment commitment amount	$2,138		$16,728		$20,595
Weighted average term for new investment commitments (in years)	5.2		6.3		6.0
Percentage of new debt investment commitments at floating rates	96.8%		98.4%		93.5%
Percentage of new debt investment commitments at fixed rates	3.2%		1.6%		6.5%
Weighted average interest rate of new investment commitments	11.2%	(2)	7.3%	(3)	7.5%	(3)
Weighted average spread over LIBOR of new floating rate investment commitments	6.5%		6.4%		6.6%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% and 0.24% as of December 31, 2021 and 2020, respectively.
(4)As of December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,633,375	$1,614,367	(1)	$1,785,730	$1,784,326	(2)
Second-lien senior secured debt investments	484,086	467,560		482,323	484,500
Unsecured debt investments	36,708	32,663		34,524	34,133
Preferred equity investments	59,750	58,678	(3)	48,397	49,313
Common equity investments	55,033	86,224	(4)	50,226	67,256
Total Investments	$2,268,952	$2,259,492		$2,401,200	$2,419,528
______________
(1)69% of which we consider unitranche loans.
(2)53% of which we consider unitranche loans.
(3)Includes investments in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(4)Includes investments in Amergin and Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin and Fifth Season.
The table below describes investments by industry composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Advertising and media	0.9%		0.6%
Aerospace and defense	3.4%		3.3%
Asset Based Lending and Fund Finance	1.4%	(1)	—%
Automotive	1.6%		1.4%
Buildings and real estate	4.2%		5.0%
Business services	3.1%		3.7%
Chemicals	2.7%		3.3%
Consumer products	4.5%		4.8%
Containers and packaging	1.4%		1.3%
Distribution	3.2%		3.1%
Education	1.2%		1.1%
Financial services	5.3%		6.2%
Food and beverage	7.4%		7.3%
Healthcare equipment and services	3.9%		3.7%
Healthcare providers and services	5.0%		8.1%
Healthcare technology	5.9%	(2)	5.9%
Household products	2.2%		1.8%
Human resource support services	1.4%		1.3%
Infrastructure and environmental services	0.4%		0.5%
Insurance	7.9%	(3)	7.4%
Internet software and services	13.6%		12.7%
Leisure and entertainment	2.7%		2.5%
Manufacturing	7.0%		6.3%
Oil and gas	1.1%		1.1%
Professional services	2.4%		2.0%
Specialty retail	3.2%		2.8%
Transportation	3.0%		2.8%
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding Amergin.
(2)Includes investment in LSI Financing. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies" for more information regarding Fifth Season.

The table below describes investments by geographic composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.4%	17.1%
Northeast	17.6	16.7
South	33.7	37.3
West	23.5	21.9
International	7.8	7.0
Total	100.0%	100.0%
The weighted average yields and interest rates of our investments at fair value as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average total yield of portfolio(1)	11.4%	7.8%
Weighted average total yield of accruing debt and income producing securities(1)	11.6%	7.9%
Weighted average interest rate of accruing debt securities	11.1%	7.4%
Weighted average spread over base rate of all accruing floating rate investments	6.7%	6.5%
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
The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
For investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$339,145	15.0%	$353,264	14.6%
2	1,700,525	75.3	1,872,968	77.4
3	209,883	9.3	190,393	7.9
4	—	—	2,903	0.1
5	9,939	0.4	—	—
Total	$2,259,492	100.0%	$2,419,528	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,132,711	99.0%	$2,297,746	99.8%
Non-accrual	21,458	1.0	4,831	0.2
Total	$2,154,169	100.0%	$2,302,577	100.0%
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
Specialty Finance Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets and consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively "Amergin AssetCo") and Amergin Asset Management LLC, the registered investment manager to Amergin AssetCo. We made a $5.0 million equity commitment to Amergin on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin.
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $6.8 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $1.0 million, $0.7 million, $0.1 million and $0.1 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. We made a $0.3 million equity commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The following table represents the operating results for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Total Investment Income	$218,243	$197,731	$142,440
Less: Net Operating Expenses	114,813	106,549	58,549
Net Investment Income (Loss) Before Taxes	103,430	91,182	83,891
Less: Income tax expense (benefit), including excise tax expense (benefit)	1,957	1,527	714
Net Investment Income (Loss) After Taxes	101,473	89,655	83,177
Net change in unrealized gain (loss)	(28,817)	24,503	(8,955)
Net realized gain (loss)	524	(2,144)	(6,956)
Net Increase (Decrease) in Net Assets Resulting from Operations	$73,180	$112,014	$67,266

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2022, our net asset value per share decreased slightly, primarily driven by market spreads widening.
Investment Income
Investment income for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest income from investments(1)	$180,360	$175,735	$131,526
Payment-in-kind interest income(1)	21,590	10,516	5,232
Dividend income	13,173	7,882	3,432
Other income	3,120	3,598	2,250
Total investment income	$218,243	$197,731	$142,440
______________
(1)For the years ended December 31, 2021 and 2020, interest income and payment-in-kind interest income were reported in aggregate as interest income.
For the Years Ended December 31, 2022 and 2021
Investment income increased to $218.2 million for the year ended December 31, 2022 from $197.7 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $7.9 million as of December 31, 2021 to $13.2 million as of December 31, 2022, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.3 billion to $2.2 billion over the same period. The dividend income increase was primarily driven by an increase in the dividends received from Windows Entities from $6.2 million to $7.2 million for the years ended December 31, 2021 and 2022, respectively, a one time dividend of $0.8 million from New PLI Holdings, LLC during the year ended December 31, 2022 that was not earned in the same period in prior year and a period-over-period increase in dividend-earning investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased from $11.7 million to $2.5 million, for the years ended December 31, 2021 and 2022, respectively. For the years ended December 31, 2022 and 2021, PIK income represented 12.0% and 5.8% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
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

Expenses
Expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Offering costs	$—	$1,135	$2,573
Interest expense	50,010	39,579	34,430
Management fee	35,142	34,735	26,877
Performance based incentive fees	20,006	20,598	5,960
Professional fees	5,208	4,845	4,133
Directors' fees	1,194	1,123	958
Other general and administrative	3,253	2,766	2,800
Total operating expenses	$114,813	$104,781	$77,731
Management and incentive fees waived	—	—	(506)
Expense Support	—	(1,449)	(18,676)
Recoupment of expense support	—	3,217	—
Net operating expenses	$114,813	$106,549	$58,549
For the Years Ended December 31, 2022 and 2021
Net operating expenses increased to $114.8 million for the year ended December 31, 2022 from $106.5 million for the same period ended December 31, 2021 primarily due to a decrease in expense support and increases in interest expense and management fees, partially offset by decreases in recoupment of expense support and performance based incentive fees. The increase in interest expense of $10.4 million was driven by rising interest rates resulting in an increase in the weighted average cost of debt from 3.3% to 4.4% period over period. The increase in management fees of $0.4 million is due to an increase in average gross assets driven by a period over period increase in average fair value of investments. The decrease in performance based incentive fees of $0.6 million is due to a reversal of previously accrued capital gains based incentive fees during the year ended December 31, 2022, partially offset by an increase in pre-incentive fee net investment income period over period. The decrease in recoupment of expense support of $3.2 million is due to an increase in other operating expense ratio as compared to the periods in which we incurred expense support.
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
Selected Financial Data
The following table below sets forth our selected consolidated historical financial data for the years ended December 31, 2022, 2021 and 2020. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K and our SEC filings.

($ in thousands, except per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Consolidated Statements of Operations Data
Income
Total investment income	$218,243	$197,731	$142,440
Expenses
Total Operating Expenses	114,813	104,781	77,731
Expense Support	—	(1,449)	(18,676)
Management and incentive fees waived	—	—	(506)
Recoupment of expense support	—	3,217	—
Net Operating Expenses	114,813	106,549	58,549
Net investment income before income taxes	$103,430	$91,182	$83,891
Income tax, including excise tax expense	1,957	1,527	714
Net investment income after income taxes	$101,473	$89,655	$83,177
Total net realized and unrealized gain (loss) on investments	(28,293)	22,359	(15,911)
Increase in net assets resulting from operations	$73,180	$112,014	$67,266
Earnings per common share – basic and diluted	$0.49	$0.74	$0.52

($ in thousands, except per share amounts)	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Consolidated Balance Sheet Data
Investments at fair value	$2,259,492	$2,419,528	$2,135,473
Cash (including foreign cash)	47,275	54,067	42,830
Total assets	2,326,450	2,501,148	2,199,674
Total debt (net of unamortized debt issuance costs)	996,673	1,113,945	896,621
Total liabilities	1,030,189	1,141,457	913,370
Total net assets	1,296,261	1,359,691	1,286,304
Net asset value per share	$8.85	$8.98	$8.84
Other Data:
Number of portfolio companies at year end	159	134	115
Distributions Declared Per Share	$0.63	$0.60	$0.66
Total return based on net asset value(1)	5.7%	7.9%	5.7%
Weighted average total yield of portfolio at fair value	11.4%	7.8%	7.7%
Weighted average total yield of portfolio at amortized cost	11.4%	7.8%	7.7%
Weighted average yield of debt and income producing securities at fair value	11.6%	7.9%	7.8%
Weighted average yield of debt and income producing securities at amortized cost	11.6%	7.9%	7.8%
Fair value of debt investments as a percentage of principal	96.9%	98.4%	97.7%
______________
(1)Total return for the Company from April 4, 2017 (commencement of operations) to December 31, 2021 was 40.8% (without upfront sales load) and 33.8% (with upfront sales load). Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Cumulative total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(2)For non-stated rate income producing investments, computed based on (a) the dividend or interest income earned for the respective trailing twelve months ended on the measurement date, divided by (b) the ending fair value. In instances where historical dividend or interest income data is not available or not representative for the trailing twelve months ended, the interest or dividend income is annualized. Based on the computations prior to September 30, 2021, non-stated rate income producing investments were computed based on (a) the IRR on the measurement date, divided by (b) the ending fair value. Based on the computations prior to September 30, 2021, weighted average total yield of the portfolio at fair value and amortized cost was 7.9% and 7.8%, respectively, for the period ended December 31, 2020. Prior to September 30, 2021, weighted average total yield of accruing debt and income producing securities at fair value and amortized cost was 8.0% and 7.9%, respectively, for the period ended December 31, 2020.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$48,379	$50,219	$56,071	$63,574
Net operating expenses	25,395	27,566	30,040	33,769
Net investment income (loss)	22,984	22,653	26,031	29,805
Net realized and unrealized gains (losses)	(12,979)	(36,632)	12,848	8,470
Increase (decrease) in net assets resulting from operations	$10,005	$(13,979)	$38,879	$38,275
Net asset value per share as of the end of the quarter	$8.90	$8.65	$8.76	$8.85
Earnings (losses) per share - basic and diluted	$0.07	$(0.09)	$0.26	$0.49

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$42,940	$48,341	$52,878	$53,572
Net operating expenses	21,878	27,910	30,647	27,641
Net investment income (loss)	21,062	20,431	22,231	25,931
Net realized and unrealized gains (losses)	11,201	8,807	3,774	(1,423)
Increase (decrease) in net assets resulting from operations	$32,263	$29,238	$26,005	$24,508
Net asset value per share as of the end of the quarter	$8.91	$8.95	$8.97	$8.98
Earnings (losses) per share - basic and diluted	$0.22	$0.19	$0.17	$0.16

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$34,308	$33,564	$33,513	$41,055
Net operating expenses	13,192	13,607	12,944	19,520
Net investment income (loss)	21,116	19,957	20,569	21,535
Net realized and unrealized gain (loss) on investments	(90,522)	38,447	22,697	13,467
Increase (decrease) in net assets resulting from operations	$(69,406)	$58,404	$43,266	$35,002
Net asset value per share as of the end of the quarter	$8.29	$8.59	$8.74	$8.84
Earnings (losses) per share - basic and diluted	$(0.59)	$0.46	$0.32	$0.25
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the year ended December 31, 2022, we recorded U.S. federal and state current income tax expenses of $2.0 million, including U.S. federal excise tax expense of $0.3 million. For the year ended December 31, 2021, we recorded U.S. federal and state current income tax expenses of $1.5 million. For the year ended December 31, 2020, we recorded U.S. federal and state current income tax expenses of $0.7 million.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2022, 2021 and 2020, we recorded a current tax expense of $1.7 million, $1.0 million and $1.1 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2022, 2021 and 2020, net unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Net change in unrealized gain on investments	$25,055	$43,119	$21,106
Net change in unrealized loss on investments	(47,541)	(14,082)	(30,454)
Income tax (provision) benefit	(1,308)	(2,868)	(1,229)
Translation of assets and liabilities in foreign currencies	(5,023)	(1,666)	1,622
Net change in unrealized gain (loss)	$(28,817)	$24,503	$(8,955)
For the Years Ended December 31, 2022 and 2021
Net depreciation on investments was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s net unrealized loss for the year ended December 31, 2022 was due to market conditions.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$6,229
PCF Holdco, LLC (dba PCF Insurance Services)	5,104
Remaining portfolio companies	(12,548)
Conair Holdings, LLC	(4,252)
Valence Surface Technologies LLC	(3,878)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,820)
H-Food Holdings, LLC	(2,562)
Nutraceutical International Corporation	(2,475)
Packaging Coordinators Midco, Inc.	(1,895)
CIBT Global, Inc.	(1,749)
Muine Gall, LLC	(1,640)
Net unrealized gain (loss) on investments	$(22,486)
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
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2022, 2021 and 2020 were comprised of the following:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Net realized gain (loss) on investments	$928	$(2,304)	$(6,840)
Net realized gain (loss) on foreign currency transactions	(404)	160	(116)
Net realized gain (loss)	$524	$(2,144)	$(6,956)
For the Years Ended December 31, 2022, 2021 and 2020
For the year ended December 31, 2022, we had net realized gains on investments of $0.9 million. For the years ended December 31, 2021 and 2020, we had net realized losses on investments of $2.3 million and $6.8 million, respectively. For the year ended December 31, 2022, we had net realized losses on foreign currency transactions of $0.4 million. For the years ended December 31, 2021 and 2020, we had net realized gains on foreign currency transactions of $0.2 million and net realized losses on foreign currency transactions of $0.1 million, respectively, primarily as a result of translating foreign currency related to our non-USD denominated investments.
Realized Gross Internal Rate of Return
Since we began investing in 2017 through December 31, 2022, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.5% (based on total capital invested of $1.6 billion and total proceeds from these exited investments of $1.8 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of December 31, 2022 and December 31, 2021, our asset coverage ratios were 229% and 221%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of December 31, 2022, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2022, we had $47.3 million in cash. During the year ended December 31, 2022, cash provided by operating activities was $246.0 million, primarily as a result of selldowns and repayments of portfolio investments of $346.9 million and other operating activities of $78.1 million, partially offset by funding portfolio investments of $178.9 million. Lastly, we used $252.8 million in cash for financing activities during the period, which was the result of debt issuance costs of $1.9 million, net repayments on our credit facilities of $116.8 million, distributions paid of $49.5 million and repurchased shares of $84.6 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of December 31, 2021, we had $54.1 million in cash. During the year ended December 31, 2021, we used $165.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $1,286.1 million, partially offset by sell downs and repayments of portfolio investments of $1,052.0 million, and other operating activity of $69.0 million. Lastly, cash provided by financing activities was $176.3 million during the period, which was the result of proceeds from the issuance of shares of $71.8 million, premium on debt issuance costs of $4.0 million and net borrowings on our credit facilities of $211.0 million, partially offset by distributions paid of $49.6 million and repurchased shares of $60.9 million.
Net Assets
Share Issuances
We currently have the authority to issue 450,000,000 common shares at $0.01 per share par value. Prior to our continuous public offering, we issued 100 shares of common stock to our Adviser and 277,788 shares of our common stock to certain individuals and entities affiliated with our Adviser in a private placement. We issued 151,364,239 shares of common stock in our continuous public offering prior to its termination on April 30, 2021.

The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022		December 31, 2021		December 31, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,299	39,312,181	$349,802
Reinvestment of distributions	4,759,464	41,973	4,647,395	41,615	4,755,971	41,437
Repurchased Shares	(9,630,699)	(84,622)	(6,769,401)	(60,806)	(4,654,715)	(40,059)
Total shares/gross proceeds	(4,871,235)	(42,649)	5,928,292	54,108	39,413,437	351,180
Sales load	—	—	—	(1,523)	—	(3,892)
Total shares/net proceeds	(4,871,235)	$(42,649)	5,928,292	$52,585	$39,413,437	$347,288

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15. 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record dates)	Quarterly	0.01	1,120
December 31, 2022 (three record dates)	Monthly	0.15	22,284
December 31, 2022 (one record date)	Quarterly	0.02	2,451
Total		$0.63	$93,961
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
On May 3, 2022, our Board declared a regular quarterly distribution payable on or before August 15, 2022 to shareholders of record as of June 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended June 30, 2022, we recorded distributions in the gross amount of $0.15054 per share.
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
On November 1, 2022, our Board declared a regular quarterly distribution payable on or before February 15, 2023 to shareholders of record as of December 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended December 31, 2022, we recorded distributions in the gross amount of 0.167271per share.

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
Through December 31, 2022, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
________________
(1)     The per share amount rounds to less than $0.01 per share.

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to December 31, 2022 was 49.1% (without upfront sales load) and 41.6% (with maximum upfront sales load). The following table presents cumulative total returns for the year ended December 31, 2022, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	5.7%	5.7%	7.2%	8.2%	8.9%	49.1%	41.6%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$374,222	$29,179	$374,084
SPV Asset Facility II	325,000	176,000	79,146	172,397
2024 Notes	450,000	450,000	—	450,192
Total Debt	$1,275,000	$1,000,222	$108,325	$996,673
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.

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
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$48,420	$37,259	$29,120
Amortization of debt issuance costs	1,590	2,320	5,310
Total Interest Expense	$50,010	$39,579	$34,430
Average interest rate	4.4%	3.3%	3.8%
Average daily borrowings	$1,048,712	$1,069,485	$646,279
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of December 31, 2022 and 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$2,500	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,424	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	387	687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	5	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,938	1,815
Anaplan, Inc.	First lien senior secured revolving loan	972	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured revolving loan	19	—
Apptio, Inc.	First lien senior secured revolving loan	196	294
Aramsco, Inc.	First lien senior secured revolving loan	835	1,043
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	—	593
Associations, Inc.	First lien senior secured delayed draw term loan	300	—
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	65
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	826	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	—	1,345
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	293
CivicPlus, LLC	First lien senior secured revolving loan	213	59
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	72	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	448	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	44	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	3	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	78	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,802	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	19	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	712	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,459	1,758
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	56	—
Hometown Food Company	First lien senior secured revolving loan	376	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	564	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	434	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
BradyIFS Holdings, LLC	First lien senior secured revolving loan	4,529	4,328
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	—	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	326	1,000
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured delayed draw term loan	32	—
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured revolving loan	32	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	2,612

Portfolio Company	Investment	December 31, 2022	December 31, 2021
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	51
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	7,542	7,542
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	195	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	588	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	913
Litera Bidco LLC	First lien senior secured revolving loan	734	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,536	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	34	68
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	31	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	752	512
Nelipak Holding Company	First lien senior secured EUR revolving loan	535	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	406	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,761	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,915	2,618
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,086	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	177	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	647	1,295

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	615	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	220	967
Securonix, Inc.	First lien senior secured revolving loan	153	—
The Shade Store, LLC	First lien senior secured revolving loan	164	227
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	96	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	—
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	92	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	3,315
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	91	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	540	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,475	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	33	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	180
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	294	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,690	2,465
Total Unfunded Portfolio Company Commitments		$127,646	$157,293
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2022, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2022, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2022, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of December 31, 2022, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$374,222	$—	$374,222	$—	$—
SPV Asset Facility II	176,000	—	—	—	176,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$1,000,222	$—	$824,222	$—	$176,000

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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of our Adviser.
As part of the valuation process, our Adviser, as valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

Our Adviser, as valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee; and
•Our Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, our Adviser, as the valuation designee, provides the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, our Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversee the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, our Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Financial and Derivative Instruments
Rule 18f-4 was recently adopted by the SEC, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions and pay the U.S. federal excise tax as described below.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2017 and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.
Recent Developments
On February 21, 2023, our Board declared regular monthly distributions for April 2023 through June 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 21, 2023, our Board declared a regular quarterly distribution payable on or before May 15, 2023 to shareholders of record as of March 31, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Adviser, as our valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of our Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2022, 98.8% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. The 2024 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$63.7	$16.5	$47.2
Up 200 basis points	$42.5	$11.0	$31.5
Up 100 basis points	$21.3	$5.5	$15.8
Up 50 basis points	$10.6	$2.8	$7.8
Down 50 basis points	$(10.6)	$(2.8)	$(7.8)
Down 100 basis points	$(21.3)	$(5.5)	$(15.8)
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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand, inflation is showing signs of acceleration in the United States and globally. Inflation is likely to continue in the near to medium-term, particularly in the United States., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owl Rock Capital Corporation II:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of investments
As discussed in Notes 2 and 5 to the consolidated financial statements, substantially all of the Company’s investments are not publicly traded and there is no readily determinable market value. As a result, the Company measures substantially all of its investments using unobservable inputs and assumptions. As of December 31, 2022, total investments at fair value was $2,259 million.
We identified the evaluation of the fair value of investments that are not publicly traded and have no readily determinable market value as a critical audit matter. Evaluation of the Company’s valuation assumptions involved a high degree of auditor judgment. Specifically, subjective auditor judgment was required to evaluate market yields for investments with similar terms and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values. Changes in these assumptions could have a significant impact on the fair value of investments.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation of investments process. This included controls related to the development of the market yield and financial performance multiple assumptions used in the Company’s valuations. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period valuation date. For a selection of investments, we compared data used by the Company in developing such assumptions to relevant underlying documentation, including portfolio company financial information. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted by developing an estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the respective investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 3, 2023

Owl Rock Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,255,113 and $2,387,782 respectively)	$2,239,445	$2,406,130
Non-controlled, affiliated investments (amortized cost of $13,839 and $13,418, respectively)	20,047	13,398
Total investments at fair value (amortized cost of $2,268,952 and $2,401,200, respectively)	2,259,492	2,419,528
Cash	44,219	52,294
Foreign cash (cost of $3,020 and $1,833, respectively)	3,056	1,773
Interest receivable	18,769	15,187
Receivable for investments sold	—	11,623
Prepaid expenses and other assets	914	743
Total Assets	$2,326,450	$2,501,148
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,550 and $3,237, respectively)	$996,673	$1,113,945
Payables to affiliates	16,827	16,943
Accrued expenses and other liabilities	16,689	10,569
Total Liabilities	1,030,189	1,141,457
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 146,505,284 and 151,376,519 shares issued and outstanding, respectively	1,465	1,514
Additional paid-in-capital	1,311,619	1,356,176
Accumulated undistributed (overdistributed) earnings	(16,823)	2,001
Total Net Assets	1,296,261	1,359,691
Total Liabilities and Net Assets	$2,326,450	$2,501,148
Net Asset Value Per Share	$8.85	$8.98
______________
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income(1)	$179,513	$175,055	$131,485
Payment-in-kind interest income(1)	21,590	10,516	5,232
Dividend income	12,346	7,882	3,432
Other income	3,040	3,517	2,247
Total investment income from non-controlled, non-affiliated investments	216,489	196,970	142,396
Investment income from non-controlled, affiliated investments:
Interest income	847	680	41
Dividend income	827	—	—
Other Income	80	81	3
Total investment income from non-controlled, affiliated investments	1,754	761	44
Total Investment Income	218,243	197,731	142,440
Operating Expenses
Offering costs	—	1,135	2,573
Interest expense	50,010	39,579	34,430
Management fee	35,142	34,735	26,877
Performance based incentive fees	20,006	20,598	5,960
Professional fees	5,208	4,845	4,133
Directors' fees	1,194	1,123	958
Other general and administrative	3,253	2,766	2,800
Total Operating Expenses	114,813	104,781	77,731
Management and incentive fees waived (Note 3)	—	—	(506)
Expense support	—	(1,449)	(18,676)
Recoupment of expense support	—	3,217	—
Net Operating Expenses	114,813	106,549	58,549
Net Investment Income (Loss) Before Taxes	103,430	91,182	83,891
Income tax expense (benefit), including excise tax expense (benefit)	1,957	1,527	714
Net Investment Income (Loss)	$101,473	$89,655	$83,177
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(28,714)	$29,004	$(9,295)
Non-controlled, affiliated investments	6,228	33	(53)
Income tax (provision) benefit	(1,308)	(2,868)	(1,229)
Translation of assets and liabilities in foreign currencies	(5,023)	(1,666)	1,622
Total Net Change in Unrealized Gain (Loss)	(28,817)	24,503	(8,955)
Net realized gain (loss):
Non-controlled, non-affiliated investments	928	(2,304)	(6,840)
Foreign currency transactions	(404)	160	(116)
Total Net Realized Gain (Loss)	524	(2,144)	(6,956)
Total Net Realized and Change in Unrealized Gain (Loss)	(28,293)	22,359	(15,911)
Net Increase (Decrease) in Net Assets Resulting from Operations	$73,180	$112,014	$67,266
Earnings Per Share - Basic and Diluted	$0.49	$0.74	$0.52
Weighted Average Shares Outstanding - Basic and Diluted	150,071,461	151,511,486	129,370,000
______________
(1)    For the years ended December 31, 2021 and 2020, interest income and payment-in-kind interest income were reported in aggregate as interest income.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	8/28/2028	$928	$912	$928	0.1	%
Global Music Rights, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	8/27/2027	—	(1)	—	—	%
				928	911	928	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (7)(23)	First lien senior secured loan	L + 7.25%	1/3/2025	37,531	37,244	36,218	2.8	%
Peraton Corp. (6)(18)(23)	Second lien senior secured loan	L + 7.75%	2/1/2029	14,562	14,381	13,798	1.1	%
Valence Surface Technologies LLC (14)(22)(23)	First lien senior secured loan	S + 7.75% (incl. 3.88% PIK)	6/30/2025	32,019	31,808	25,615	2.0	%
Valence Surface Technologies LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S + 7.75%	6/30/2025	2,602	2,586	2,079	0.2	%
				86,714	86,019	77,710	6.1	%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited (10)(20)(22)(23)	Unsecured facility	SA + 6.00% PIK	8/28/2025	5,905	6,477	5,905	0.5	%
Hg Genesis 9 SumoCo Limited (11)(20)(22)(23)	Unsecured facility	E + 7.00% PIK	3/10/2027	1,015	1,042	1,015	0.1	%
Hg Saturn Luchaco Limited (10)(20)(22)(23)	Unsecured facility	SA + 7.50% PIK	3/30/2026	24,042	27,164	23,741	1.8	%
				30,962	34,683	30,661	2.4	%
Buildings and real estate
Associations, Inc. (14)(23)	First lien senior secured loan	S + 6.50% (incl. 2.50% PIK)	7/2/2027	77,823	77,238	77,628	6.0	%
Associations, Inc. (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.50% (incl. 2.50% PIK)	6/10/2024	24	21	24	—	%
Associations, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.50%	7/2/2027	—	(46)	(15)	—	%
REALPAGE, INC. (6)(22)(23)	Second lien senior secured loan	L + 6.50%	4/23/2029	6,500	6,419	6,224	0.5	%
				84,347	83,632	83,861	6.5	%
Business services
Access CIG, LLC (6)(23)	Second lien senior secured loan	L + 7.75%	2/27/2026	24,564	24,500	24,441	1.9	%
CIBT Global, Inc. (7)(22)(23)(28)	First lien senior secured loan	L + 5.25% (incl. 4.25% PIK)	6/2/2025	159	109	83	—	%
CIBT Global, Inc. (7)(22)(23)(28)	Second lien senior secured loan	L + 7.75% PIK	12/1/2025	11,237	4,717	1,067	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(23)	First lien senior secured loan	L + 5.75%	9/15/2028	5,521	5,425	5,466	0.4	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	9/15/2023	343	339	340	—	%
Denali BuyerCo, LLC (dba Summit Companies) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	9/15/2027	—	(1)	(1)	—	%
Diamondback Acquisition, Inc. (dba Sphera) (6)(22)(23)	First lien senior secured loan	L + 5.50%	9/13/2028	632	621	626	—	%
Diamondback Acquisition, Inc. (dba Sphera) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	9/13/2023	—	(1)	—	—	%
Entertainment Benefits Group, LLC (13)(22)(23)	First lien senior secured loan	S + 4.75%	5/1/2028	862	855	862	0.1	%
Entertainment Benefits Group, LLC (13)(22)(23)(32)	First lien senior secured revolving loan	S + 4.75%	4/29/2027	89	88	89	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Gainsight, Inc. (7)(22)(23)	First lien senior secured loan	L + 6.75% PIK	7/30/2027	5,512	5,442	5,429	0.4	%
Gainsight, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.25%	7/30/2027	—	(12)	(13)	—	%
Hercules Borrower, LLC (dba The Vincit Group) (7)(23)	First lien senior secured loan	L + 6.50%	12/15/2026	28,270	27,969	28,200	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (8)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	12/15/2026	357	324	348	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(25)	Unsecured notes	0.48% PIK	12/14/2029	825	825	825	0.1	%
Kaseya Inc. (14)(22)(23)	First lien senior secured loan	S + 5.75%	6/25/2029	535	525	530	—	%
Kaseya Inc. (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	—	—	—	%
Kaseya Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(1)	—	—	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(22)(23)	First lien senior secured loan	L + 5.50%	10/19/2028	988	971	963	0.1	%
				79,894	72,695	69,255	5.3	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (6)(23)	Second lien senior secured loan	L + 7.75%	11/24/2028	22,500	22,232	22,162	1.6	%
Douglas Products and Packaging Company LLC (13)(23)	First lien senior secured loan	S + 7.00%	6/30/2025	3,418	3,384	3,383	0.2	%
Douglas Products and Packaging Company LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S + 7.00%	6/30/2025	—	(4)	(4)	0.0	%
Gaylord Chemical Company, L.L.C. (7)(23)	First lien senior secured loan	L + 6.50%	3/30/2027	29,859	29,634	29,859	2.3	%
Gaylord Chemical Company, L.L.C. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	—	(17)	—	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (8)(22)(23)	First lien senior secured loan	L + 5.75%	4/22/2027	6,040	5,937	6,040	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	4/22/2026	74	68	74	—	%
				61,891	61,234	61,514	4.6	%
Consumer products
Conair Holdings, LLC (7)(23)	Second lien senior secured loan	L + 7.50%	5/17/2029	45,000	44,381	40,950	3.1	%
Feradyne Outdoors, LLC (13)(22)(23)	First lien senior secured loan	S + 6.25%	2/25/2024	745	744	734	0.1	%
Foundation Consumer Brands, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	2/12/2027	864	864	862	0.1	%
Lignetics Investment Corp. (7)(23)	First lien senior secured loan	L + 6.00%	11/1/2027	9,706	9,604	9,512	0.7	%
Lignetics Investment Corp. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2023	—	(12)	(25)	—	%
Lignetics Investment Corp. (6)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	10/30/2026	882	868	853	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (15)(22)(23)	First lien senior secured loan	S + 5.25%	3/12/2029	751	737	728	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.25%	3/11/2024	—	(2)	(4)	—	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (13)(22)(23)(32)	First lien senior secured revolving loan	S + 5.25%	3/12/2029	25	23	22	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (7)(23)	First lien senior secured loan	L + 5.50%	3/26/2026	46,262	45,735	45,105	3.4	%
WU Holdco, Inc. (dba Weiman Products, LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	3/26/2025	1,831	1,800	1,743	0.1	%
				106,066	104,742	100,480	7.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (13)(22)(23)	First lien senior secured loan	S + 6.25%	10/2/2028	765	758	759	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.25%	9/30/2027	—	(1)	(1)	—	%
Fortis Solutions Group, LLC (7)(22)(23)	First lien senior secured loan	L + 5.50%	10/13/2028	899	884	875	0.1	%
Fortis Solutions Group, LLC (19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	10/13/2023	—	—	—	—	%
Fortis Solutions Group, LLC (8)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	10/15/2027	12	11	10	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (14)(22)(23)	First lien senior secured loan	S + 5.75%	5/23/2028	647	641	647	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	5/23/2024	—	—	—	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	5/23/2028	17	16	17	—	%
Pregis Topco LLC (6)(23)	Second lien senior secured loan	L + 7.06%	8/1/2029	30,000	29,562	29,695	2.3	%
				32,340	31,871	32,002	2.5	%
Distribution
ABB/Con-cise Optical Group LLC (8)(22)(23)	First lien senior secured loan	L + 7.50%	2/23/2028	899	887	897	0.1	%
ABB/Con-cise Optical Group LLC (8)(22)(23)(32)	First lien senior secured revolving loan	L + 7.50%	2/23/2028	90	88	89	—	%
Aramsco, Inc. (6)(23)	First lien senior secured loan	L + 5.25%	8/28/2024	10,195	10,124	10,170	0.8	%
Aramsco, Inc. (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.25%	8/28/2024	209	201	206	—	%
Endries Acquisition, Inc. (14)(23)	First lien senior secured loan	S + 6.25%	12/10/2025	26,401	26,179	26,401	2.0	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (14)(23)	First lien senior secured loan	S + 6.25%	11/21/2025	30,335	30,014	30,259	2.3	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.25%	11/22/2024	—	(37)	(11)	—	%
Offen, Inc. (6)(23)	First lien senior secured loan	L + 5.00%	6/22/2026	4,674	4,649	4,674	0.4	%
				72,803	72,105	72,685	5.6	%
Education
Learning Care Group (US) No. 2 Inc. (7)(23)	Second lien senior secured loan	L + 7.50%	3/13/2026	5,393	5,345	5,164	0.4	%
Pluralsight, LLC (7)(23)	First lien senior secured loan	L + 8.00%	4/6/2027	20,640	20,440	20,331	1.6	%
Pluralsight, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L + 8.00%	4/6/2027	647	634	628	—	%
				26,680	26,419	26,123	2.0	%
Financial services
AxiomSL Group, Inc. (6)(23)	First lien senior secured loan	L + 5.75%	12/3/2027	43,020	42,630	42,374	3.3	%
AxiomSL Group, Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	7/21/2023	—	(9)	(11)	—	%
AxiomSL Group, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	12/3/2025	—	(26)	(52)	—	%
Blackhawk Network Holdings, Inc. (7)(23)	Second lien senior secured loan	L + 7.00%	6/15/2026	18,777	18,697	18,683	1.4	%
Muine Gall, LLC (8)(20)(22)(23)	First lien senior secured loan	L + 7.00% PIK	9/23/2024	55,637	55,956	54,246	4.2	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(23)	First lien senior secured loan	L + 5.75%	9/8/2025	3,308	3,293	3,267	0.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	10/2/2023	782	772	771	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	9/8/2025	—	(2)	(3)	—	%
Smarsh Inc. (15)(22)(23)	First lien senior secured loan	S + 6.50%	2/16/2029	762	755	754	0.1	%
Smarsh Inc. (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	95	93	94	—	%
Smarsh Inc. (22)(23)(32)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	—	—	—	%
				122,381	122,159	120,123	9.4	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (7)(22)(23)	Second lien senior secured loan	L + 7.00%	9/3/2029	5,000	4,963	4,950	0.4	%
BP Veraison Buyer, LLC (dba Sun World) (7)(23)	First lien senior secured loan	L + 5.50%	5/12/2027	14,376	14,240	14,268	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	5/12/2023	—	(6)	—	—	%
BP Veraison Buyer, LLC (dba Sun World) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	5/12/2027	—	(17)	(14)	—	%
H-Food Holdings, LLC (6)(18)(23)	First lien senior secured loan	L + 4.00%	5/23/2025	1	1	1	—	%
H-Food Holdings, LLC (6)(23)	Second lien senior secured loan	L + 7.00%	3/2/2026	18,200	17,979	15,697	1.1	%
Hissho Sushi Merger Sub, LLC (14)(22)(23)	First lien senior secured loan	S + 5.75%	5/18/2028	901	893	899	0.1	%
Hissho Sushi Merger Sub, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	5/18/2028	14	13	14	—	%
Hometown Food Company (6)(23)	First lien senior secured loan	L + 5.00%	8/31/2023	1,618	1,613	1,618	0.1	%
Hometown Food Company (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.00%	8/31/2023	94	93	94	—	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (13)(22)(23)	First lien senior secured loan	S + 6.25%	3/11/2027	1,000	984	980	0.1	%
Nellson Nutraceutical, LLC (13)(23)	First lien senior secured loan	S + 5.75%	12/23/2025	25,982	25,643	25,527	2.0	%
Nutraceutical International Corporation (6)(23)	First lien senior secured loan	L + 7.00%	9/30/2026	32,343	32,016	29,432	2.3	%
Nutraceutical International Corporation (6)(22)(23)	First lien senior secured revolving loan	L + 7.00%	9/30/2025	2,353	2,334	2,141	0.2	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (7)(23)	First lien senior secured loan	L + 4.50%	7/30/2025	4,836	4,796	4,521	0.3	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 4.50%	7/31/2023	780	777	715	0.1	%
Shearer's Foods, LLC (6)(23)	Second lien senior secured loan	L + 7.75%	9/22/2028	48,000	47,629	47,760	3.7	%
Ultimate Baked Goods Midco, LLC (6)(23)	First lien senior secured loan	L + 6.50%	8/13/2027	16,335	16,004	15,845	1.2	%
Ultimate Baked Goods Midco, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	8/13/2027	525	487	465	—	%
				172,358	170,442	164,913	12.7	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (14)(22)(23)	Second lien senior secured loan	S + 6.50%	2/18/2030	1,000	982	947	0.1	%
CSC MKG Topco LLC (dba Medical Knowledge Group) (6)(22)(23)	First lien senior secured loan	L + 5.75%	2/1/2029	850	834	831	0.1	%
Nelipak Holding Company (7)(23)	First lien senior secured USD term loan	L + 4.25%	7/2/2026	273	270	271	—	%
Nelipak Holding Company (7)(22)(23)(32)	First lien senior secured USD revolving loan	L + 4.25%	7/2/2024	128	123	121	—	%
Nelipak Holding Company (11)(22)(23)(32)	First lien senior secured EUR revolving loan	E + 4.50%	7/2/2024	307	300	301	—	%
Nelipak Holding Company (7)(23)	Second lien senior secured USD term loan	L + 8.25%	7/2/2027	7,994	7,916	7,934	0.6	%
Nelipak Holding Company (12)(22)(23)	Second lien senior secured EUR term loan	E + 8.50%	7/2/2027	7,653	7,946	7,557	0.6	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Packaging Coordinators Midco, Inc. (7)(23)	Second lien senior secured loan	L + 7.00%	12/13/2029	37,269	36,646	35,219	2.7	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (14)(20)(23)	First lien senior secured loan	S + 6.75%	1/31/2028	25,521	25,188	25,202	1.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (14)(20)(22)(23)(32)	First lien senior secured revolving loan	S + 6.75%	1/29/2026	569	535	536	—	%
Rhea Parent, Inc. (14)(22)(23)	First lien senior secured loan	S + 5.75%	2/19/2029	770	756	753	0.1	%
				82,334	81,496	79,672	6.1	%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (6)(22)(23)	First lien senior secured loan	L + 5.50%	3/17/2025	998	998	988	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(23)	First lien senior secured loan	L + 8.00% (incl. 3.00% PIK)	10/27/2025	19,439	19,247	18,953	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 7.00%	10/27/2025	1,686	1,660	1,643	0.1	%
Natural Partners, LLC (8)(20)(22)(23)	First lien senior secured loan	L + 6.00%	11/29/2027	924	908	906	0.1	%
Natural Partners, LLC (16)(20)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(1)	(1)	—	%
OB Hospitalist Group, Inc. (7)(22)(23)	First lien senior secured loan	L + 5.50%	9/27/2027	18,448	18,144	18,217	1.4	%
OB Hospitalist Group, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	9/27/2027	1,016	970	979	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (7)(22)(23)	First lien senior secured loan	L + 9.50%	9/27/2028	11,184	10,989	10,933	0.8	%
Pacific BidCo Inc. (14)(20)(22)(23)	First lien senior secured loan	S + 5.75%	8/13/2029	1,718	1,677	1,679	0.1	%
Pacific BidCo Inc. (16)(19)(20)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	8/11/2025	—	(2)	(2)	—	%
Parexel International, Inc. (dba Parexel) (6)(22)(23)	Second lien senior secured loan	L + 6.50%	11/15/2029	35,000	34,687	34,300	2.6	%
Plasma Buyer LLC (dba PathGroup) (13)(22)(23)	First lien senior secured loan	S + 5.75%	5/14/2029	679	666	667	0.1	%
Plasma Buyer LLC (dba PathGroup) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	5/12/2024	—	(2)	(1)	—	%
Plasma Buyer LLC (dba PathGroup) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	5/12/2028	—	(1)	(1)	—	%
Premier Imaging, LLC (dba LucidHealth) (6)(23)	First lien senior secured loan	L + 5.75%	1/2/2025	7,588	7,529	7,493	0.6	%
Quva Pharma, Inc. (7)(23)	First lien senior secured loan	L + 5.50%	4/12/2028	11,671	11,391	11,437	0.9	%
Quva Pharma, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	4/10/2026	567	544	544	—	%
Tivity Health, Inc. (14)(22)(23)	First lien senior secured loan	S + 6.00%	6/28/2029	998	974	982	0.1	%
Unified Women's Healthcare, LP (13)(22)(23)	First lien senior secured loan	S + 5.25%	6/18/2029	878	872	878	0.1	%
Unified Women's Healthcare, LP (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.25%	6/17/2024	—	—	—	—	%
Unified Women's Healthcare, LP (16)(22)(23)(32)	First lien senior secured revolving loan	S + 5.25%	6/18/2029	—	(1)	—	—	%
Vermont Aus Pty Ltd (14)(20)(22)(23)	First lien senior secured loan	S + 5.50%	3/22/2028	993	970	968	0.1	%
				113,787	112,219	111,562	8.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(22)(23)	First lien senior secured loan	L + 5.75%	8/23/2028	597	589	584	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	8/23/2023	—	(2)	(4)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	8/21/2026	—	(1)	(1)	—	%
Bracket Intermediate Holding Corp. (7)(22)(23)	First lien senior secured loan	L + 4.25%	9/5/2025	73	70	70	—	%
Bracket Intermediate Holding Corp. (7)(23)	Second lien senior secured loan	L + 8.13%	9/7/2026	3,750	3,708	3,600	0.3	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (14)(22)(23)	First lien senior secured loan	S + 6.00%	10/30/2028	917	901	894	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (14)(22)(23)(32)	First lien senior secured revolving loan	S + 6.00%	10/29/2027	7	6	6	—	%
Imprivata, Inc. (13)(22)(23)	Second lien senior secured loan	S + 6.25%	12/1/2028	882	874	860	0.1	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (14)(20)(23)	First lien senior secured loan	S + 6.50%	8/21/2026	39,264	38,935	39,068	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(20)(22)(23)	First lien senior secured revolving loan	S + 6.50%	8/21/2026	1,530	1,520	1,522	0.1	%
Interoperability Bidco, Inc. (dba Lyniate) (14)(22)(23)	First lien senior secured loan	S + 7.00%	12/24/2026	14,240	14,162	14,133	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 7.00%	12/26/2024	326	323	321	—	%
RL Datix Holdings (USA), Inc. (15)(20)(22)(23)	First lien senior secured USD term loan	S + 4.50%	4/28/2025	10,000	9,831	9,825	0.8	%
RL Datix Holdings (USA), Inc. (15)(20)(22)(23)	Second lien senior secured USD term loan	S + 7.75%	4/27/2026	5,000	4,915	4,925	0.4	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	First lien senior secured GBP term loan	SA + 4.50%	4/28/2025	767	865	753	0.1	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	Second lien senior secured GBP term loan	SA + 7.75%	4/27/2026	2,005	2,257	1,975	0.2	%
Ocala Bidco, Inc. (7)(23)	First lien senior secured loan	L + 6.25% (incl. 2.75% PIK)	11/24/2028	33,234	32,536	32,403	2.5	%
Ocala Bidco, Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	5/24/2024	—	(47)	(56)	—	%
Ocala Bidco, Inc. (7)(22)(23)	Second lien senior secured loan	L + 10.50% PIK	11/24/2033	22,535	22,153	22,197	1.7	%
				135,127	133,595	133,075	10.4	%
Household products
Aptive Environmental, LLC (22)(23)(25)	First lien senior secured loan	12.00% (incl. 6.00% PIK)	1/23/2026	3,057	2,564	2,751	0.2	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(23)	First lien senior secured loan	L + 6.00%	11/3/2025	26,782	26,537	26,514	2.0	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.50%	11/3/2023	7,204	7,154	7,130	0.5	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(22)(23)(32)	First lien senior secured revolving loan	S + 6.50%	11/3/2025	2,243	2,216	2,206	0.2	%
Mario Purchaser, LLC (dba Len the Plumber) (13)(22)(23)	First lien senior secured loan	S + 5.75%	4/26/2029	522	512	516	—	%
Mario Purchaser, LLC (dba Len the Plumber) (13)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 5.75%	4/25/2024	81	78	80	—	%
Mario Purchaser, LLC (dba Len the Plumber) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	4/26/2028	—	(1)	(1)	—	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (13)(22)(23)	Unsecured facility	S + 10.75% PIK	4/26/2032	163	159	161	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
SimpliSafe Holding Corporation (13)(22)(23)	First lien senior secured loan	S + 6.25%	5/2/2028	819	804	809	0.1	%
SimpliSafe Holding Corporation (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(1)	—	—	%
Walker Edison Furniture Company LLC (7)(22)(23)(28)	First lien senior secured loan	L + 8.75% (incl. 3.00% PIK)	3/31/2027	17,233	16,631	8,789	0.7	%
				58,104	56,653	48,955	3.7	%
Human resource support services
Cornerstone OnDemand, Inc. (6)(22)(23)	Second lien senior secured loan	L + 6.50%	10/15/2029	16,667	16,445	16,000	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (6)(22)(23)	First lien senior secured loan	L + 6.00%	9/22/2028	9,161	9,005	9,047	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (6)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	9/22/2027	289	278	280	—	%
				26,117	25,728	25,327	1.9	%
Infrastructure and environmental services
LineStar Integrity Services LLC (8)(23)	First lien senior secured loan	L + 7.25%	12/12/2026	9,177	9,202	8,672	0.7	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)	First lien senior secured loan	S + 5.75%	3/13/2028	682	670	668	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(22)(23)(32)	First lien senior secured revolving loan	S + 5.75%	3/13/2028	20	18	18	—	%
				9,879	9,890	9,358	0.8	%
Insurance
Alera Group, Inc. (13)(23)	First lien senior secured loan	S + 6.00%	10/2/2028	7,370	7,229	7,315	0.6	%
Ardonagh Midco 2 PLC (18)(20)(22)(23)(25)	Unsecured notes	11.50%	1/15/2027	602	599	569	—	%
Ardonagh Midco 3 PLC (10)(20)(22)(23)	First lien senior secured GBP term loan	SA + 7.00%	7/14/2026	5,604	5,763	5,604	0.4	%
Ardonagh Midco 3 PLC (12)(20)(22)(23)	First lien senior secured EUR term loan	E + 7.00%	7/14/2026	524	541	523	—	%
Ardonagh Midco 3 PLC (8)(20)(22)(23)	First lien senior secured USD term loan	L + 5.75%	7/14/2026	1,440	1,418	1,429	0.1	%
Ardonagh Midco 3 PLC (11)(20)(22)(23)	First lien senior secured GBP delayed draw term loan	E + 5.75%	7/14/2026	527	593	523	—	%
Brightway Holdings, LLC (6)(22)(23)	First lien senior secured loan	L + 6.50%	12/16/2027	4,440	4,393	4,351	0.3	%
Brightway Holdings, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	12/16/2027	—	(5)	(11)	—	%
Evolution BuyerCo, Inc. (dba SIAA) (14)(23)	First lien senior secured loan	S + 6.25%	4/28/2028	29,505	29,166	29,063	2.2	%
Evolution BuyerCo, Inc. (dba SIAA) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.25%	4/30/2027	—	(23)	(33)	—	%
Integrity Marketing Acquisition, LLC (8)(23)	First lien senior secured loan	L + 5.75%	8/27/2025	27,288	27,063	27,220	2.1	%
Integrity Marketing Acquisition, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	8/27/2025	—	(12)	(5)	—	%
Norvax, LLC (dba GoHealth) (7)(23)	First lien senior secured loan	L + 7.50%	9/15/2025	17,020	16,646	16,764	1.3	%
Norvax, LLC (dba GoHealth) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	9/13/2024	—	(14)	(41)	—	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (8)(23)	First lien senior secured loan	L + 6.00%	11/1/2028	22,653	22,465	22,597	1.7	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	11/1/2027	—	(8)	(3)	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (22)(23)(25)	First lien senior secured loan	9.00% PIK	10/31/2031	23,791	21,901	21,412	1.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Tempo Buyer Corp. (dba Global Claims Services) (7)(22)(23)	First lien senior secured loan	L + 5.50%	8/28/2028	695	684	678	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	8/28/2023	—	(2)	(3)	—	%
Tempo Buyer Corp. (dba Global Claims Services) (9)(22)(23)(32)	First lien senior secured revolving loan	P + 4.50%	8/26/2027	8	6	5	—	%
THG Acquisition, LLC (dba Hilb) (6)(23)	First lien senior secured loan	L + 5.75%	12/2/2026	24,915	24,531	24,603	1.9	%
THG Acquisition, LLC (dba Hilb) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	12/2/2025	—	(23)	(23)	—	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (7)(22)(23)	First lien senior secured loan	L + 5.50%	7/23/2027	1,668	1,641	1,635	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	7/23/2027	—	(3)	(4)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (8)(22)(23)	First lien senior secured loan	L + 9.50% PIK	7/24/2028	1,505	1,483	1,487	0.1	%
				169,555	166,032	165,655	12.6	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (7)(20)(23)	First lien senior secured loan	L + 6.50%	5/13/2025	10,700	10,631	10,647	0.8	%
3ES Innovation Inc. (dba Aucerna) (7)(20)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	5/13/2025	300	297	297	—	%
Anaplan, Inc. (13)(23)	First lien senior secured loan	S + 6.50%	6/21/2029	13,508	13,381	13,474	1.0	%
Anaplan, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(9)	(2)	—	%
Apptio, Inc. (7)(22)(23)	First lien senior secured loan	L + 6.00%	1/10/2025	7,364	7,305	7,364	0.6	%
Apptio, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	1/10/2025	294	291	294	—	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)	First lien senior secured loan	L + 7.75% PIK	10/2/2028	16,640	16,352	16,307	1.2	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)(32)	First lien senior secured revolving loan	L + 6.75%	10/1/2027	413	391	389	—	%
BCPE Nucleon (DE) SPV, LP (8)(20)(22)(23)	First lien senior secured loan	L + 7.00%	9/24/2026	35,556	35,182	35,467	2.7	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (14)(22)(23)	First lien senior secured loan	S + 8.00% PIK	12/23/2026	10,058	9,978	10,058	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (16)(22)(23)(32)	First lien senior secured revolving loan	S + 8.00%	12/23/2026	—	(16)	—	—	%
Centrify Corporation (7)(22)(23)	First lien senior secured loan	L + 6.00%	3/2/2028	13,072	12,814	12,908	1.0	%
Centrify Corporation (7)(22)(23)	First lien senior secured revolving loan	L + 6.00%	3/2/2027	1,345	1,318	1,329	0.1	%
CivicPlus, LLC (7)(22)(23)	First lien senior secured loan	L + 6.75% (incl. 2.50% PIK)	8/24/2027	2,475	2,453	2,469	0.2	%
CivicPlus, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.25%	8/24/2027	—	(2)	(1)	—	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (15)(22)(23)	Unsecured notes	S + 11.75% PIK	6/9/2034	454	442	448	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (14)(23)	Second lien senior secured loan	S + 7.25%	12/1/2028	40,000	39,843	37,200	2.9	%
EET Buyer, Inc. (dba e-Emphasys) (8)(22)(23)	First lien senior secured loan	L + 5.25%	11/8/2027	902	895	902	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.25%	11/8/2027	—	(1)	—	—	%
Forescout Technologies, Inc. (7)(22)(23)	First lien senior secured loan	L + 9.28% PIK	8/17/2026	13,977	13,851	13,947	1.1	%
Forescout Technologies, Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 8.00%	7/1/2024	—	(30)	—	—	%
Forescout Technologies, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 8.50%	8/18/2025	—	(6)	—	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Genesis Acquisition Co. (dba Procare Software) (8)(23)	First lien senior secured loan	L + 3.75%	7/31/2024	1,994	1,982	1,954	0.2	%
Genesis Acquisition Co. (dba Procare Software) (8)(22)(23)	First lien senior secured revolving loan	L + 3.75%	7/31/2024	293	291	287	—	%
GovBrands Intermediate, Inc. (7)(22)(23)	First lien senior secured loan	L + 5.50%	8/4/2027	2,459	2,410	2,348	0.2	%
GovBrands Intermediate, Inc. (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	8/4/2023	555	541	521	—	%
GovBrands Intermediate, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	8/4/2027	166	163	158	—	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (6)(20)(22)(23)	First lien senior secured loan	L + 7.50%	4/16/2026	14,544	14,278	14,544	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (16)(20)(22)(23)(32)	First lien senior secured revolving loan	L + 7.50%	4/16/2026	—	(75)	—	—	%
Hyland Software, Inc. (6)(22)(23)	Second lien senior secured loan	L + 6.25%	7/7/2025	12,145	12,137	11,477	0.9	%
Litera Bidco LLC (13)(23)	First lien senior secured loan	S + 5.91%	5/29/2026	26,179	25,947	26,131	2.0	%
Litera Bidco LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	5/29/2026	278	273	273	—	%
MessageBird BidCo B.V. (6)(20)(23)	First lien senior secured loan	L + 6.75%	5/5/2027	16,000	15,727	15,640	1.2	%
MINDBODY, Inc. (7)(23)	First lien senior secured loan	L + 7.00%	2/14/2025	11,936	11,882	11,936	0.9	%
MINDBODY, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 7.00%	2/14/2025	—	(4)	—	—	%
Ministry Brands Holdings, LLC (6)(22)(23)	First lien senior secured loan	L + 5.50%	12/29/2028	701	688	683	0.1	%
Ministry Brands Holdings, LLC (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.50%	12/27/2023	—	(2)	(3)	—	%
Ministry Brands Holdings, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L + 5.50%	12/30/2027	34	33	32	—	%
Proofpoint, Inc. (7)(22)(23)	Second lien senior secured loan	L + 6.25%	8/31/2029	4,900	4,879	4,692	0.4	%
QAD, Inc. (6)(22)(23)	First lien senior secured loan	L + 6.00%	11/5/2027	4,395	4,321	4,285	0.3	%
QAD, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	11/5/2027	—	(9)	(14)	—	%
Securonix, Inc. (14)(22)(23)	First lien senior secured loan	S + 6.50%	4/5/2028	847	840	839	0.1	%
Securonix, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(1)	(2)	—	%
Tahoe Finco, LLC (6)(20)(22)(23)	First lien senior secured loan	L + 6.00%	9/29/2028	23,256	23,056	22,849	1.8	%
Tahoe Finco, LLC (16)(20)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	10/1/2027	—	(14)	(31)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(23)	First lien senior secured loan	L + 5.75%	6/30/2028	13,733	13,620	13,458	1.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L + 5.75%	8/17/2023	841	833	809	0.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	6/30/2027	282	276	265	—	%
When I Work, Inc. (7)(22)(23)	First lien senior secured loan	L + 7.00% PIK	11/2/2027	803	797	787	0.1	%
When I Work, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	11/2/2027	—	(1)	(3)	—	%
				303,399	300,228	297,412	22.9	%
Leisure and entertainment
Troon Golf, L.L.C. (8)(23)	First lien senior secured loan	L + 5.75%	8/5/2027	60,718	60,474	60,718	4.7	%
Troon Golf, L.L.C. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	8/5/2026	—	(17)	—	—	%
				60,718	60,457	60,718	4.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Manufacturing
BCPE Watson (DE) ORML, LP (15)(20)(22)(23)	First lien senior secured loan	S + 6.50%	7/3/2028	1,000	991	990	0.1	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (6)(22)(23)	Second lien senior secured loan	L + 8.25%	12/29/2028	6,300	6,172	6,205	0.4	%
Ideal Tridon Holdings, Inc. (7)(23)	First lien senior secured loan	L + 5.25%	7/31/2024	13,467	13,377	13,467	1.0	%
Ideal Tridon Holdings, Inc. (6)(23)(32)	First lien senior secured revolving loan	L + 5.25%	7/31/2023	709	709	709	0.1	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (15)(23)	First lien senior secured loan	S + 6.00%	7/21/2027	20,894	20,726	20,685	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S + 6.00%	7/21/2027	250	236	232	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(22)(23)	First lien senior secured loan	L + 4.50%	7/31/2026	194	185	188	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(23)	Second lien senior secured loan	L + 8.75%	7/30/2027	28,000	26,689	27,300	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (6)(23)	First lien senior secured loan	L + 4.50%	6/29/2026	3,445	3,427	3,368	0.3	%
Sonny's Enterprises LLC (14)(23)	First lien senior secured loan	S + 6.75%	8/5/2026	44,387	43,865	44,387	3.4	%
Sonny's Enterprises LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S + 6.75%	8/5/2025	—	(27)	—	—	%
				118,646	116,350	117,531	9.0	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (6)(23)	First lien senior secured loan	L + 6.00%	5/14/2026	7,876	7,816	7,876	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.00%	5/14/2025	—	(3)	—	—	%
Zenith Energy U.S. Logistics Holdings, LLC (6)(23)	First lien senior secured loan	L + 5.50%	12/20/2024	17,122	16,939	17,122	1.3	%
				24,998	24,752	24,998	1.9	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (7)(23)	First lien senior secured loan	L + 5.75%	7/2/2024	18,575	18,473	18,435	1.4	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (9)(22)(23)(32)	First lien senior secured revolving loan	P + 3.75%	7/2/2024	523	512	505	—	%
Apex Group Treasury, LLC (7)(20)(22)(23)	Second lien senior secured loan	L + 6.75%	7/27/2029	11,618	11,448	11,037	0.9	%
Apex Service Partners, LLC (15)(22)(23)	First lien senior secured delayed draw term loan	S + 5.50%	7/31/2025	997	985	989	0.1	%
Apex Service Partners, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S + 5.25%	7/31/2025	31	31	31	—	%
Gerson Lehrman Group, Inc. (6)(23)	First lien senior secured loan	L + 5.25%	12/12/2024	4,497	4,481	4,497	0.3	%
Gerson Lehrman Group, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.25%	12/12/2024	—	(7)	—	—	%
Guidehouse Inc. (6)(22)(23)	First lien senior secured loan	L + 6.25%	10/16/2028	921	913	911	0.1	%
Relativity ODA LLC (6)(23)	First lien senior secured loan	L + 7.50% PIK	5/12/2027	16,946	16,775	16,903	1.2	%
Relativity ODA LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L + 6.50%	5/12/2027	—	(16)	(4)	—	%
				54,108	53,595	53,304	4.0	%
Specialty retail
Galls, LLC (7)(23)	First lien senior secured loan	L + 6.75% (incl. 0.50% PIK)	1/31/2025	18,349	18,247	17,982	1.4	%
Galls, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L + 6.75%	1/31/2024	2,483	2,450	2,377	0.2	%
Milan Laser Holdings LLC (13)(23)	First lien senior secured loan	S + 5.00%	4/27/2027	22,694	22,522	22,694	1.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Milan Laser Holdings LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S + 5.00%	4/27/2026	—	(13)	—	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(23)	First lien senior secured loan	S + 6.75%	11/23/2027	24,123	23,814	24,002	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S + 6.75%	11/23/2023	2,102	2,059	2,092	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S + 6.75%	5/24/2027	352	327	342	—	%
The Shade Store, LLC (14)(22)(23)	First lien senior secured loan	S + 6.00%	10/13/2027	2,250	2,227	2,188	0.2	%
The Shade Store, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S + 6.00%	10/13/2026	64	61	57	—	%
				72,417	71,694	71,734	5.7	%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (8)(23)	First lien senior secured loan	L + 5.75%	12/9/2025	40,079	39,703	40,079	3.1	%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (16)(22)(23)(32)	First lien senior secured revolving loan	L + 5.75%	12/9/2025	—	(64)	—	—	%
Lytx, Inc. (13)(23)	First lien senior secured loan	S + 6.75%	2/27/2026	23,668	23,459	23,491	1.8	%
Motus Group, LLC (6)(22)(23)	Second lien senior secured loan	L + 6.50%	12/10/2029	3,615	3,583	3,543	0.3	%
				67,362	66,681	67,113	5.2	%
Total non-controlled/non-affiliated portfolio company debt investments				$2,173,915	$2,146,282	$2,106,669	162.5	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest	N/A	N/A	—	$—	$—	—	%
AAM Series 2.1 Aviation Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest	N/A	N/A	87	88	87	—	%
Amergin Asset Management, LLC (20)(22)(23)(26)(31)(32)	Class A Units	N/A	N/A	50,000,000	—	—	—	%
					88	87	—	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	1,002	1,002	1,029	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock	7.00% PIK	N/A	32,308	35,340	34,895	2.7	%
					36,342	35,924	2.8	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock	12.00% PIK	N/A	10,200,000	10,302	10,356	0.8	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units	N/A	N/A	431,889	368	367	—	%
Dodge Construction Network Holdings, L.P. (14)(22)(23)(26)	Series A Preferred Units	S + 8.25% PIK	N/A	—	9	9	—	%
					10,679	10,732	0.8	%
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units	N/A	N/A	41,874	425	539	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units	N/A	N/A	350,000	350	368	—	%
Knockout Intermediate Holdings I Inc. (dba Kaseya) (22)(23)(25)(26)	Perpetual Preferred Stock	11.75% PIK	N/A	400	390	395	—	%
					1,165	1,302	—	%
Consumer Products
ASP Conair Holdings LP (22)(23)(26)(31)	Class A Units	N/A	N/A	12,857	1,286	1,153	0.1	%
					1,286	1,153	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Food and beverage
H-Food Holdings, LLC (22)(23)(26)(31)	LLC Interest	N/A	N/A	1,625	1,625	1,395	0.1	%
Hissho Sushi Holdings, LLC (22)(23)(26)(31)	Class A units	N/A	N/A	7,502	75	83	—	%
					1,700	1,478	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (22)(23)(26)(31)	Class A Units	N/A	N/A	5,665	6,014	6,425	0.5	%
Maia Aggregator, LP (22)(23)(26)(31)	Class A-2 Units	N/A	N/A	112,360	112	119	—	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(25)(26)	Class A Units	8.00% PIK	N/A	1,370	1,595	1,615	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(26)(31)	Class B Units	N/A	N/A	18,864	—	221	—	%
Rhea Acquisition Holdings, LP (22)(23)(26)(31)	Series A-2 Units	N/A	N/A	119,048	119	119	—	%
					7,840	8,499	0.6	%
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist) (22)(23)(26)(31)	Class A Interests	N/A	N/A	1,291	1,291	1,199	0.1	%
					1,291	1,199	0.1	%
Healthcare technology
LSI Financing 1 DAC (20)(22)(23)(26)(31)	Preferred Equity	N/A	N/A	308,731	311	309	—	%
Minerva Holdco, Inc (22)(23)(25)(26)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,051	962	0.1	%
					1,362	1,271	0.1	%
Household products
Evology, LLC (22)(23)(26)(31)	Class B Units	N/A	N/A	113	540	795	0.1	%
					540	795	0.1	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (22)(23)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	5,500	5,791	5,353	0.4	%
					5,791	5,353	0.4	%
Insurance
Evolution Parent, LP (dba SIAA) (22)(23)(26)(31)	LP Interest	N/A	N/A	892	892	892	0.1	%
Fifth Season Investments LLC (22)(23)(26)(31)	Class A Units	N/A	N/A	—	1,196	1,196	0.1	%
GoHealth, Inc. (17)(22)(23)(31)	Common Stock	N/A	N/A	15,139	1,163	158	—	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (22)(23)(26)(31)	LP Interest	N/A	N/A	106	106	105	—	%
PCF Holdco, LLC (dba PCF Insurance Services) (22)(23)(26)(31)	Class A Units	N/A	N/A	2,513,848	6,375	11,479	0.9	%
					9,732	13,830	1.1	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock	N/A	N/A	3,000	300	270	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units	N/A	N/A	1,345,119	1,345	1,323	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants	N/A	N/A	25,540	157	18	—	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	1,000	1,001	1,000	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units	N/A	N/A	819,817	820	810	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock	6.00% PIK	N/A	3,750	3,978	3,939	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock	11.25% PIK	N/A	2,385	2,577	2,461	0.2	%
					10,209	9,852	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest	N/A	N/A	7,000	700	829	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units	N/A	N/A	10,616	20,106	40,472	3.1	%
					20,806	41,301	3.2	%
Total non-controlled/non-affiliated portfolio company equity investments					$108,831	$132,776	10.2	%
Total non-controlled/non-affiliated portfolio company investments					2,255,113	2,239,445	172.7	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (13)(22)(23)(30)	First lien senior secured loan	S + 8.00%	6/28/2024	$6,120	$6,065	$6,105	0.6	%
Swipe Acquisition Corporation (dba PLI) (14)(19)(22)(23)(30)(32)	First lien senior secured delayed draw term loan	S + 8.00%	5/31/2023	1,822	1,822	1,816	0.1	%
Swipe Acquisition Corporation (dba PLI) (22)(23)(30)(32)	Letter of Credit	S + 8.00%	6/28/2024	—	—	—	—	%
				7,942	7,887	7,921	0.7	%
Total non-controlled/affiliated portfolio company debt investments				$7,942	$7,887	$7,921	0.7	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units	N/A	N/A	10,755	$5,952	$12,126	0.9	%
					5,952	12,126	0.9	%
Total non-controlled/affiliated portfolio company equity investments					5,952	12,126	0.9	%
Total non-controlled/affiliated portfolio company investments					$13,839	$20,047	1.6	%
Total Investments					$2,268,952	$2,259,492	174.3	%
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(9)The interest rate on these loans is subject to PRIME, which as of December 31, 2022 was 7.50%.
(10)The interest rate on this loan is subject to SONIA, which as of December 31, 2022 was 3.43%.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

(11)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2022 was 2.13%.
(12)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2022 was 2.69%.
(13)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(14)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(15)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(16)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(17)Level 1 investment.
(18)Level 2 investment.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 12.9% of total assets as calculated in accordance with the regulatory requirements.
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

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $144.7 million, or 11.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(27)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $3.0 million as of December 31, 2022.
(28)Loan was on non-accrual status as of December 31, 2022.
(29)As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $21.5 million based on a tax cost basis of $2.3 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $61.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $40.4 million.
(30)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2022	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$13,398	$531	$(110)	$6,228	$—	$—	$20,047	$78	$838	$827
Total	$13,398	$531	$(110)	$6,228	$—	$—	$20,047	$78	$838	$827
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

Owl Rock Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$101,473	$89,655	$83,177
Net change in unrealized gain (loss)	(28,817)	24,503	(8,955)
Net realized gain (loss)	524	(2,144)	(6,956)
Net Increase (Decrease) in Net Assets Resulting from Operations	73,180	112,014	67,266
Distributions
Distributions declared from earnings(1)	(93,961)	(91,212)	(85,529)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(93,961)	(91,212)	(85,529)
Capital Share Transactions
Issuance of shares of common stock	—	71,776	345,910
Reinvestment of shareholders' distributions	41,973	41,615	41,437
Repurchased shares	(84,622)	(60,806)	(40,059)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(42,649)	52,585	347,288
Total Increase (Decrease) in Net Assets	(63,430)	73,387	329,025
Net Assets, at beginning of period	1,359,691	1,286,304	957,279
Net Assets, at end of period	$1,296,261	$1,359,691	$1,286,304
______________
(1)For the years ended December 31, 2022, 2021 and 2020, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$73,180	$112,014	$67,266
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(178,924)	(1,286,119)	(1,013,802)
Proceeds from investments and investment repayments, net	346,939	1,051,978	320,583
Net change in unrealized (gain) loss on investments	22,486	(29,037)	9,348
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	5,119	1,554	(1,572)
Net realized (gain) loss on investments	(928)	2,304	6,840
Net realized (gain) loss on foreign currency transactions relating to investments	254	(8)	1
Paid-in-kind interest and dividends	(26,890)	(10,034)	(6,718)
Net accretion/amortization of discount/premium on investments	(8,201)	(14,658)	(8,559)
Amortization of debt issuance costs	1,590	2,320	5,310
Amortization of offering costs	—	1,135	2,573
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,582)	(4,906)	(1,250)
(Increase) decrease in receivable for investments sold	11,623	(3,758)	(5,556)
(Increase) decrease in prepaid expenses and other assets	(171)	1,347	(3,504)
Increase (decrease) in payable for investments purchased	—	—	—
Increase (decrease) in payables to affiliates	(116)	7,154	2,570
Increase (decrease) in accrued expenses and other liabilities	3,658	3,609	3,672
Net cash provided by (used in) operating activities	246,037	(165,105)	(622,798)
Cash Flows from Financing Activities
Borrowings on debt	186,000	780,000	746,707
Repayments of debt	(302,777)	(569,000)	(406,300)
Debt issuance costs	(1,904)	3,969	(4,389)
Proceeds from issuance of common shares	—	71,776	345,910
Distributions paid to shareholders	(49,526)	(49,597)	(49,358)
Repurchased shares	(84,622)	(60,806)	(40,059)
Net cash provided by (used in) financing activities	(252,829)	176,342	592,511
Net increase (decrease) in cash, including foreign cash	(6,792)	11,237	(30,287)
Cash, including foreign cash, beginning of period	54,067	42,830	73,117
Cash, including foreign cash, end of period	$47,275	$54,067	$42,830

Supplemental and Non-Cash Information
Interest paid during the period	$46,249	$37,871	$28,453
Distributions declared during the period	$93,961	$91,212	$85,529
Dividend payable	$2,462	$—	$—
Reinvestment of distributions during the period	$41,973	$41,615	$41,437
Taxes, including excise tax, paid during the period	$240	$1,648	$—
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements

Note 1. Organization and Principal Business
Owl Rock Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base.
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
The Company is managed by Owl Rock Capital Advisors LLC (the “Adviser”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company previously offered up to 424,000,000 shares of its common stock in a continuous public offering and a follow-on continuous public offering. On September 30, 2016, the Adviser purchased 100 shares of the Company’s common stock at $9.00 per share, which represented the initial public offering price of $9.47 per share, net of combined upfront selling commissions and dealer manager fees. The Adviser will not tender these shares for repurchase as long as the Adviser remains the Company’s investment adviser. There is no current intention for the Adviser to discontinue in its role. On April 4, 2017, the Company sold 277,778 shares pursuant to subscription agreements entered into with certain individuals and entities affiliated with the Adviser and met the minimum offering requirement for its continuous public offering. In April 2017, the Company commenced operations and made its first portfolio company investment. The Company terminated its continuous public offering as of April 30, 2021. Since meeting the minimum offering requirement and through the termination of its continuous public offering, the Company issued 151,364,239 shares of its common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.

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
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included. The Company’s fiscal year ends on December 31.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.
The Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•The Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, the Adviser, as the valuation designee, will provide the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, the Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversees the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.

The Company conducts this valuation process on a quarterly basis.
The Company applies Financial Accounting Standards Board Accounting Standards Codification (“FASB”) 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $26.2 million, representing approximately 12.0% of investment income. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $11.4 million, representing approximately 5.8% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2017 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2022. The 2019 through 2021 tax years remain subject to examination by the IRS, and generally years 2018 through 2021 remain subject to examination by state and local tax authorities.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024.
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
Note 3. Agreements and Related Party Transactions
As of December 31, 2022, the Company had payables to affiliates of $16.8 million, primarily comprised of $8.6 million of management fees and $6.3 million of accrued performance based incentive fees.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses of approximately $2.0 million, $1.4 million and $1.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred management fees of approximately $35.1 million, $34.7 million and $26.4 million, respectively.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred net investment income based incentive fees of $21.3 million, $19.3 million and $6.1 million, respectively.
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears, and equals 17.5% (or 20% prior to February 19, 2020) of cumulative realized capital gains from inception through the end of each

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
For the year ended December 31, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million. For the year ended December 31, 2021, the Company accrued capital gains based incentive fees of $1.3 million. For the year ended December 31, 2020, the Company recorded a reversal of capital gains based incentive fees (net of waivers) of $124 thousand.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
For the year ended December 31, 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses. For the years ended December 31, 2021 and 2020, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.4 million and $1.9 million, respectively.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company.
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
As of December 31, 2022, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the year ended December 31, 2022, the Company did not repay expense support to the Adviser. During the year ended December 31, 2021, the Company recorded obligations to repay Expense Support from the Adviser of $3.2 million. During the year ended December 31, 2020, the Company did not repay expense support to the Adviser.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	—	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	—	—	6,587	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$4,535	$11,310	$16,909
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
Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,633,375	$1,614,367	$1,785,730	$1,784,326
Second-lien senior secured debt investments	484,086	467,560	482,323	484,500
Unsecured debt investments	36,708	32,663	34,524	34,133
Preferred equity investments	59,750	58,678	48,397	49,313
Common equity investments	55,033	86,224	50,226	67,256
Total Investments	$2,268,952	$2,259,492	$2,401,200	$2,419,528
The industry composition of investments based on fair value as of December 31, 2022 and 2021 was as follows:

	December 31, 2022		December 31, 2021
Advertising and media	0.9%		0.6%
Aerospace and defense	3.4%		3.3%
Asset Based Lending and Fund Finance	1.4%	(1)	—%
Automotive	1.6%		1.4%
Buildings and real estate	4.2%		5.0%
Business services	3.1%		3.7%
Chemicals	2.7%		3.3%
Consumer products	4.5%		4.8%
Containers and packaging	1.4%		1.3%
Distribution	3.2%		3.1%
Education	1.2%		1.1%
Financial services	5.3%		6.2%
Food and beverage	7.4%		7.3%
Healthcare equipment and services	3.9%		3.7%
Healthcare providers and services	5.0%		8.1%
Healthcare technology	5.9%	(2)	5.9%
Household products	2.2%		1.8%
Human resource support services	1.4%		1.3%
Infrastructure and environmental services	0.4%		0.5%
Insurance	7.9%	(3)	7.4%
Internet software and services	13.6%		12.7%
Leisure and entertainment	2.7%		2.5%
Manufacturing	7.0%		6.3%
Oil and gas	1.1%		1.1%
Professional services	2.4%		2.0%
Specialty retail	3.2%		2.8%
Transportation	3.0%		2.8%
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin.
(2)Includes investment in LSI Financing.
(3)Includes investments in Fifth Season.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The geographic composition of investments based on fair value as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
United States:
Midwest	17.4%	17.1%
Northeast	17.6	16.7
South	33.7	37.3
West	23.5	21.9
International	7.8	7.0
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of December 31, 2022 and December 31, 2021:

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,614,366	$1,614,367
Second-lien senior secured debt investments	—	13,798	453,762	467,560
Unsecured debt investments	—	569	32,094	32,663
Preferred equity investments	—	—	58,678	58,678
Common equity investments	158	—	86,066	86,224
Total Investments	$158	$14,368	$2,244,966	$2,259,492

	Fair Value Hierarchy as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,784,325	$1,784,326
Second-lien senior secured debt investments	—	—	484,500	484,500
Unsecured debt investments	—	—	34,133	34,133
Preferred equity investments	—	—	49,313	49,313
Common equity investments	861	—	66,395	67,256
Total Investments	$861	$1	$2,418,666	$2,419,528

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2022, 2021 and 2020:

	As of and for the Years Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	147,763	9,037	1,545	11,828	8,751	178,924
Payment-in-kind	18,098	2,576	2,641	3,417	122	26,854
Proceeds from investments, net	(325,280)	(10,300)	(1,823)	(4,900)	(4,200)	(346,503)
Net change in unrealized gain (loss)	(17,600)	(17,987)	(3,562)	(1,988)	14,861	(26,276)
Net realized gains (losses)	61	—	(295)	773	137	676
Net accretion/amortization of discount/premium on investments	6,999	861	80	235	—	8,175
Transfers into (out of) Level 3(1)	—	(14,925)	(625)	—	—	(15,550)
Fair value, end of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Years Ended December 31, 2021
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
(2)As of and for the year ended December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following tables present information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021	Net change in unrealized gain (loss) for the Year Ended December 31, 2020 on Investments Held at December 31, 2020(1)
First-lien senior secured debt investments	$(18,145)	$10,121	$(11,378)
Second-lien senior secured debt investments	(16,739)	2,624	(4,533)
Unsecured debt investments	(3,562)	(740)	349
Preferred equity investments	(1,932)	918	(1)
Common equity investments	15,066	12,613	4,693
Total Investments	$(25,312)	$25,536	$(10,870)
_____________________
(1)For the year ended December 31, 2020, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and 2021. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,602,197	Yield Analysis	Market Yield	9.1% - 42.0% (13.0%)	Decrease
	8,789	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
	3,378	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$452,695	Yield Analysis	Market Yield	12.6% - 21.0% (16.1%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$31,269	Yield Analysis	Market Yield	10.4% - 20.2% (12.4%)	Decrease
	825	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$58,361	Yield Analysis	Market Yield	11.9% - 17.0% (13.9%)	Decrease
	309	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$81,345	Market Approach	EBITDA Multiple	3.8x - 23.3x (8.2x)	Increase
	3,420	Market Approach	Revenue Multiple	1.8x - 16.6x (10.2x)	Increase
	1,283	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued

	As of December 31, 2021
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,610,509	Yield Analysis	Market Yield	5.3% - 20.0% (8.5%)	Decrease
	173,816	Recent Transaction	Transaction Price	90.5% - 99.4% (97.4%)	Increase
Second-lien senior secured debt investments(1)	$388,588	Yield Analysis	Market Yield	7.8% - 11.3% (9.3%)	Decrease
	74,306	Recent Transaction	Transaction Price	98.0% - 99.0% (98.6%)	Increase
	2,809	Collateral Analysis	Recovery Rate	25.0% - 25.0% (25.0%)	Increase
Unsecured debt investments(2)	$820	Market Approach	EBITDA Multiple	14.8x - 14.8x (14.8x)	Increase
	32,688	Yield Analysis	Market Yield	7.2% - 9.4% (9.0%)	Decrease
Preferred equity investments	$37,046	Yield Analysis	Market Yield	11.4% - 14.6% (11.7%)	Decrease
	11,552	Recent Transaction	Transaction Price	97.3% - 100.0% (98.3%)	Increase
	715	Market Approach	EBITDA Multiple	9.3x - 9.3x (9.3x)	Increase
Common equity investments	$57,113	Market Approach	EBITDA Multiple	4.0x - 24.0x (7.6x)	Increase
	157	Market Approach	Gross Profit Multiple	27.0x - 27.0x (27.0x)	Increase
	9,125	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
______________
(1)Excludes Level 3 second-lien debt investments with an aggregate fair value amounting to $18,797, which the Company valued using indicative bid prices obtained from brokers.
(2)Excludes Level 3 unsecured debt investments with an aggregate fair value amounting to $625, which the Company valued using indicative bid prices obtained from brokers.
The fair value of the Company’s performing Level 3 debt investments is typically determined utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$374,084	$374,084	$411,474	$411,474
SPV Asset Facility II	172,397	172,397	252,179	252,179
2024 Notes	450,192	428,625	450,292	470,250
Total Debt	$996,673	$975,106	$1,113,945	$1,133,903
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.7 million, $2.8 million and $(0.3) million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Level 1	$—	$—
Level 2	428,625	470,250
Level 3	546,481	663,653
Total Debt	$975,106	$1,133,903
Financial Instruments Not Carried at Fair Value
As of December 31, 2022 and 2021, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 229% and 221% as of December 31, 2022 and 2021, respectively.
Debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$374,222	$29,179	$374,084
SPV Asset Facility II	325,000	176,000	79,146	172,397
2024 Notes	450,000	450,000	—	450,192
Total Debt	$1,275,000	$1,000,222	$108,325	$996,673
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.

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
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Interest expense	$48,420	$37,259	$29,120
Amortization of debt issuance costs	1,590	2,320	5,310
Total Interest Expense	$50,010	$39,579	$34,430
Average interest rate	4.4%	3.3%	3.8%
Average daily borrowings	$1,048,712	$1,069,485	$646,279

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022 and 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$2,500	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,424	—
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	387	687
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	5	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	—	94
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,938	1,815
Anaplan, Inc.	First lien senior secured revolving loan	972	—
Apex Group Treasury, LLC	Second lien senior secured delayed draw term loan	—	6,618
Apex Service Partners, LLC	First lien senior secured revolving loan	19	—
Apptio, Inc.	First lien senior secured revolving loan	196	294
Aramsco, Inc.	First lien senior secured revolving loan	835	1,043

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Ardonagh Midco 3 PLC	First lien senior secured GBP delayed draw term loan	—	593
Associations, Inc.	First lien senior secured delayed draw term loan	300	—
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	65
AxiomSL Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
AxiomSL Group, Inc.	First lien senior secured revolving loan	3,496	3,496
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	826	1,239
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	52	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	444
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
Brightway Holdings, LLC	First lien senior secured revolving loan	526	526
Centrify Corporation	First lien senior secured revolving loan	—	1,345
CivicPlus, LLC	First lien senior secured delayed draw term loan	—	293
CivicPlus, LLC	First lien senior secured revolving loan	213	59
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	72	513
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	185
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Dodge Data & Analytics LLC	First lien senior secured revolving loan	—	374
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	448	661
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	44	2,800
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	3	262
Fortis Solutions Group, LLC	First lien senior secured revolving loan	78	90
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,802	3,336
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured delayed draw term loan	—	123
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	74
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
GovBrands Intermediate, Inc.	First lien senior secured delayed draw term loan	259	259

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
GovBrands Intermediate, Inc.	First lien senior secured revolving loan	19	185
Guidehouse Inc.	First lien senior secured revolving loan	—	70
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	712	7,949
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	1,459	1,758
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	56	—
Hometown Food Company	First lien senior secured revolving loan	376	471
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	564	872
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	434	361
Individual Foodservice Holdings, LLC	First lien senior secured delayed draw term loan	—	1,440
BradyIFS Holdings, LLC	First lien senior secured revolving loan	4,529	4,328
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	250	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	—	536
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	326	1,000
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured delayed draw term loan	32	—
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	First lien senior secured revolving loan	32	—
IQN Holding Corp. (dba Beeline)	First lien senior secured revolving loan	—	2,612
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	—	51
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	7,542	7,542
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	195	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	—
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	1,225	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	588	1,225
Litera Bidco LLC	First lien senior secured delayed draw term loan	—	913
Litera Bidco LLC	First lien senior secured revolving loan	734	1,013
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured delayed draw term loan	—	1,132
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,536	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	226	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	34	68

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	—	730
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	31	1,159
Natural Partners, LLC	First lien senior secured revolving loan	68	—
Nelipak Holding Company	First lien senior secured USD revolving loan	752	512
Nelipak Holding Company	First lien senior secured EUR revolving loan	535	897
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	406	538
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	614
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	3,521
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,761	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,915	2,618
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,086	2,654
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured delayed draw term loan	—	1,460
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	177	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	—
Pluralsight, LLC	First lien senior secured revolving loan	647	1,295
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	615	1,182
Reef Global Acquisition LLC (fka Cheese Acquisition, LLC)	First lien senior secured revolving loan	—	747
Refresh Parent Holdings, Inc.	First lien senior secured delayed draw term loan	—	106
Refresh Parent Holdings, Inc.	First lien senior secured revolving loan	—	920
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	220	967
Securonix, Inc.	First lien senior secured revolving loan	153	—
The Shade Store, LLC	First lien senior secured revolving loan	164	227
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	—
Smarsh Inc.	First lien senior secured delayed draw term loan	96	—
Smarsh Inc.	First lien senior secured revolving loan	48	—
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,254
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	1,269
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2022	December 31, 2021
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	—
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	92	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	—	3,315
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	91	99
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,871	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	2,348
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	540	822
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,475	950
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	33	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	180
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	294	368
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	1,023
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,690	2,465
Total Unfunded Portfolio Company Commitments		$127,646	$157,293
As of December 31, 2022, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2022, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 8. Net Assets
Share Issuances
The Company currently has the authority to issue 450,000,000 common shares at $0.01 per share par value. Prior to its continuous public offering, the Company issued 100 shares of common stock to the Adviser and 277,788 shares of its common stock to certain individuals and entities affiliated with the Adviser in a private placement. The Company issued 151,364,239 shares of common stock in its continuous public offering prior to its termination on April 30, 2021.
The following table summarizes transactions with respect to shares of the Company’s common stock during the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	8,050,298	$73,299	39,312,181	$349,802
Reinvestment of distributions	4,759,464	41,973	4,647,395	41,615	4,755,971	41,437
Repurchased Shares	(9,630,699)	(84,622)	(6,769,401)	(60,806)	(4,654,715)	(40,059)
Total shares/gross proceeds	(4,871,235)	(42,649)	5,928,292	54,108	39,413,437	351,180
Sales load	—	—	—	(1,523)	—	(3,892)
Total shares/net proceeds	(4,871,235)	$(42,649)	5,928,292	$52,585	$39,413,437	$347,288

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15. 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock in each case thereafter, payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record dates)	Quarterly	0.01	1,120
December 31, 2022 (three record dates)	Monthly	0.15	22,284
December 31, 2022 (one record date)	Quarterly	0.02	2,451
Total		$0.63	$93,961

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
On May 3, 2022, the Board declared a regular quarterly distribution payable on or before August 15, 2022 to shareholders of record as of June 30, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended June 30, 2022, we recorded distributions in the gross amount of $0.15054 per share.
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
On November 1, 2022, the Board declared a regular quarterly distribution payable on or before February 15, 2023 to shareholders of record as of December 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended December 31, 2022, we recorded distributions in the gross amount of $0.167271 per share.

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
Through December 31, 2022, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued

	Year Ended December 31, 2020
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.64	$83,177	97.2%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.02	2,353	2.8
Total	$0.66	$85,530	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
($ in thousands, except per share amounts)	2022	2021	2020
Increase (decrease) in net assets resulting from operations	$73,180	$112,014	$67,266
Weighted average shares of common stock outstanding—basic and diluted	150,071,461	151,511,486	129,370,000
Earnings per common share-basic and diluted	$0.49	$0.74	$0.52
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
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
($ in thousands)	2022(1)	2021	2020
Increase in net assets resulting from operations	$73,180	$112,014	$67,266
Adjustments:
Net unrealized (gain) loss on investments	28,817	(24,503)	8,955
Other income (loss) for tax purposes, not book	(8,146)	(792)	928
Deferred organization costs	(17)	68	(12)
Other book-tax differences	1,957	1,527	714
Realized gain/loss differences	866	6,884	7,642
Taxable Income	$96,657	$95,198	$85,493
______________
(1)Tax information for the fiscal year ended December 31, 2022 are estimates and are not final until the Company files its tax returns.
For the year ended December 31, 2022
Total distributions declared of $94.0 million resulted in a tax dividend amount of $91.5 million that consisted of approximately $91.1 million of ordinary income and $0.4 million of long-term capital gains for the tax year ending December 31, 2022. For the calendar year ended December 31, 2022, on a tax basis, the Company had $7.0 million of undistributed ordinary income, $2.2 million of undistributed long term capital gains, as well as $(28.4) million of net unrealized gains/(losses) on investments and $2.3 million of other temporary differences. For the year ended December 31, 2022, 89.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $2.0 million principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $21.5 million based on a tax cost basis of $2.3 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $61.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $40.4 million.

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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a current tax expense of approximately $1.7 million, $1.0 million and $1.1 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $5.3 million, $4.0 million and $0.8 million, as of December 31, 2022, 2021 and 2020 for taxable subsidiaries, respectively, which is significantly related to U.S. GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2020		2019	2018	2017
Per share data:
Net asset value, at beginning of period	$8.98	$8.84	$9.03		$8.97	$9.03	$9.00
Results of operations:
Net investment income(1)	0.68	0.59	0.64		0.64	0.56	0.42
Net realized and unrealized gain (loss)(5)	(0.18)	0.15	(0.17)		0.09	0.05	0.10
Net increase (decrease) in net assets resulting from operations	0.50	0.74	0.47		0.73	0.61	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.68)	(0.59)	(0.64)		(0.66)	(0.59)	(0.43)
Distributions from net realized gains(2)	—	—	—	(8)	(0.02)	(0.03)	—	(8)
Distributions in excess of net investment income(2)	0.05	(0.01)	(0.02)		—	(0.06)	(0.06)
Net increase (decrease) in net assets from shareholders' distributions	(0.63)	(0.60)	(0.66)		(0.68)	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	—	—	—	(8)	0.01	0.01	—	(8)
Net increase in net assets resulting from capital share transactions	—	—	—		0.01	0.01	—
Net asset value, at end of period	$8.85	$8.98	$8.84		$9.03	$8.97	$9.03

Total Return(6)	5.7%	7.9%	5.7%		7.1%	6.7%	5.9%	(3)

Ratios
Ratio of net expenses to average net assets(4)	8.9%	8.0%	5.3%		7.6%	7.7%	1.5%	(9)
Ratio of net investment income to average net assets	7.7%	6.7%	7.5%		7.1%	6.2%	4.0%	(9)
Portfolio turnover rate	7.7%	43.6%	15.3%		19.4%	35.5%	7.0%	(9)

Supplemental Data
Weighted-average shares outstanding	150,071,461	151,511,486	129,370,000		76,023,995	26,555,178	3,500,950
Shares outstanding, end of period	146,505,284	151,376,519	145,448,227		106,034,790	48,860,700	9,866,216
Net assets, end of period	1,296,261	1,359,691	1,286,304		957,279	438,210	89,083
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
(4)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017, the total operating expenses to

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements – Continued
average net assets were 8.9%, 7.9%, 7.0%, 9.2%, 9.6% and 9.5%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
(9)For 2017 figures, ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.
Note 12. Subsequent Events
On February 21, 2023, the Board declared regular monthly distributions for April 2023 through June 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 21, 2023, the Board declared a regular quarterly distribution payable on or before May 15, 2023 to shareholders of record as of March 31, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
(c)Changes in Internal Controls Over Financial Reporting
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
Our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2023 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2025 annual meeting of shareholders.
Messrs. Kaye and Woolridge serve as Class I directors (with terms expiring in 2023). Mr. Temple and Ms. Weiler serve as Class II directors (with terms expiring in 2024). Messrs. D'Alelio and Packer serve as Class III directors (with terms expiring in 2025).
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 59	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2023	7	ORCC ORTF ORCC III ORCIC ORTF II ORTIC
Victor Woolridge, 66	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2023	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC
Christopher M. Temple, 55	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2024	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC Plains All American Pipeline Company HMT, LLC
Melissa Weiler, 58	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2024	7	ORCC ORCC III ORTF ORTF II ORTIC ORCIC Jefferies Financial Group Inc.
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2025	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 56	Chief Executive Officer, President and Director	Co-Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Owl Rock BDCs Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2025	7	ORCC ORCC III ORCIC ORTF ORTF II ORTIC Blue Owl Capital Inc. ("Blue Owl")
______________
(1)The address for each director is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Mr. Packer is an "interested person" because of his affiliation with the Adviser.

Independent Directors
Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm managing over $3.5 billion of committed capital, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries and National HME, and currently serves on the boards of Loenbro, Inc. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and the Company, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
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
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation's investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, ORCC, ORCC III, ORTF, ORCIC, ORTIC and ORTF II in November 2021.
We believe Mr. Woolridge's numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Interested Director
Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and the Company since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively, and since June 2021 and November 2021 he has served on the boards of directors of ORTIC and ORTF II, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met sixteen times during 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
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
We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
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
As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
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
(e)pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)acts as a liaison between our independent registered public accounting firm and the Board.
The Audit Committee had eight formal meetings in 2022.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2022.
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
In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:
•whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and
•whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrockbdcs.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockbdcs.com as well as file a Form 8-K with the Securities and Exchange Commission.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	50	Chief Compliance Officer	2018
Bryan Cole	38	Chief Financial Officer and Chief Operating Officer	2017
Neena Reddy	45	Vice President and Secretary	2019
Alan Kirshenbaum	51	Executive Vice President	2020
Jonathan Lamm	48	Vice President	2021
Matthew Swatt	34	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	40	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Jennifer McMillon	45	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2022

The address for each of our executive officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.
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
Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the Company, ORCC III, ORCIC and ORTIC, and as the Chief Accounting Officer of ORCC, ORTF and ORTF II. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
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
The Investment Team performs a similar role for ORCC, ORCC III and ORCIC, and certain members of the Investment Team also perform a similar role for ORTF, ORTF II and ORTIC, from which the Adviser and its affiliates may receive incentive fees. See "ITEM 1. BUSINESS – Affiliated Transactions" for a description of the Owl Rock Advisers' allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See "ITEM 1A. RISK FACTORS — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us." for a discussion of potential conflicts of interests.

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
In addition to managing our investments, as of December 31, 2022, Messrs. Ostrover, Packer, Lipschultz, Maged and Walwyn, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,584.9
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$3,552.7
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,663.4
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$11,036.4
Owl Rock Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$2,513.8
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology lending	$2,043.6
As of December 31, 2022, our portfolio managers also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the “Owl Rock Clients”) with a total of approximately $7.1 billion in gross assets.
The management and incentive fees payable by the Owl Rock Clients are based on the gross assets or net assets and performance, respectively, of each Owl Rock Client.
Biographical information regarding the members of the Investment Committee, who is not a director or executive officer of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover has served on the boards of directors of ORCC and the Company from 2016-2021, on the board of directors of ORTF from 2018-2021, and on the boards of directors of ORCC III and ORCIC from 2020-2021. In addition, since April 2020, Mr. Ostrover has served on the board of Jaws Acquisition Corp. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from New York University Stern School of Business.

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
Alexis Maged
Mr. Maged is a Managing Director in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and as Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.
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

The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 1, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term "Fund Complex" is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	None	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	None	over $100,000
Jeff Walwyn	None	None
______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net public offering price of $8.98 per share of the Company times the number of shares beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock as of February 23, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the investment committee member, (2) the current net asset value per share of Owl Rock Capital Corporation III's common stock, multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the investment committee member, (3) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock, beneficially owned by the investment committee member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the investment committee member, (5) the current net asset value per share of Owl Rock Technology Finance Corp. II's common stock, multiplied by the number of shares of Owl Rock Technology Finance Corp. II's common stock beneficially owned by the investment committee member, (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the investment committee member and (7) the total dollar range of equity securities in the Company beneficially owned by the investment committee member.

Item 11. Executive Compensation.
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$242,500	$242,500	$1,533,749
Christopher M. Temple	$240,000	$240,000	$1,504,587
Eric Kaye	$235,000	$235,000	$1,417,984
Brian Finn(1)	$35,253	$35,253	$202,067
Melissa Weiler	$220,000	$220,000	$1,382,115
Victor Woolridge	$220,000	$220,000	$1,394,615
______________
(1)Mr. Finn resigned from the Board on February 23, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 1, 2023 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 147,391,703 shares of our common stock outstanding as of March 1, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	116,667	*
Independent Directors
Edward D'Alelio	—	—%
Eric Kaye	—	—%
Christopher M. Temple	—	—%
Melissa Weiler	—	—%
Victor Woolridge	—	—%
Executive Officers
Karen Hager	—	—%
Bryan Cole	—	—%
Neena Reddy	—	—%
Alan Kirshenbaum	13,889	*
Jonathan Lamm	—	—%
Matthew Swatt	—	—%
Shari Withem	—	—%
Jennifer McMillon	—	—%
All officers and directors as a group (14 persons)(1)	130,556	*
______________
*Less than 1%.
(1)The address for each of the directors and officers is c/o Owl Rock Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 1, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Owl Rock Capital Corporation, Owl Rock Capital Corporation II, Owl Rock Core Income Corp., Owl Rock Technology Finance Corp., Owl Rock Technology Finance Corp. II and Owl Rock Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Owl Rock Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	over $100,000
______________
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net asset price per share by the number of equity securities beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (a) the product obtained by multiplying the current net asset value per share of the Owl Rock Technology Finance Corp. times the number of shares of Owl Rock Technology Finance Corp. beneficially owned, (b) the product obtained by multiplying the current net offering price of Owl Rock Core Income Corp., times the number of shares of Owl Rock Core Income Corp. beneficially owned, (c) the product obtained by multiplying the current net asset value per share of Owl Rock Capital Corporation III times the number of shares of Owl Rock Capital Corporation III beneficially owned, (d) the product obtained by multiplying the current net asset value per share of the Owl Rock Technology Finance Corp. II times the number of shares of Owl Rock Technology Finance Corp. II beneficially owned, (e) the product obtained by multiplying the current net offering price of Owl Rock Core Technology Income Corp., times the number of shares of Owl Rock Core Technology Income Corp. beneficially owned, (f) the product obtained by multiplying the closing price of Owl Rock Capital Corporation common stock as of March 1, 2023 by the number of shares of Owl Rock Capital Corporation beneficially owned, and (g) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Owl Rock Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC (formerly, Owl Rock Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its investment committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Owl Rock Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At times we may compete with the Owl Rock Clients for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Owl Rock Clients. This can create a potential conflict when allocating investment opportunities among us and such other Owl Rock Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Owl Rock Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

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
Exemptive Relief
We, the Adviser and certain of our affiliates have been granted an order for exemptive relief (the “Order”) by the SEC to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, the Owl Rock Advisers' investment allocation policy incorporates the conditions of the Order. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients that could avail themselves of the Order and that have investment objective similar to ours.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.
Material Non-Public Information
Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
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
Item 14. Principal Accounting Fees and Services.
KPMG LLP has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and December 31, 2022. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2022 and December 31, 2021:

	For the Fiscal Year ended December 31, 2022	For the Fiscal Year ended December 31, 2021
Audit Fees(1)	$784,500	$782,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	240,860	228,415
All Other Fees(4)	—	—
Total Fees	$1,025,360	$1,010,415
______________
(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."
(3)“Tax Fees” are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other then those stated above.
Pre-Approval Policies and Procedures
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
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

10.37
Amendment No. 2 to Credit Agreement, dated as of March 25, 2022, among ORCC II Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2022).

10.38
Third Amended and Restated Credit Agreement, dated as of May 6, 2022, by and among ORCC II Financing LLC and OR Lending II LLC, as Borrowers, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent, and Cortland Capital Market Services LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2022).

10.39	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2022).
14.1*	Code of Ethics
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
*Filed herewith.
**Furnished herewith.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: March 3, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 3, 2023.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Bryan Cole	Chief Financial Officer and Chief Operating Officer
Bryan Cole

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Shari Withem

/s/ Jennifer McMillon	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Jennifer McMillon