Form 10-Q
period 2023-03-31
Owl Rock Capital Corp II
filed 2023-05-11
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023, the registrant had 145,675,839 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

Item 1. Consolidated Financial Statements.
Owl Rock Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,203,263 and $2,255,113 respectively)	$2,199,867	$2,239,445
Non-controlled, affiliated investments (amortized cost of $24,920 and $13,839, respectively)	31,171	20,047
Total investments at fair value (amortized cost of $2,228,183 and $2,268,952, respectively)	2,231,038	2,259,492
Cash	80,434	44,219
Foreign cash (cost of $659 and $3,020, respectively)	660	3,056
Interest receivable	18,875	18,769
Prepaid expenses and other assets	1,108	914
Total Assets	$2,332,115	$2,326,450
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,388 and $3,550, respectively)	$995,834	$996,673
Payables to affiliates	22,382	16,827
Accrued expenses and other liabilities	22,726	16,689
Total Liabilities	1,040,942	1,030,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 145,173,088 and 146,505,284 shares issued and outstanding, respectively	1,452	1,465
Additional paid-in-capital	1,299,763	1,311,619
Accumulated undistributed (overdistributed) earnings	(10,042)	(16,823)
Total Net Assets	1,291,173	1,296,261
Total Liabilities and Net Assets	$2,332,115	$2,326,450
Net Asset Value Per Share	$8.89	$8.85
______________
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$55,205	$40,863
Payment-in-kind interest income	7,041	4,037
Dividend income	3,984	2,535
Other income	464	740
Total investment income from non-controlled, non-affiliated investments	66,694	48,175
Investment income from non-controlled, affiliated investments:
Interest income	260	184
Dividend income	221	—
Other Income	48	20
Total investment income from non-controlled, affiliated investments	529	204
Total Investment Income	67,223	48,379
Operating Expenses
Interest expense	15,934	10,257
Management fee	8,504	9,084
Performance based incentive fees	6,946	3,357
Professional fees	1,268	1,393
Directors' fees	195	314
Other general and administrative	767	721
Total Operating Expenses	33,614	25,126
Recoupment of expense support (Note 3)	5,857	—
Net Operating Expenses	39,471	25,126
Net Investment Income (Loss) Before Taxes	27,752	23,253
Income tax expense (benefit), including excise tax expense (benefit)	864	269
Net Investment Income (Loss)	$26,888	$22,984
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$11,014	$(12,292)
Non-controlled, affiliated investments	44	(8)
Income tax (provision) benefit	(94)	—
Translation of assets and liabilities in foreign currencies	1,221	(1,419)
Total Net Change in Unrealized Gain (Loss)	12,185	(13,719)
Net realized gain (loss):
Non-controlled, non-affiliated investments	(7,752)	795
Foreign currency transactions	14	(55)
Total Net Realized Gain (Loss)	(7,738)	740
Total Net Realized and Change in Unrealized Gain (Loss)	4,447	(12,979)
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,335	$10,005
Earnings Per Share - Basic and Diluted	$0.21	$0.07
Weighted Average Shares Outstanding - Basic and Diluted	146,892,513	151,788,770

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (7)(22)(23)	First lien senior secured loan	L +	5.50%	08/2028	$926	$911	$926	0.1	%
Global Music Rights, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.50%	08/2027	—	(1)	—	—	%
					926	910	926	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (7)(23)	First lien senior secured loan	L +	7.25%	01/2025	37,445	37,192	36,509	2.8	%
Peraton Corp. (15)(18)(23)	Second lien senior secured loan	S +	7.75%	02/2029	14,562	14,386	14,125	1.1	%
Valence Surface Technologies LLC (15)(22)(23)	First lien senior secured loan	S +	7.75% (3.88% PIK)	06/2025	32,522	32,330	26,018	2.0	%
Valence Surface Technologies LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	7.75%	06/2025	2,642	2,628	2,111	0.2	%
					87,171	86,536	78,763	6.1	%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited (10)(20)(22)(23)	Unsecured facility	SA +	6.00% PIK	08/2025	6,069	6,481	6,069	0.5	%
Hg Genesis 9 SumoCo Limited (12)(20)(22)(23)	Unsecured facility	E +	7.00% PIK	03/2027	1,057	1,066	1,057	0.1	%
Hg Saturn Luchaco Limited (10)(20)(22)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	26,020	28,478	25,759	2.0	%
					33,146	36,025	32,885	2.6	%
Buildings and real estate
Associations, Inc. (15)(23)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	54,319	53,940	54,319	4.2	%
Associations, Inc. (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	06/2024	86	84	86	—	%
Associations, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	07/2027	—	(44)	—	—	%
REALPAGE, INC. (6)(18)(23)	Second lien senior secured loan	L +	6.50%	04/2029	6,500	6,421	6,118	0.5	%
					60,905	60,401	60,523	4.7	%
Business services
Access CIG, LLC (7)(23)	Second lien senior secured loan	L +	7.75%	02/2026	24,564	24,504	24,502	1.9	%
CIBT Global, Inc. (7)(22)(23)(28)	First lien senior secured loan	L +	5.25% (4.25% PIK)	06/2025	159	109	92	—	%
CIBT Global, Inc. (7)(22)(23)(28)	Second lien senior secured loan	L +	7.75% PIK	12/2025	11,237	4,717	1,068	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(23)	First lien senior secured loan	L +	5.75%	09/2028	5,921	5,824	5,891	0.5	%
Denali BuyerCo, LLC (dba Summit Companies) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.75%	09/2027	—	(1)	(1)	—	%
Diamondback Acquisition, Inc. (dba Sphera) (6)(22)(23)	First lien senior secured loan	L +	5.50%	09/2028	631	620	624	—	%
Diamondback Acquisition, Inc. (dba Sphera) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	—	(1)	—	—	%
Entertainment Benefits Group, LLC (14)(22)(23)	First lien senior secured loan	S +	4.75%	05/2028	860	853	860	0.1	%
Entertainment Benefits Group, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	4.75%	04/2027	44	43	44	—	%
Gainsight, Inc. (7)(22)(23)	First lien senior secured loan	L +	6.75% PIK	07/2027	5,669	5,602	5,613	0.4	%
Gainsight, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.25%	07/2027	—	(11)	(9)	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group) (7)(23)	First lien senior secured loan	L +	6.50%	12/2026	28,199	27,913	28,199	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	12/2026	357	326	357	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(25)	Unsecured notes		0.48% PIK	12/2029	825	825	825	0.1	%
Kaseya Inc. (15)(22)(23)	First lien senior secured loan	S +	5.75%	06/2029	535	525	534	—	%
Kaseya Inc. (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	06/2024	—	—	—	—	%
Kaseya Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	06/2029	—	(1)	—	—	%
KPSKY Acquisition, Inc. (dba BluSky) (14)(22)(23)	First lien senior secured loan	S +	5.50%	10/2028	986	969	969	0.1	%
					79,987	72,816	69,568	5.4	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (6)(23)	Second lien senior secured loan	L +	7.75%	11/2028	22,500	22,241	22,163	1.7	%
Douglas Products and Packaging Company LLC (15)(22)(23)	First lien senior secured loan	S +	7.00%	06/2025	3,409	3,379	3,383	0.2	%
Douglas Products and Packaging Company LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	7.00%	06/2025	—	(4)	(3)	0.0	%
Gaylord Chemical Company, L.L.C. (7)(23)	First lien senior secured loan	L +	6.50%	03/2027	27,175	26,980	27,175	2.1	%
Gaylord Chemical Company, L.L.C. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.50%	03/2026	—	(16)	—	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (8)(22)(23)	First lien senior secured loan	L +	5.75%	04/2027	6,025	5,926	6,025	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	04/2026	74	69	74	—	%
					59,183	58,575	58,817	4.5	%
Consumer products
Conair Holdings LLC (7)(23)	Second lien senior secured loan	L +	7.50%	05/2029	45,000	44,397	41,400	3.2	%
Feradyne Outdoors, LLC (16)(22)(23)	First lien senior secured loan	S +	6.25%	02/2024	742	742	701	0.1	%
Foundation Consumer Brands, LLC (7)(22)(23)	First lien senior secured loan	L +	5.50%	02/2027	840	840	840	0.1	%
Lignetics Investment Corp. (7)(23)	First lien senior secured loan	L +	6.00%	11/2027	10,907	10,798	10,743	0.8	%
Lignetics Investment Corp. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	10/2026	784	771	762	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (16)(22)(23)	First lien senior secured loan	S +	5.25%	03/2029	749	736	723	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.25%	03/2024	—	(1)	(4)	—	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	03/2029	40	39	38	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (15)(23)	First lien senior secured loan	S +	5.50%	03/2026	46,144	45,654	44,414	3.3	%
WU Holdco, Inc. (dba Weiman Products, LLC) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	03/2025	1,831	1,791	1,699	0.1	%
					107,037	105,767	101,316	7.8	%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (15)(22)(23)	First lien senior secured loan	S +	6.40%	10/2028	763	756	763	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.40%	09/2027	—	(1)	—	—	%
Fortis Solutions Group, LLC (6)(22)(23)	First lien senior secured loan	L +	5.50%	10/2028	899	884	879	0.1	%
Fortis Solutions Group, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	10/2027	12	11	10	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	895	886	895	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	05/2028	17	16	17	—	%
Pregis Topco LLC (6)(23)	Second lien senior secured loan	L +	7.06%	08/2029	30,000	29,573	29,770	2.3	%
					32,586	32,125	32,334	2.6	%
Distribution
ABB/Con-cise Optical Group LLC (8)(22)(23)	First lien senior secured loan	L +	7.50%	02/2028	897	885	876	0.1	%
ABB/Con-cise Optical Group LLC (8)(22)(23)(32)	First lien senior secured revolving loan	L +	7.50%	02/2028	90	88	90	—	%
Aramsco, Inc. (6)(23)	First lien senior secured loan	L +	5.25%	08/2024	10,169	10,108	10,143	0.8	%
Aramsco, Inc. (9)(22)(23)(32)	First lien senior secured revolving loan	P +	4.25%	08/2024	626	620	623	—	%
Endries Acquisition, Inc. (14)(23)	First lien senior secured loan	S +	6.25%	12/2025	26,333	26,128	26,333	2.0	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (15)(23)	First lien senior secured loan	S +	6.25%	11/2025	30,257	29,962	30,257	2.3	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.25%	11/2024	—	(32)	—	—	%
Offen, Inc. (14)(23)	First lien senior secured loan	S +	5.11%	06/2026	4,670	4,647	4,670	0.4	%
					73,042	72,406	72,992	5.6	%
Education
Learning Care Group (US) No. 2 Inc. (7)(23)	Second lien senior secured loan	L +	7.50%	03/2026	5,393	5,348	5,312	0.4	%
Pluralsight, LLC (7)(23)	First lien senior secured loan	L +	8.00%	04/2027	20,640	20,481	20,331	1.6	%
Pluralsight, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L +	8.00%	04/2027	647	638	628	—	%
					26,680	26,467	26,271	2.0	%
Financial services
Adenza Group, Inc. (6)(23)	First lien senior secured loan	L +	5.75%	12/2027	42,910	42,537	42,481	3.3	%
Adenza Group, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	5.75%	07/2023	—	(8)	—	—	%
Adenza Group, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(23)	(35)	—	%
Blackhawk Network Holdings, Inc. (7)(23)	Second lien senior secured loan	L +	7.00%	06/2026	18,777	18,702	18,730	1.5	%
Muine Gall, LLC (8)(20)(22)(23)	First lien senior secured loan	L +	7.00% PIK	09/2024	55,637	56,018	55,498	4.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(23)	First lien senior secured loan	L +	5.75%	09/2025	3,300	3,286	3,275	0.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	780	771	775	0.1	%
NMI Acquisitionco, Inc. (dba Network Merchants) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.75%	09/2025	—	(2)	(2)	—	%
Smarsh Inc. (16)(22)(23)	First lien senior secured loan	S +	6.50%	02/2029	762	755	758	0.1	%
Smarsh Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50%	02/2024	95	94	95	—	%
Smarsh Inc. (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	02/2029	2	1	1	—	%
					122,263	122,131	121,576	9.6	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (7)(22)(23)	Second lien senior secured loan	L +	7.00%	09/2029	5,000	4,964	4,950	0.4	%
BP Veraison Buyer, LLC (dba Sun World) (15)(23)	First lien senior secured loan	S +	5.50%	05/2027	14,339	14,210	14,267	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.50%	05/2023	—	(5)	—	—	%
BP Veraison Buyer, LLC (dba Sun World) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.50%	05/2027	—	(16)	(9)	—	%
H-Food Holdings, LLC (6)(18)(23)	First lien senior secured loan	L +	4.00%	05/2025	1	1	1	—	%
H-Food Holdings, LLC (6)(23)	Second lien senior secured loan	L +	7.00%	03/2026	18,200	17,994	15,196	1.0	%
Hissho Sushi Merger Sub LLC (15)(22)(23)	First lien senior secured loan	S +	5.75%	05/2028	899	891	899	0.1	%
Hissho Sushi Merger Sub LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	05/2028	5	4	5	—	%
Hometown Food Company (6)(23)	First lien senior secured loan	L +	5.00%	08/2023	1,464	1,461	1,464	0.1	%
Hometown Food Company (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.00%	08/2023	—	(1)	—	—	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (14)(22)(23)	First lien senior secured loan	S +	6.25%	03/2027	1,000	984	983	0.1	%
Nellson Nutraceutical, LLC (15)(23)	First lien senior secured loan	S +	5.75%	12/2025	25,933	25,677	25,673	2.0	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (6)(23)	First lien senior secured loan	L +	7.00%	09/2026	32,107	31,802	27,371	2.1	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (6)(22)(23)	First lien senior secured revolving loan	L +	7.00%	09/2025	2,353	2,335	2,006	0.2	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (14)(23)	First lien senior secured loan	S +	4.50%	07/2025	4,811	4,775	4,522	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	4.50%	07/2025	847	845	787	0.1	%
Shearer's Foods, LLC (6)(23)	Second lien senior secured loan	L +	7.75%	09/2028	40,000	39,700	39,900	3.1	%
Ultimate Baked Goods Midco, LLC (14)(23)	First lien senior secured loan	S +	6.50%	08/2027	16,294	15,978	15,968	1.2	%
Ultimate Baked Goods Midco, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	08/2027	250	214	210	—	%
					163,503	161,813	154,193	11.9	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (15)(22)(23)	Second lien senior secured loan	S +	6.50%	02/2030	1,000	982	967	0.1	%
CSC MKG Topco LLC (dba Medical Knowledge Group) (14)(22)(23)	First lien senior secured loan	S +	5.75%	02/2029	848	833	835	0.1	%
Nelipak Holding Company (7)(23)	First lien senior secured USD term loan	L +	4.25%	07/2026	272	269	271	—	%
Nelipak Holding Company (7)(22)(23)(32)	First lien senior secured USD revolving loan	L +	4.25%	07/2024	304	299	302	—	%
Nelipak Holding Company (11)(22)(23)(32)	First lien senior secured EUR revolving loan	E +	4.50%	07/2024	208	191	206	—	%
Nelipak Holding Company (7)(23)	Second lien senior secured USD term loan	L +	8.25%	07/2027	7,994	7,919	7,974	0.6	%
Nelipak Holding Company (12)(22)(23)	Second lien senior secured EUR term loan	E +	8.50%	07/2027	7,790	7,949	7,732	0.6	%
Packaging Coordinators Midco, Inc. (7)(23)	Second lien senior secured loan	L +	7.00%	12/2029	37,269	36,661	35,499	2.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (15)(20)(23)	First lien senior secured loan	S +	6.75%	01/2028	25,456	25,139	25,074	1.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (20)(22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.75%	01/2026	—	(31)	(40)	—	%
Rhea Parent, Inc. (15)(22)(23)	First lien senior secured loan	S +	5.75%	02/2029	768	755	756	0.1	%
					81,909	80,966	79,576	6.1	%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (6)(22)(23)	First lien senior secured loan	L +	5.50%	03/2025	997	997	987	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (15)(23)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	19,538	19,363	19,049	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,459	1,436	1,417	0.1	%
Natural Partners, LLC (15)(20)(22)(23)	First lien senior secured loan	S +	6.00%	11/2027	922	907	910	0.1	%
Natural Partners, LLC (20)(22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(1)	—	%
OB Hospitalist Group, Inc. (15)(22)(23)	First lien senior secured loan	S +	5.50%	09/2027	18,355	18,065	18,125	1.4	%
OB Hospitalist Group, Inc. (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,133	1,089	1,097	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (15)(22)(23)	First lien senior secured loan	S +	9.50% PIK	09/2028	11,589	11,400	11,328	0.9	%
Pacific BidCo Inc. (15)(20)(22)(23)	First lien senior secured loan	S +	5.75%	08/2029	1,718	1,678	1,692	0.1	%
Pacific BidCo Inc. (19)(20)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	—	—	%
Phoenix Newco, Inc. (dba Parexel) (6)(22)(23)	Second lien senior secured loan	L +	6.50%	11/2029	35,000	34,695	34,650	2.7	%
Plasma Buyer LLC (dba PathGroup) (15)(22)(23)	First lien senior secured loan	S +	5.75%	05/2029	677	665	667	0.1	%
Plasma Buyer LLC (dba PathGroup) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(2)	(1)	—	%
Plasma Buyer LLC (dba PathGroup) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	05/2028	—	(1)	(1)	—	%
Premier Imaging, LLC (dba LucidHealth) (6)(23)	First lien senior secured loan	L +	6.00%	01/2025	7,577	7,525	7,501	0.6	%
Quva Pharma, Inc. (7)(23)	First lien senior secured loan	L +	5.50%	04/2028	11,641	11,372	11,466	0.9	%
Quva Pharma, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	04/2026	780	759	762	0.1	%
Tivity Health, Inc. (15)(22)(23)	First lien senior secured loan	S +	6.00%	06/2029	995	972	987	0.1	%
Unified Women's Healthcare, LP (14)(22)(23)	First lien senior secured loan	S +	5.25%	06/2029	894	888	894	0.1	%
Unified Women's Healthcare, LP (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.25%	06/2024	—	—	—	—	%
Unified Women's Healthcare, LP (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	(1)	—	—	%
Vermont Aus Pty Ltd (15)(20)(22)(23)	First lien senior secured loan	S +	5.50%	03/2028	990	969	973	0.1	%
					114,265	112,773	112,502	9.0	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(22)(23)	First lien senior secured loan	L +	5.75%	08/2028	596	588	584	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(2)	(3)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	08/2026	11	11	10	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Bracket Intermediate Holding Corp. (7)(18)(22)(23)	First lien senior secured loan	L +	4.25%	09/2025	73	70	71	—	%
Bracket Intermediate Holding Corp. (15)(23)	Second lien senior secured loan	S +	8.13%	09/2026	3,750	3,711	3,694	0.3	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)	First lien senior secured loan	S +	6.00%	10/2028	915	899	896	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2027	7	6	6	—	%
Imprivata, Inc. (14)(22)(23)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	867	0.1	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(23)	First lien senior secured loan	S +	6.50%	08/2026	39,165	38,856	38,676	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(22)(23)	First lien senior secured revolving loan	S +	6.50%	08/2026	1,530	1,520	1,511	0.1	%
Interoperability Bidco, Inc. (dba Lyniate) (15)(22)(23)	First lien senior secured loan	S +	7.00%	12/2026	14,204	14,130	14,098	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	7.00%	12/2024	339	329	330	—	%
Ocala Bidco, Inc. (7)(23)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	33,465	32,790	32,796	2.5	%
Ocala Bidco, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	—	(45)	(34)	—	%
Ocala Bidco, Inc. (7)(22)(23)	Second lien senior secured loan	L +	10.50% PIK	11/2033	23,429	23,050	23,136	1.8	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,840	9,875	0.8	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,920	4,950	0.4	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	788	866	778	0.1	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	2,061	2,261	2,040	0.2	%
					136,215	134,674	134,281	10.5	%
Household products
Aptive Environmental, LLC (22)(23)(25)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,103	2,644	2,871	0.2	%
HGH Purchaser, Inc. (dba Horizon Services) (15)(23)	First lien senior secured loan	S +	6.50%	11/2025	26,713	26,488	26,580	2.1	%
HGH Purchaser, Inc. (dba Horizon Services) (15)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	6.50%	11/2023	7,897	7,844	7,856	0.5	%
HGH Purchaser, Inc. (dba Horizon Services) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	11/2025	3,280	3,255	3,261	0.3	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(22)(23)	First lien senior secured loan	S +	5.75%	04/2029	520	511	518	—	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	81	77	80	—	%
Mario Purchaser, LLC (dba Len the Plumber) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	04/2028	—	(1)	—	—	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (14)(22)(23)	Unsecured facility	S +	10.75% PIK	04/2032	170	165	168	—	%
SimpliSafe Holding Corporation (14)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	819	805	813	0.1	%
SimpliSafe Holding Corporation (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	—	(1)	—	—	%
					42,583	41,787	42,147	3.2	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc. (6)(22)(23)	Second lien senior secured loan	L +	6.50%	10/2029	16,667	16,451	16,000	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (7)(22)(23)	First lien senior secured loan	L +	6.00%	09/2028	9,138	8,988	9,070	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.00%	09/2027	—	(11)	(5)	—	%
					25,805	25,428	25,065	1.9
Infrastructure and environmental services
LineStar Integrity Services LLC (16)(23)	First lien senior secured loan	S +	7.25%	02/2026	8,450	8,486	8,027	0.6	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)	First lien senior secured loan	S +	5.50%	03/2028	680	668	672	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	03/2028	19	17	17	—	%
					9,149	9,171	8,716	0.7	%
Insurance
Alera Group, Inc. (14)(23)	First lien senior secured loan	S +	6.00%	10/2028	7,351	7,216	7,333	0.6	%
Ardonagh Midco 2 PLC (20)(22)(23)(25)	Unsecured notes		11.50%	01/2027	640	637	584	—	%
Ardonagh Midco 3 PLC (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	7.25%	07/2026	6,302	6,362	6,300	0.5	%
Ardonagh Midco 3 PLC (13)(20)(22)(23)	First lien senior secured EUR term loan	E +	7.25%	07/2026	534	541	534	—	%
Ardonagh Midco 3 PLC (16)(20)(22)(23)	First lien senior secured USD term loan	S +	6.00%	07/2026	1,440	1,420	1,433	0.1	%
Ardonagh Midco 3 PLC (20)(22)(23)	First lien senior secured GBP delayed draw term loan		6.00%	07/2026	—	—	—	—	%
Brightway Holdings, LLC (14)(22)(23)	First lien senior secured loan	S +	6.50%	12/2027	4,429	4,383	4,340	0.3	%
Brightway Holdings, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	12/2027	158	153	147	—	%
Evolution BuyerCo, Inc. (dba SIAA) (15)(23)	First lien senior secured loan	S +	6.25%	04/2028	29,431	29,104	29,136	2.3	%
Evolution BuyerCo, Inc. (dba SIAA) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(22)	(22)	—	%
Integrity Marketing Acquisition, LLC (7)(23)	First lien senior secured loan	L +	5.80%	08/2025	27,218	27,013	27,218	2.1	%
Integrity Marketing Acquisition, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.80%	08/2025	—	(11)	—	—	%
Norvax, LLC (dba GoHealth) (14)(23)	First lien senior secured loan	S +	7.50%	09/2025	16,976	16,633	16,764	1.3	%
Norvax, LLC (dba GoHealth) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	09/2024	—	(12)	(34)	—	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (8)(23)	First lien senior secured loan	L +	6.00%	11/2028	22,596	22,414	22,596	1.8	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(8)	—	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (22)(23)(25)	First lien senior secured loan		9.00% PIK	10/2031	24,332	22,475	22,142	1.7	%
Tempo Buyer Corp. (dba Global Claims Services) (15)(22)(23)	First lien senior secured loan	S +	5.50%	08/2028	694	682	681	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.50%	08/2023	—	(2)	(1)	—	%
Tempo Buyer Corp. (dba Global Claims Services) (9)(22)(23)(32)	First lien senior secured revolving loan	P +	4.50%	08/2027	32	30	30	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
THG Acquisition, LLC (dba Hilb) (6)(23)	First lien senior secured loan	L +	5.75%	12/2026	24,850	24,489	24,602	1.9	%
THG Acquisition, LLC (dba Hilb) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	12/2025	312	291	293	—	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (15)(22)(23)	First lien senior secured loan	S +	5.50%	07/2027	1,664	1,638	1,643	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.50%	07/2027	—	(3)	(2)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (6)(22)(23)	First lien senior secured loan	L +	9.50% PIK	07/2028	1,595	1,573	1,583	0.1	%
					170,554	166,996	167,300	12.9	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (6)(20)(23)	First lien senior secured loan	L +	6.50%	05/2025	10,673	10,610	10,673	0.8	%
3ES Innovation Inc. (dba Aucerna) (6)(20)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	05/2025	300	297	300	—	%
Anaplan, Inc. (14)(23)	First lien senior secured loan	S +	6.50%	06/2029	13,508	13,384	13,508	1.0	%
Anaplan, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(8)	—	—	%
Apptio, Inc. (7)(22)(23)	First lien senior secured loan	L +	5.00%	01/2025	7,364	7,311	7,364	0.6	%
Apptio, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	01/2025	441	438	441	—	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)	First lien senior secured loan	L +	7.75% PIK	10/2028	17,170	16,890	16,911	1.1	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	6.75%	10/2027	248	227	229	—	%
BCPE Nucleon (DE) SPV, LP (8)(20)(22)(23)	First lien senior secured loan	L +	7.00%	09/2026	35,556	35,203	35,467	2.7	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (15)(22)(23)	First lien senior secured loan	S +	8.00% PIK	12/2026	10,262	10,186	10,262	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	7.00%	12/2026	—	(15)	—	—	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (7)(22)(23)	First lien senior secured loan	L +	5.50%	08/2027	2,453	2,406	2,312	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	552	539	509	—	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	08/2027	166	163	156	—	%
Centrify Corporation (7)(22)(23)	First lien senior secured loan	L +	6.00%	03/2028	13,038	12,791	12,941	1.0	%
Centrify Corporation (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	03/2027	673	647	663	0.1	%
CivicPlus, LLC (7)(22)(23)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	2,490	2,470	2,490	0.2	%
CivicPlus, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.25%	08/2027	—	(2)	—	—	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (16)(22)(23)	Unsecured notes	S +	11.75% PIK	06/2034	454	442	452	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (15)(23)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,848	37,200	2.9	%
EET Buyer, Inc. (dba e-Emphasys) (8)(22)(23)	First lien senior secured loan	L +	5.25%	11/2027	900	893	900	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(1)	—	—	%
Forescout Technologies, Inc. (7)(22)(23)	First lien senior secured loan	L +	9.28% PIK	08/2026	14,305	14,186	14,290	1.1	%
Forescout Technologies, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	8.00%	07/2024	—	(28)	—	—	%
Forescout Technologies, Inc. (7)(22)(23)	First lien senior secured revolving loan	L +	8.50%	08/2025	700	694	700	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Genesis Acquisition Co. (dba Procare Software) (8)(23)	First lien senior secured loan	L +	3.75%	07/2024	1,988	1,978	1,959	0.2	%
Genesis Acquisition Co. (dba Procare Software) (8)(22)(23)	First lien senior secured revolving loan	L +	3.75%	07/2024	293	292	289	—	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (6)(20)(22)(23)	First lien senior secured loan	L +	7.50%	04/2026	14,544	14,295	14,544	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (20)(22)(23)(32)(33)	First lien senior secured revolving loan	L +	7.50%	04/2026	—	(70)	—	—	%
Hyland Software, Inc. (6)(18)(22)(23)	Second lien senior secured loan	L +	6.25%	07/2025	12,145	12,138	11,560	0.9	%
Litera Bidco LLC (14)(23)	First lien senior secured loan	S +	5.82%	05/2026	26,112	25,895	26,088	2.0	%
Litera Bidco LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.50%	05/2026	—	(5)	(3)	—	%
MessageBird BidCo B.V. (6)(20)(23)	First lien senior secured loan	L +	6.75%	05/2027	16,000	15,740	15,720	1.2	%
MINDBODY, Inc. (6)(23)	First lien senior secured loan	L +	7.00%	02/2025	11,936	11,887	11,876	0.9	%
MINDBODY, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	7.00%	02/2025	—	(3)	(5)	—	%
Ministry Brands Holdings, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	12/2028	699	687	685	0.1	%
Ministry Brands Holdings, LLC (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	29	26	26	—	%
Ministry Brands Holdings, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	12/2027	17	16	16	—	%
Proofpoint, Inc. (6)(22)(23)	Second lien senior secured loan	L +	6.25%	08/2029	4,900	4,879	4,606	0.4	%
QAD, Inc. (6)(22)(23)	First lien senior secured loan	L +	6.00%	11/2027	4,384	4,314	4,286	0.3	%
QAD, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(9)	(13)	—	%
Securonix, Inc. (15)(22)(23)	First lien senior secured loan	S +	6.50%	04/2028	847	840	835	0.1	%
Securonix, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	04/2028	—	(1)	(2)	—	%
Tahoe Finco, LLC (6)(20)(22)(23)	First lien senior secured loan	L +	6.00%	09/2028	23,256	23,063	22,965	1.8	%
Tahoe Finco, LLC (20)(22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(13)	(22)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(23)	First lien senior secured loan	L +	5.75%	06/2028	13,698	13,590	13,561	1.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	839	831	830	0.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	06/2027	516	511	508	—	%
When I Work, Inc. (7)(22)(23)	First lien senior secured loan	L +	7.00% PIK	11/2027	818	811	803	0.1	%
When I Work, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	11/2027	14	13	12	—	%
					304,288	301,276	298,892	23.0	%
Leisure and entertainment
Troon Golf, L.L.C. (16)(23)	First lien senior secured loan	S +	5.75%	08/2027	60,564	60,331	60,564	4.7	%
Troon Golf, L.L.C. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	08/2026	—	(16)	—	—	%
					60,564	60,315	60,564	4.7	%
Manufacturing
BCPE Watson (DE) ORML, LP (16)(20)(22)(23)	First lien senior secured loan	S +	6.50%	07/2028	1,000	991	993	0.1	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (6)(22)(23)	Second lien senior secured loan	L +	8.25%	12/2028	6,300	6,176	6,205	0.4	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Ideal Tridon Holdings, Inc. (7)(23)	First lien senior secured loan	L +	5.25%	07/2024	13,466	13,388	13,466	1.0	%
Ideal Tridon Holdings, Inc. (6)(23)(32)	First lien senior secured revolving loan	L +	5.25%	07/2023	854	854	854	0.1	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (14)(23)	First lien senior secured loan	S +	6.00%	07/2027	20,841	20,681	20,737	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	07/2027	250	237	241	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(22)(23)	First lien senior secured loan	L +	4.50%	07/2026	194	185	189	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(23)	Second lien senior secured loan	L +	8.75%	07/2027	28,000	26,741	27,440	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (14)(23)	First lien senior secured loan	S +	4.50%	06/2026	3,436	3,419	3,376	0.3	%
Sonny's Enterprises LLC (15)(23)	First lien senior secured loan	S +	6.75%	08/2026	44,274	43,785	44,274	3.4	%
Sonny's Enterprises LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.75%	08/2025	—	(25)	—	—	%
					118,615	116,432	117,775	9.0	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (15)(23)	First lien senior secured loan	S +	7.00%	05/2026	7,856	7,800	7,738	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(2)	(8)	—	%
Zenith Energy U.S. Logistics Holdings, LLC (6)(23)	First lien senior secured loan	L +	5.50%	12/2024	6,108	6,051	6,108	0.5	%
					13,964	13,849	13,838	1.1	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (8)(23)	First lien senior secured loan	L +	5.75%	07/2024	18,526	18,441	18,480	1.4	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (8)(22)(23)(32)	First lien senior secured revolving loan	L +	4.75%	07/2024	308	299	302	—	%
Apex Group Treasury, LLC (7)(20)(22)(23)	Second lien senior secured loan	L +	6.75%	07/2029	11,618	11,452	11,269	0.9	%
Apex Service Partners, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	07/2025	992	981	989	0.1	%
Apex Service Partners, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.25%	07/2025	25	24	25	—	%
Gerson Lehrman Group, Inc. (15)(23)	First lien senior secured loan	S +	5.25%	12/2024	4,486	4,471	4,486	0.3	%
Gerson Lehrman Group, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.25%	12/2024	—	(6)	—	—	%
Guidehouse Inc. (14)(22)(23)	First lien senior secured loan	S +	6.25%	10/2028	918	911	914	0.1	%
Relativity ODA LLC (6)(23)	First lien senior secured loan	L +	7.50% PIK	05/2027	17,123	16,960	17,122	1.2	%
Relativity ODA LLC (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.50%	05/2027	—	(15)	—	—	%
					53,996	53,518	53,587	4.0	%
Specialty retail
Galls, LLC (7)(23)	First lien senior secured loan	L +	6.75% (0.50% PIK)	01/2025	18,326	18,235	18,143	1.4	%
Galls, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.75%	01/2024	2,776	2,749	2,723	0.2	%
Milan Laser Holdings LLC (14)(23)	First lien senior secured loan	S +	5.00%	04/2027	22,636	22,473	22,636	1.8	%
Milan Laser Holdings LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(12)	—	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Notorious Topco, LLC (dba Beauty Industry Group) (15)(23)	First lien senior secured loan	S +	6.75%	11/2027	24,062	23,766	23,761	1.8	%
Notorious Topco, LLC (dba Beauty Industry Group) (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	2,097	2,056	2,071	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	05/2027	423	399	396	—	%
The Shade Store, LLC (15)(22)(23)	First lien senior secured loan	S +	6.00%	10/2027	2,244	2,222	2,160	0.2	%
The Shade Store, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2026	159	157	151	—	%
					72,723	72,045	72,041	5.6	%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (8)(23)	First lien senior secured loan	L +	5.75%	12/2025	39,976	39,629	39,976	3.1	%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(58)	—	—	%
Lytx, Inc. (14)(23)	First lien senior secured loan	S +	6.75%	02/2028	23,668	23,474	23,491	1.8	%
Motus Group, LLC (6)(22)(23)	Second lien senior secured loan	L +	6.50%	12/2029	3,615	3,584	3,552	0.3	%
					67,259	66,629	67,019	5.2	%
Total non-controlled/non-affiliated portfolio company debt investments					$2,118,318	$2,091,831	$2,063,467	159.8	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	—	$—	$—	—	%
AAM Series 2.1 Aviation Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	87	343	345	—	%
Amergin Asset Management, LLC (20)(22)(23)(26)(31)(32)	Class A Units		N/A	N/A	50,000,000	—	—	—	%
						343	345	—	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,002	1,002	1,029	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	36,003	35,872	2.8	%
						37,005	36,901	2.9	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock		12.00% PIK	N/A	10,200,000	10,626	10,776	0.8	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units		N/A	N/A	431,889	368	367	—	%
Dodge Construction Network Holdings, L.P. (15)(22)(23)(26)	Series A Preferred Units	S +	8.25% PIK	N/A	—	9	9	—	%
						11,003	11,152	0.8	%
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units		N/A	N/A	41,874	425	539	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units		N/A	N/A	350,000	350	368	—	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) (22)(23)(25)(26)	Perpetual Preferred Stock		11.75% PIK	N/A	400	415	423	—	%
						1,190	1,330	—	%
Consumer Products
ASP Conair Holdings LP (22)(23)(26)(31)	Class A Units		N/A	N/A	12,857	1,286	1,153	0.1	%
						1,286	1,153	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Food and beverage
H-Food Holdings, LLC (22)(23)(26)(31)	LLC Interest	N/A	N/A	1,625	1,625	1,395	0.1	%
Hissho Sushi Holdings, LLC (22)(23)(26)(31)	Class A units	N/A	N/A	7,502	75	83	—	%
					1,700	1,478	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (22)(23)(26)(31)	Class A Units	N/A	N/A	5,665	6,014	6,526	0.5	%
Maia Aggregator, LP (22)(23)(26)(31)	Class A-2 Units	N/A	N/A	112,360	112	119	—	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(25)(26)	Class A Units	8.00% PIK	N/A	1,370	1,627	1,595	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(26)(31)	Class B Units	N/A	N/A	18,864	—	214	—	%
Rhea Acquisition Holdings, LP (22)(23)(26)(31)	Series A-2 Units	N/A	N/A	119,048	119	119	—	%
					7,872	8,573	0.6	%
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist) (22)(23)(26)(31)	Class A Interests	N/A	N/A	1,291	1,291	1,199	0.1	%
					1,291	1,199	0.1	%
Healthcare technology
Minerva Holdco, Inc (22)(23)(25)(26)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,080	1,005	0.1	%
					1,080	1,005	0.1	%
Household products
Evology, LLC (22)(23)(26)(31)	Class B Units	N/A	N/A	113	540	854	0.1	%
					540	854	0.1	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (22)(23)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	5,500	6,107	5,636	0.4	%
					6,107	5,636	0.4	%
Insurance
Evolution Parent, LP (dba SIAA) (22)(23)(26)(31)	LP Interest	N/A	N/A	892	892	924	0.1	%
Fifth Season Investments LLC (22)(23)(26)(31)	Class A Units	N/A	N/A	—	1,266	1,266	0.1	%
GoHealth, Inc. (17)(22)(23)(31)	Common Stock	N/A	N/A	15,139	1,163	246	—	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (22)(23)(26)(31)	LP Interest	N/A	N/A	106	106	102	—	%
PCF Holdco, LLC (dba PCF Insurance Services) (22)(23)(26)(31)	Class A Units	N/A	N/A	2,513,848	6,375	11,479	0.9	%
					9,802	14,017	1.1	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock	N/A	N/A	3,000	300	270	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units	N/A	N/A	1,345,119	1,345	1,323	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants	N/A	N/A	25,540	157	21	—	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	1,000	1,001	1,000	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units	N/A	N/A	819,817	820	840	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock	6.00% PIK	N/A	3,750	4,037	3,997	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock	11.25% PIK	N/A	2,385	2,653	2,558	0.2	%
					10,344	10,040	0.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest		N/A	N/A	7,000	700	829	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units		N/A	N/A	10,616	20,106	40,827	3.2	%
						20,806	41,656	3.3	%
Pharmaceuticals
LSI Financing 1 DAC (20)(22)(23)(26)(31)	Preferred Equity		N/A	N/A	1,060,730	1,063	1,061	0.1	%
						1,063	1,061	0.1
Total non-controlled/non-affiliated portfolio company equity investments						111,432	136,400	10.5	%
Total non-controlled/non-affiliated portfolio company investments						$2,203,263	$2,199,867	170.3	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (15)(22)(23)(30)	First lien senior secured loan	S +	8.00%	06/2026	$6,078	$6,032	$6,078	0.5	%
Swipe Acquisition Corporation (dba PLI) (15)(19)(22)(23)(30)(32)	First lien senior secured delayed draw term loan	S +	8.00%	12/2023	1,810	1,810	1,810	0.1	%
Swipe Acquisition Corporation (dba PLI) (22)(23)(30)(32)	Letter of Credit	S +	8.00%	06/2026	—	—	—	—	%
					7,888	7,842	7,888	0.6	%
Household products
Walker Edison Furniture Company LLC (14)(22)(23)(28)(30)	First lien senior secured loan	S +	6.75% PIK	03/2027	4,223	4,129	4,138	0.4	%
Walker Edison Furniture Company LLC (19)(22)(23)(28)(30)(32)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	—	—	—	—	%
Walker Edison Furniture Company LLC (14)(22)(23)(28)(30)	First lien senior secured revolving loan	S +	6.25% PIK	03/2027	2,256	2,247	2,256	0.2	%
					6,479	6,376	6,394	0.6	%
Total non-controlled/affiliated portfolio company debt investments					14,367	14,218	14,282	1.2	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units		N/A	N/A	10,755	$5,952	$12,139	0.9	%
						5,952	12,139	0.9
Household Products
Walker Edison Holdco LLC (22)(23)(26)(30)(31)	Common Units		N/A	N/A	49,159	4,750	4,750	0.4	%
						4,750	4,750	0.4
Total non-controlled/affiliated portfolio company equity investments						10,702	16,889	1.3	%
Total non-controlled/affiliated portfolio company investments						$24,920	$31,171	2.5	%
Total Investments						$2,228,183	$2,231,038	172.8	%
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
As of March 31, 2023
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(9)The interest rate on these loans is subject to PRIME, which as of March 31, 2023 was 8.00%.
(10)The interest rate on this loan is subject to SONIA, which as of March 31, 2023 was 4.18%.
(11)The interest rate on this loan is subject to 1 month EURIBOR, which as of March 31, 2023 was 2.92%.
(12)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2023 was 3.04%.
(13)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2023 was 3.34%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(17)Level 1 investment.
(18)Level 2 investment.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 13.0% of total assets as calculated in accordance with the regulatory requirements.
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
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $153.0 million, or 11.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Associations Finance, Inc.	Preferred Stock	June 10, 2022
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
H-Food Holdings, LLC	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Furniture Company LLC	Common Units	March 1, 2023

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(27)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $3.1 million as of March 31, 2023.
(28)Loan was on non-accrual status as of March 31, 2023.
(29)As of March 31, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $13.3 million based on a tax cost basis of $2.2 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $55.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $41.7 million.
(30)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2023	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$20,047	$9	$(55)	$26	$—	$—	$20,027	$48	$260	$221
Walker Edison Furniture Company LLC	—	11,126	—	18	—	—	11,144	—	—	—
Total	$20,047	$11,135	$(55)	$44	$—	$—	$31,171	$48	$260	$221
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

Owl Rock Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (7)(22)(23)	First lien senior secured loan	L +	5.50%	08/2028	$928	$912	$928	0.1	%
Global Music Rights, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	08/2027	—	(1)	—	—	%
					928	911	928	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (7)(23)	First lien senior secured loan	L +	7.25%	01/2025	37,531	37,244	36,218	2.8	%
Peraton Corp. (6)(18)(23)	Second lien senior secured loan	L +	7.75%	02/2029	14,562	14,381	13,798	1.1	%
Valence Surface Technologies LLC (14)(22)(23)	First lien senior secured loan	S +	7.75% (3.88% PIK)	06/2025	32,019	31,808	25,615	2.0	%
Valence Surface Technologies LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	7.75%	06/2025	2,602	2,586	2,079	0.2	%
					86,714	86,019	77,710	6.1	%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited (10)(20)(22)(23)	Unsecured facility	SA +	6.00% PIK	08/2025	5,905	6,477	5,905	0.5	%
Hg Genesis 9 SumoCo Limited (11)(20)(22)(23)	Unsecured facility	E +	7.00% PIK	03/2027	1,015	1,042	1,015	0.1	%
Hg Saturn Luchaco Limited (10)(20)(22)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	24,042	27,164	23,741	1.8	%
					30,962	34,683	30,661	2.4	%
Buildings and real estate
Associations, Inc. (14)(23)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	77,823	77,238	77,628	6.0	%
Associations, Inc. (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	06/2024	24	21	24	—	%
Associations, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	07/2027	—	(46)	(15)	—	%
REALPAGE, INC. (6)(22)(23)	Second lien senior secured loan	L +	6.50%	04/2029	6,500	6,419	6,224	0.5	%
					84,347	83,632	83,861	6.5	%
Business services
Access CIG, LLC (6)(23)	Second lien senior secured loan	L +	7.75%	02/2026	24,564	24,500	24,441	1.9	%
CIBT Global, Inc. (7)(22)(23)(28)	First lien senior secured loan	L +	5.25% (4.25% PIK)	06/2025	159	109	83	—	%
CIBT Global, Inc. (7)(22)(23)(28)	Second lien senior secured loan	L +	7.75% PIK	12/2025	11,237	4,717	1,067	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(23)	First lien senior secured loan	L +	5.75%	09/2028	5,521	5,425	5,466	0.4	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	09/2023	343	339	340	—	%
Denali BuyerCo, LLC (dba Summit Companies) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	09/2027	—	(1)	(1)	—	%
Diamondback Acquisition, Inc. (dba Sphera) (6)(22)(23)	First lien senior secured loan	L +	5.50%	09/2028	632	621	626	—	%
Diamondback Acquisition, Inc. (dba Sphera) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	09/2023	—	(1)	—	—	%
Entertainment Benefits Group, LLC (13)(22)(23)	First lien senior secured loan	S +	4.75%	05/2028	862	855	862	0.1	%
Entertainment Benefits Group, LLC (13)(22)(23)(32)	First lien senior secured revolving loan	S +	4.75%	04/2027	89	88	89	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Gainsight, Inc. (7)(22)(23)	First lien senior secured loan	L +	6.75% PIK	07/2027	5,512	5,442	5,429	0.4	%
Gainsight, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.25%	07/2027	—	(12)	(13)	—	%
Hercules Borrower, LLC (dba The Vincit Group) (7)(23)	First lien senior secured loan	L +	6.50%	12/2026	28,270	27,969	28,200	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (8)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	12/2026	357	324	348	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(25)	Unsecured notes		0.48% PIK	12/2029	825	825	825	0.1	%
Kaseya Inc. (14)(22)(23)	First lien senior secured loan	S +	5.75%	06/2029	535	525	530	—	%
Kaseya Inc. (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	06/2024	—	—	—	—	%
Kaseya Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	06/2029	—	(1)	—	—	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(22)(23)	First lien senior secured loan	L +	5.50%	10/2028	988	971	963	0.1	%
					79,894	72,695	69,255	5.3	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (6)(23)	Second lien senior secured loan	L +	7.75%	11/2028	22,500	22,232	22,162	1.6	%
Douglas Products and Packaging Company LLC (13)(23)	First lien senior secured loan	S +	7.00%	06/2025	3,418	3,384	3,383	0.2	%
Douglas Products and Packaging Company LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S +	7.00%	06/2025	—	(4)	(4)	—	%
Gaylord Chemical Company, L.L.C. (7)(23)	First lien senior secured loan	L +	6.50%	03/2027	29,859	29,634	29,859	2.3	%
Gaylord Chemical Company, L.L.C. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	03/2026	—	(17)	—	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (8)(22)(23)	First lien senior secured loan	L +	5.75%	04/2027	6,040	5,937	6,040	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	04/2026	74	68	74	—	%
					61,891	61,234	61,514	4.6	%
Consumer products
Conair Holdings, LLC (7)(23)	Second lien senior secured loan	L +	7.50%	05/2029	45,000	44,381	40,950	3.1	%
Feradyne Outdoors, LLC (13)(22)(23)	First lien senior secured loan	S +	6.25%	02/2024	745	744	734	0.1	%
Foundation Consumer Brands, LLC (7)(22)(23)	First lien senior secured loan	L +	5.50%	02/2027	864	864	862	0.1	%
Lignetics Investment Corp. (7)(23)	First lien senior secured loan	L +	6.00%	11/2027	9,706	9,604	9,512	0.7	%
Lignetics Investment Corp. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	6.00%	11/2023	—	(12)	(25)	—	%
Lignetics Investment Corp. (6)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	10/2026	882	868	853	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (15)(22)(23)	First lien senior secured loan	S +	5.25%	03/2029	751	737	728	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.25%	03/2024	—	(2)	(4)	—	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (13)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	03/2029	25	23	22	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (7)(23)	First lien senior secured loan	L +	5.50%	03/2026	46,262	45,735	45,105	3.4	%
WU Holdco, Inc. (dba Weiman Products, LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	03/2025	1,831	1,800	1,743	0.1	%
					106,066	104,742	100,480	7.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (13)(22)(23)	First lien senior secured loan	S +	6.25%	10/2028	765	758	759	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	09/2027	—	(1)	(1)	—	%
Fortis Solutions Group, LLC (7)(22)(23)	First lien senior secured loan	L +	5.50%	10/2028	899	884	875	0.1	%
Fortis Solutions Group, LLC (19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	10/2023	—	—	—	—	%
Fortis Solutions Group, LLC (8)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	10/2027	12	11	10	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (14)(22)(23)	First lien senior secured loan	S +	5.75%	05/2028	647	641	647	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	—	—	—	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	05/2028	17	16	17	—	%
Pregis Topco LLC (6)(23)	Second lien senior secured loan	L +	7.06%	08/2029	30,000	29,562	29,695	2.3	%
					32,340	31,871	32,002	2.5	%
Distribution
ABB/Con-cise Optical Group LLC (8)(22)(23)	First lien senior secured loan	L +	7.50%	02/2028	899	887	897	0.1	%
ABB/Con-cise Optical Group LLC (8)(22)(23)(32)	First lien senior secured revolving loan	L +	7.50%	02/2028	90	88	89	—	%
Aramsco, Inc. (6)(23)	First lien senior secured loan	L +	5.25%	08/2024	10,195	10,124	10,170	0.8	%
Aramsco, Inc. (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.25%	08/2024	209	201	206	—	%
Endries Acquisition, Inc. (14)(23)	First lien senior secured loan	S +	6.25%	12/2025	26,401	26,179	26,401	2.0	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (14)(23)	First lien senior secured loan	S +	6.25%	11/2025	30,335	30,014	30,259	2.3	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	11/2024	—	(37)	(11)	—	%
Offen, Inc. (6)(23)	First lien senior secured loan	L +	5.00%	06/2026	4,674	4,649	4,674	0.4	%
					72,803	72,105	72,685	5.6	%
Education
Learning Care Group (US) No. 2 Inc. (7)(23)	Second lien senior secured loan	L +	7.50%	03/2026	5,393	5,345	5,164	0.4	%
Pluralsight, LLC (7)(23)	First lien senior secured loan	L +	8.00%	04/2027	20,640	20,440	20,331	1.6	%
Pluralsight, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L +	8.00%	04/2027	647	634	628	—	%
					26,680	26,419	26,123	2.0	%
Financial services
AxiomSL Group, Inc. (6)(23)	First lien senior secured loan	L +	5.75%	12/2027	43,020	42,630	42,374	3.3	%
AxiomSL Group, Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	07/2023	—	(9)	(11)	—	%
AxiomSL Group, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(26)	(52)	—	%
Blackhawk Network Holdings, Inc. (7)(23)	Second lien senior secured loan	L +	7.00%	06/2026	18,777	18,697	18,683	1.4	%
Muine Gall, LLC (8)(20)(22)(23)	First lien senior secured loan	L +	7.00% PIK	09/2024	55,637	55,956	54,246	4.2	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(23)	First lien senior secured loan	L +	5.75%	09/2025	3,308	3,293	3,267	0.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (6)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	10/2023	782	772	771	0.1	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
NMI Acquisitionco, Inc. (dba Network Merchants) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	09/2025	—	(2)	(3)	—	%
Smarsh Inc. (15)(22)(23)	First lien senior secured loan	S +	6.50%	02/2029	762	755	754	0.1	%
Smarsh Inc. (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50%	02/2024	95	93	94	—	%
Smarsh Inc. (22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	02/2029	—	—	—	—	%
					122,381	122,159	120,123	9.4	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (7)(22)(23)	Second lien senior secured loan	L +	7.00%	09/2029	5,000	4,963	4,950	0.4	%
BP Veraison Buyer, LLC (dba Sun World) (7)(23)	First lien senior secured loan	L +	5.50%	05/2027	14,376	14,240	14,268	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	05/2023	—	(6)	—	—	%
BP Veraison Buyer, LLC (dba Sun World) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	05/2027	—	(17)	(14)	—	%
H-Food Holdings, LLC (6)(18)(23)	First lien senior secured loan	L +	4.00%	05/2025	1	1	1	—	%
H-Food Holdings, LLC (6)(23)	Second lien senior secured loan	L +	7.00%	03/2026	18,200	17,979	15,697	1.1	%
Hissho Sushi Merger Sub, LLC (14)(22)(23)	First lien senior secured loan	S +	5.75%	05/2028	901	893	899	0.1	%
Hissho Sushi Merger Sub, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	05/2028	14	13	14	—	%
Hometown Food Company (6)(23)	First lien senior secured loan	L +	5.00%	08/2023	1,618	1,613	1,618	0.1	%
Hometown Food Company (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.00%	08/2023	94	93	94	—	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (13)(22)(23)	First lien senior secured loan	S +	6.25%	03/2027	1,000	984	980	0.1	%
Nellson Nutraceutical, LLC (13)(23)	First lien senior secured loan	S +	5.75%	12/2025	25,982	25,643	25,527	2.0	%
Nutraceutical International Corporation (6)(23)	First lien senior secured loan	L +	7.00%	09/2026	32,343	32,016	29,432	2.3	%
Nutraceutical International Corporation (6)(22)(23)	First lien senior secured revolving loan	L +	7.00%	09/2025	2,353	2,334	2,141	0.2	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (7)(23)	First lien senior secured loan	L +	4.50%	07/2025	4,836	4,796	4,521	0.3	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	4.50%	07/2023	780	777	715	0.1	%
Shearer's Foods, LLC (6)(23)	Second lien senior secured loan	L +	7.75%	09/2028	48,000	47,629	47,760	3.7	%
Ultimate Baked Goods Midco, LLC (6)(23)	First lien senior secured loan	L +	6.50%	08/2027	16,335	16,004	15,845	1.2	%
Ultimate Baked Goods Midco, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	08/2027	525	487	465	—	%
					172,358	170,442	164,913	12.7	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (14)(22)(23)	Second lien senior secured loan	S +	6.50%	02/2030	1,000	982	947	0.1	%
CSC MKG Topco LLC (dba Medical Knowledge Group) (6)(22)(23)	First lien senior secured loan	L +	5.75%	02/2029	850	834	831	0.1	%
Nelipak Holding Company (7)(23)	First lien senior secured USD term loan	L +	4.25%	07/2026	273	270	271	—	%
Nelipak Holding Company (7)(22)(23)(32)	First lien senior secured USD revolving loan	L +	4.25%	07/2024	128	123	121	—	%
Nelipak Holding Company (11)(22)(23)(32)	First lien senior secured EUR revolving loan	E +	4.50%	07/2024	307	300	301	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Nelipak Holding Company (7)(23)	Second lien senior secured USD term loan	L +	8.25%	07/2027	7,994	7,916	7,934	0.6	%
Nelipak Holding Company (12)(22)(23)	Second lien senior secured EUR term loan	E +	8.50%	07/2027	7,653	7,946	7,557	0.6	%
Packaging Coordinators Midco, Inc. (7)(23)	Second lien senior secured loan	L +	7.00%	12/2029	37,269	36,646	35,219	2.7	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (14)(20)(23)	First lien senior secured loan	S +	6.75%	01/2028	25,521	25,188	25,202	1.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (14)(20)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	01/2026	569	535	536	—	%
Rhea Parent, Inc. (14)(22)(23)	First lien senior secured loan	S +	5.75%	02/2029	770	756	753	0.1	%
					82,334	81,496	79,672	6.1	%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (6)(22)(23)	First lien senior secured loan	L +	5.50%	03/2025	998	998	988	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(23)	First lien senior secured loan	L +	8.00% (3.00% PIK)	10/2025	19,439	19,247	18,953	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	7.00%	10/2025	1,686	1,660	1,643	0.1	%
Natural Partners, LLC (8)(20)(22)(23)	First lien senior secured loan	L +	6.00%	11/2027	924	908	906	0.1	%
Natural Partners, LLC (16)(20)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(1)	(1)	—	%
OB Hospitalist Group, Inc. (7)(22)(23)	First lien senior secured loan	L +	5.50%	09/2027	18,448	18,144	18,217	1.4	%
OB Hospitalist Group, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	09/2027	1,016	970	979	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (7)(22)(23)	First lien senior secured loan	L +	9.50%	09/2028	11,184	10,989	10,933	0.8	%
Pacific BidCo Inc. (14)(20)(22)(23)	First lien senior secured loan	S +	5.75%	08/2029	1,718	1,677	1,679	0.1	%
Pacific BidCo Inc. (16)(19)(20)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	(2)	—	%
Parexel International, Inc. (dba Parexel) (6)(22)(23)	Second lien senior secured loan	L +	6.50%	11/2029	35,000	34,687	34,300	2.6	%
Plasma Buyer LLC (dba PathGroup) (13)(22)(23)	First lien senior secured loan	S +	5.75%	05/2029	679	666	667	0.1	%
Plasma Buyer LLC (dba PathGroup) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(2)	(1)	—	%
Plasma Buyer LLC (dba PathGroup) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	05/2028	—	(1)	(1)	—	%
Premier Imaging, LLC (dba LucidHealth) (6)(23)	First lien senior secured loan	L +	5.75%	01/2025	7,588	7,529	7,493	0.6	%
Quva Pharma, Inc. (7)(23)	First lien senior secured loan	L +	5.50%	04/2028	11,671	11,391	11,437	0.9	%
Quva Pharma, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	04/2026	567	544	544	—	%
Tivity Health, Inc. (14)(22)(23)	First lien senior secured loan	S +	6.00%	06/2029	998	974	982	0.1	%
Unified Women's Healthcare, LP (13)(22)(23)	First lien senior secured loan	S +	5.25%	06/2029	878	872	878	0.1	%
Unified Women's Healthcare, LP (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.25%	06/2024	—	—	—	—	%
Unified Women's Healthcare, LP (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	(1)	—	—	%
Vermont Aus Pty Ltd (14)(20)(22)(23)	First lien senior secured loan	S +	5.50%	03/2028	993	970	968	0.1	%
					113,787	112,219	111,562	8.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(22)(23)	First lien senior secured loan	L +	5.75%	08/2028	597	589	584	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(2)	(4)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	08/2026	—	(1)	(1)	—	%
Bracket Intermediate Holding Corp. (7)(22)(23)	First lien senior secured loan	L +	4.25%	09/2025	73	70	70	—	%
Bracket Intermediate Holding Corp. (7)(23)	Second lien senior secured loan	L +	8.13%	09/2026	3,750	3,708	3,600	0.3	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (14)(22)(23)	First lien senior secured loan	S +	6.00%	10/2028	917	901	894	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2027	7	6	6	—	%
Imprivata, Inc. (13)(22)(23)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	860	0.1	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (14)(20)(23)	First lien senior secured loan	S +	6.50%	08/2026	39,264	38,935	39,068	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(20)(22)(23)	First lien senior secured revolving loan	S +	6.50%	08/2026	1,530	1,520	1,522	0.1	%
Interoperability Bidco, Inc. (dba Lyniate) (14)(22)(23)	First lien senior secured loan	S +	7.00%	12/2026	14,240	14,162	14,133	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	7.00%	12/2024	326	323	321	—	%
RL Datix Holdings (USA), Inc. (15)(20)(22)(23)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,831	9,825	0.8	%
RL Datix Holdings (USA), Inc. (15)(20)(22)(23)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,915	4,925	0.4	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	767	865	753	0.1	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	2,005	2,257	1,975	0.2	%
Ocala Bidco, Inc. (7)(23)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	33,234	32,536	32,403	2.5	%
Ocala Bidco, Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	—	(47)	(56)	—	%
Ocala Bidco, Inc. (7)(22)(23)	Second lien senior secured loan	L +	10.50% PIK	11/2033	22,535	22,153	22,197	1.7	%
					135,127	133,595	133,075	10.4	%
Household products
Aptive Environmental, LLC (22)(23)(25)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,057	2,564	2,751	0.2	%
HGH Purchaser, Inc. (dba Horizon Services) (7)(23)	First lien senior secured loan	L +	6.00%	11/2025	26,782	26,537	26,514	2.0	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50%	11/2023	7,204	7,154	7,130	0.5	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	11/2025	2,243	2,216	2,206	0.2	%
Mario Purchaser, LLC (dba Len the Plumber) (13)(22)(23)	First lien senior secured loan	S +	5.75%	04/2029	522	512	516	—	%
Mario Purchaser, LLC (dba Len the Plumber) (13)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	81	78	80	—	%
Mario Purchaser, LLC (dba Len the Plumber) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	04/2028	—	(1)	(1)	—	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (13)(22)(23)	Unsecured facility	S +	10.75% PIK	04/2032	163	159	161	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
SimpliSafe Holding Corporation (13)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	819	804	809	0.1	%
SimpliSafe Holding Corporation (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	—	(1)	—	—	%
Walker Edison Furniture Company LLC (7)(22)(23)(28)	First lien senior secured loan	L +	8.75% (3.00% PIK)	03/2027	17,233	16,631	8,789	0.7	%
					58,104	56,653	48,955	3.7	%
Human resource support services
Cornerstone OnDemand, Inc. (6)(22)(23)	Second lien senior secured loan	L +	6.50%	10/2029	16,667	16,445	16,000	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (6)(22)(23)	First lien senior secured loan	L +	6.00%	09/2028	9,161	9,005	9,047	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	09/2027	289	278	280	—	%
					26,117	25,728	25,327	1.9	%
Infrastructure and environmental services
LineStar Integrity Services LLC (8)(23)	First lien senior secured loan	L +	7.25%	12/2026	9,177	9,202	8,672	0.7	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)	First lien senior secured loan	S +	5.75%	03/2028	682	670	668	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	03/2028	20	18	18	—	%
					9,879	9,890	9,358	0.8	%
Insurance
Alera Group, Inc. (13)(23)	First lien senior secured loan	S +	6.00%	10/2028	7,370	7,229	7,315	0.6	%
Ardonagh Midco 2 PLC (18)(20)(22)(23)(25)	Unsecured notes		11.50%	01/2027	602	599	569	—	%
Ardonagh Midco 3 PLC (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	7.00%	07/2026	5,604	5,763	5,604	0.4	%
Ardonagh Midco 3 PLC (12)(20)(22)(23)	First lien senior secured EUR term loan	E +	7.00%	07/2026	524	541	523	—	%
Ardonagh Midco 3 PLC (8)(20)(22)(23)	First lien senior secured USD term loan	L +	5.75%	07/2026	1,440	1,418	1,429	0.1	%
Ardonagh Midco 3 PLC (11)(20)(22)(23)	First lien senior secured GBP delayed draw term loan	E +	5.75%	07/2026	527	593	523	—	%
Brightway Holdings, LLC (6)(22)(23)	First lien senior secured loan	L +	6.50%	12/2027	4,440	4,393	4,351	0.3	%
Brightway Holdings, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	12/2027	—	(5)	(11)	—	%
Evolution BuyerCo, Inc. (dba SIAA) (14)(23)	First lien senior secured loan	S +	6.25%	04/2028	29,505	29,166	29,063	2.2	%
Evolution BuyerCo, Inc. (dba SIAA) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(23)	(33)	—	%
Integrity Marketing Acquisition, LLC (8)(23)	First lien senior secured loan	L +	5.75%	08/2025	27,288	27,063	27,220	2.1	%
Integrity Marketing Acquisition, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	08/2025	—	(12)	(5)	—	%
Norvax, LLC (dba GoHealth) (7)(23)	First lien senior secured loan	L +	7.50%	09/2025	17,020	16,646	16,764	1.3	%
Norvax, LLC (dba GoHealth) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	09/2024	—	(14)	(41)	—	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (8)(23)	First lien senior secured loan	L +	6.00%	11/2028	22,653	22,465	22,597	1.7	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(8)	(3)	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (22)(23)(25)	First lien senior secured loan		9.00% PIK	10/2031	23,791	21,901	21,412	1.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Tempo Buyer Corp. (dba Global Claims Services) (7)(22)(23)	First lien senior secured loan	L +	5.50%	08/2028	695	684	678	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	—	(2)	(3)	—	%
Tempo Buyer Corp. (dba Global Claims Services) (9)(22)(23)(32)	First lien senior secured revolving loan	P +	4.50%	08/2027	8	6	5	—	%
THG Acquisition, LLC (dba Hilb) (6)(23)	First lien senior secured loan	L +	5.75%	12/2026	24,915	24,531	24,603	1.9	%
THG Acquisition, LLC (dba Hilb) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(23)	(23)	—	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (7)(22)(23)	First lien senior secured loan	L +	5.50%	07/2027	1,668	1,641	1,635	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	07/2027	—	(3)	(4)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (8)(22)(23)	First lien senior secured loan	L +	9.50% PIK	07/2028	1,505	1,483	1,487	0.1	%
					169,555	166,032	165,655	12.6	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (7)(20)(23)	First lien senior secured loan	L +	6.50%	05/2025	10,700	10,631	10,647	0.8	%
3ES Innovation Inc. (dba Aucerna) (7)(20)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	05/2025	300	297	297	—	%
Anaplan, Inc. (13)(23)	First lien senior secured loan	S +	6.50%	06/2029	13,508	13,381	13,474	1.0	%
Anaplan, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(9)	(2)	—	%
Apptio, Inc. (7)(22)(23)	First lien senior secured loan	L +	6.00%	01/2025	7,364	7,305	7,364	0.6	%
Apptio, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	01/2025	294	291	294	—	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)	First lien senior secured loan	L +	7.75% PIK	10/2028	16,640	16,352	16,307	1.2	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(22)(23)(32)	First lien senior secured revolving loan	L +	6.75%	10/2027	413	391	389	—	%
BCPE Nucleon (DE) SPV, LP (8)(20)(22)(23)	First lien senior secured loan	L +	7.00%	09/2026	35,556	35,182	35,467	2.7	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (14)(22)(23)	First lien senior secured loan	S +	8.00% PIK	12/2026	10,058	9,978	10,058	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	8.00%	12/2026	—	(16)	—	—	%
Centrify Corporation (7)(22)(23)	First lien senior secured loan	L +	6.00%	03/2028	13,072	12,814	12,908	1.0	%
Centrify Corporation (7)(22)(23)	First lien senior secured revolving loan	L +	6.00%	03/2027	1,345	1,318	1,329	0.1	%
CivicPlus, LLC (7)(22)(23)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	2,475	2,453	2,469	0.2	%
CivicPlus, LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.25%	08/2027	—	(2)	(1)	—	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (15)(22)(23)	Unsecured notes	S +	11.75% PIK	06/2034	454	442	448	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (14)(23)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,843	37,200	2.9	%
EET Buyer, Inc. (dba e-Emphasys) (8)(22)(23)	First lien senior secured loan	L +	5.25%	11/2027	902	895	902	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.25%	11/2027	—	(1)	—	—	%
Forescout Technologies, Inc. (7)(22)(23)	First lien senior secured loan	L +	9.28% PIK	08/2026	13,977	13,851	13,947	1.1	%
Forescout Technologies, Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	8.00%	07/2024	—	(30)	—	—	%
Forescout Technologies, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	8.50%	08/2025	—	(6)	—	—	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Genesis Acquisition Co. (dba Procare Software) (8)(23)	First lien senior secured loan	L +	3.75%	07/2024	1,994	1,982	1,954	0.2	%
Genesis Acquisition Co. (dba Procare Software) (8)(22)(23)	First lien senior secured revolving loan	L +	3.75%	07/2024	293	291	287	—	%
GovBrands Intermediate, Inc. (7)(22)(23)	First lien senior secured loan	L +	5.50%	08/2027	2,459	2,410	2,348	0.2	%
GovBrands Intermediate, Inc. (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	08/2023	555	541	521	—	%
GovBrands Intermediate, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	08/2027	166	163	158	—	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (6)(20)(22)(23)	First lien senior secured loan	L +	7.50%	04/2026	14,544	14,278	14,544	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (16)(20)(22)(23)(32)	First lien senior secured revolving loan	L +	7.50%	04/2026	—	(75)	—	—	%
Hyland Software, Inc. (6)(22)(23)	Second lien senior secured loan	L +	6.25%	07/2025	12,145	12,137	11,477	0.9	%
Litera Bidco LLC (13)(23)	First lien senior secured loan	S +	5.91%	05/2026	26,179	25,947	26,131	2.0	%
Litera Bidco LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	05/2026	278	273	273	—	%
MessageBird BidCo B.V. (6)(20)(23)	First lien senior secured loan	L +	6.75%	05/2027	16,000	15,727	15,640	1.2	%
MINDBODY, Inc. (7)(23)	First lien senior secured loan	L +	7.00%	02/2025	11,936	11,882	11,936	0.9	%
MINDBODY, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	7.00%	02/2025	—	(4)	—	—	%
Ministry Brands Holdings, LLC (6)(22)(23)	First lien senior secured loan	L +	5.50%	12/2028	701	688	683	0.1	%
Ministry Brands Holdings, LLC (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.50%	12/2023	—	(2)	(3)	—	%
Ministry Brands Holdings, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L +	5.50%	12/2027	34	33	32	—	%
Proofpoint, Inc. (7)(22)(23)	Second lien senior secured loan	L +	6.25%	08/2029	4,900	4,879	4,692	0.4	%
QAD, Inc. (6)(22)(23)	First lien senior secured loan	L +	6.00%	11/2027	4,395	4,321	4,285	0.3	%
QAD, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(9)	(14)	—	%
Securonix, Inc. (14)(22)(23)	First lien senior secured loan	S +	6.50%	04/2028	847	840	839	0.1	%
Securonix, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	04/2028	—	(1)	(2)	—	%
Tahoe Finco, LLC (6)(20)(22)(23)	First lien senior secured loan	L +	6.00%	09/2028	23,256	23,056	22,849	1.8	%
Tahoe Finco, LLC (16)(20)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(14)	(31)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(23)	First lien senior secured loan	L +	5.75%	06/2028	13,733	13,620	13,458	1.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	841	833	809	0.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	06/2027	282	276	265	—	%
When I Work, Inc. (7)(22)(23)	First lien senior secured loan	L +	7.00% PIK	11/2027	803	797	787	0.1	%
When I Work, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(1)	(3)	—	%
					303,399	300,228	297,412	22.9	%
Leisure and entertainment
Troon Golf, L.L.C. (8)(23)	First lien senior secured loan	L +	5.75%	08/2027	60,718	60,474	60,718	4.7	%
Troon Golf, L.L.C. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	08/2026	—	(17)	—	—	%
					60,718	60,457	60,718	4.7	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Manufacturing
BCPE Watson (DE) ORML, LP (15)(20)(22)(23)	First lien senior secured loan	S +	6.50%	07/2028	1,000	991	990	0.1	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (6)(22)(23)	Second lien senior secured loan	L +	8.25%	12/2028	6,300	6,172	6,205	0.4	%
Ideal Tridon Holdings, Inc. (7)(23)	First lien senior secured loan	L +	5.25%	07/2024	13,467	13,377	13,467	1.0	%
Ideal Tridon Holdings, Inc. (6)(23)(32)	First lien senior secured revolving loan	L +	5.25%	07/2023	709	709	709	0.1	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (15)(23)	First lien senior secured loan	S +	6.00%	07/2027	20,894	20,726	20,685	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	07/2027	250	236	232	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(22)(23)	First lien senior secured loan	L +	4.50%	07/2026	194	185	188	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(23)	Second lien senior secured loan	L +	8.75%	07/2027	28,000	26,689	27,300	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (6)(23)	First lien senior secured loan	L +	4.50%	06/2026	3,445	3,427	3,368	0.3	%
Sonny's Enterprises LLC (14)(23)	First lien senior secured loan	S +	6.75%	08/2026	44,387	43,865	44,387	3.4	%
Sonny's Enterprises LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	08/2025	—	(27)	—	—	%
					118,646	116,350	117,531	9.0	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (6)(23)	First lien senior secured loan	L +	6.00%	05/2026	7,876	7,816	7,876	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	05/2025	—	(3)	—	—	%
Zenith Energy U.S. Logistics Holdings, LLC (6)(23)	First lien senior secured loan	L +	5.50%	12/2024	17,122	16,939	17,122	1.3	%
					24,998	24,752	24,998	1.9	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (7)(23)	First lien senior secured loan	L +	5.75%	07/2024	18,575	18,473	18,435	1.4	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (9)(22)(23)(32)	First lien senior secured revolving loan	P +	3.75%	07/2024	523	512	505	—	%
Apex Group Treasury, LLC (7)(20)(22)(23)	Second lien senior secured loan	L +	6.75%	07/2029	11,618	11,448	11,037	0.9	%
Apex Service Partners, LLC (15)(22)(23)	First lien senior secured delayed draw term loan	S +	5.50%	07/2025	997	985	989	0.1	%
Apex Service Partners, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	07/2025	31	31	31	—	%
Gerson Lehrman Group, Inc. (6)(23)	First lien senior secured loan	L +	5.25%	12/2024	4,497	4,481	4,497	0.3	%
Gerson Lehrman Group, Inc. (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.25%	12/2024	—	(7)	—	—	%
Guidehouse Inc. (6)(22)(23)	First lien senior secured loan	L +	6.25%	10/2028	921	913	911	0.1	%
Relativity ODA LLC (6)(23)	First lien senior secured loan	L +	7.50% PIK	05/2027	16,946	16,775	16,903	1.2	%
Relativity ODA LLC (16)(22)(23)(32)	First lien senior secured revolving loan	L +	6.50%	05/2027	—	(16)	(4)	—	%
					54,108	53,595	53,304	4.0	%
Specialty retail
Galls, LLC (7)(23)	First lien senior secured loan	L +	6.75% (0.50% PIK)	01/2025	18,349	18,247	17,982	1.4	%
Galls, LLC (7)(22)(23)(32)	First lien senior secured revolving loan	L +	6.75%	01/2024	2,483	2,450	2,377	0.2	%
Milan Laser Holdings LLC (13)(23)	First lien senior secured loan	S +	5.00%	04/2027	22,694	22,522	22,694	1.8	%

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Milan Laser Holdings LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(13)	—	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(23)	First lien senior secured loan	S +	6.75%	11/2027	24,123	23,814	24,002	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	2,102	2,059	2,092	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	05/2027	352	327	342	—	%
The Shade Store, LLC (14)(22)(23)	First lien senior secured loan	S +	6.00%	10/2027	2,250	2,227	2,188	0.2	%
The Shade Store, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2026	64	61	57	—	%
					72,417	71,694	71,734	5.7	%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (8)(23)	First lien senior secured loan	L +	5.75%	12/2025	40,079	39,703	40,079	3.1	%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(64)	—	—	%
Lytx, Inc. (13)(23)	First lien senior secured loan	S +	6.75%	02/2026	23,668	23,459	23,491	1.8	%
Motus Group, LLC (6)(22)(23)	Second lien senior secured loan	L +	6.50%	12/2029	3,615	3,583	3,543	0.3	%
					67,362	66,681	67,113	5.2	%
Total non-controlled/non-affiliated portfolio company debt investments					$2,173,915	$2,146,282	$2,106,669	162.5	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	—	—	—	—	%
AAM Series 2.1 Aviation Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	87	88	87	—	%
Amergin Asset Management, LLC (20)(22)(23)(26)(31)(32)	Class A Units		N/A	N/A	50,000,000	—	—	—	%
						88	87	—	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,002	1,002	1,029	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	35,340	34,895	2.7	%
						36,342	35,924	2.8	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock		12.00% PIK	N/A	10,200,000	10,302	10,356	0.8	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units		N/A	N/A	431,889	368	367	—	%
Dodge Construction Network Holdings, L.P. (14)(22)(23)(26)	Series A Preferred Units	S +	8.25% PIK	N/A	—	9	9	—	%
						10,679	10,732	0.8	%
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units		N/A	N/A	41,874	425	539	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units		N/A	N/A	350,000	350	368	—	%

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

Owl Rock Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock		N/A	N/A	3,000	300	270	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units		N/A	N/A	1,345,119	1,345	1,323	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants		N/A	N/A	25,540	157	18	—	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,000	1,001	1,000	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units		N/A	N/A	819,817	820	810	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock		6.00% PIK	N/A	3,750	3,978	3,939	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock		11.25% PIK	N/A	2,385	2,577	2,461	0.2	%
						10,209	9,852	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest		N/A	N/A	7,000	700	829	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units		N/A	N/A	10,616	20,106	40,472	3.1	%
						20,806	41,301	3.2	%
Total non-controlled/non-affiliated portfolio company equity investments						108,831	132,776	10.2	%
Total non-controlled/non-affiliated portfolio company investments						$2,255,113	$2,239,445	172.7	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (13)(22)(23)(30)	First lien senior secured loan	S +	8.00%	06/2024	$6,120	$6,065	$6,105	0.6	%
Swipe Acquisition Corporation (dba PLI) (14)(19)(22)(23)(30)(32)	First lien senior secured delayed draw term loan	S +	8.00%	05/2023	1,822	1,822	1,816	0.1	%
Swipe Acquisition Corporation (dba PLI) (22)(23)(30)(32)	Letter of Credit	S +	8.00%	06/2024	—	—	—	—	%
					7,942	7,887	7,921	0.7	%
Total non-controlled/affiliated portfolio company debt investments					$7,942	$7,887	$7,921	0.7	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units		N/A	N/A	10,755	$5,952	$12,126	0.9	%
						5,952	12,126	0.9	%
Total non-controlled/affiliated portfolio company equity investments						5,952	12,126	0.9	%
Total non-controlled/affiliated portfolio company investments						$13,839	$20,047	1.6	%
Total Investments						$2,268,952	$2,259,492	174.3	%

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

Owl Rock Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$26,888	$22,984
Net change in unrealized gain (loss)	12,185	(13,719)
Net realized gain (loss)	(7,738)	740
Net Increase (Decrease) in Net Assets Resulting from Operations	31,335	10,005
Distributions
Distributions declared from earnings(1)	(24,554)	(22,847)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(24,554)	(22,847)
Capital Share Transactions
Reinvestment of shareholders' distributions	11,229	10,481
Repurchased shares	(23,098)	(15,362)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(11,869)	(4,881)
Total Increase (Decrease) in Net Assets	(5,088)	(17,723)
Net Assets, at beginning of period	1,296,261	1,359,691
Net Assets, at end of period	$1,291,173	$1,341,968
______________
(1)For the three months ended March 31, 2023 and 2022, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,335	$10,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(18,045)	(53,118)
Proceeds from investments and investment repayments, net	60,423	82,769
Net change in unrealized (gain) loss on investments	(11,058)	12,300
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,256)	1,431
Net realized (gain) loss on investments	7,747	(795)
Net realized (gain) loss on foreign currency transactions relating to investments	5	(1)
Paid-in-kind interest and dividends	(7,665)	(5,436)
Net accretion/amortization of discount/premium on investments	(1,698)	(2,263)
Amortization of debt issuance costs	235	342
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(106)	(2,453)
(Increase) decrease in receivable for investments sold	—	11,623
(Increase) decrease in prepaid expenses and other assets	(194)	(811)
Increase (decrease) in payables to affiliates	5,555	(2,520)
Increase (decrease) in accrued expenses and other liabilities	6,069	5,903
Net cash provided by (used in) operating activities	71,347	56,976
Cash Flows from Financing Activities
Borrowings on debt	50,000	70,000
Repayments of debt	(51,000)	(115,000)
Debt issuance costs	(73)	(1,339)
Distributions paid to shareholders	(13,357)	(12,366)
Repurchased shares	(23,098)	(15,362)
Net cash provided by (used in) financing activities	(37,528)	(74,067)
Net increase (decrease) in cash, including foreign cash	33,819	(17,091)
Cash, including foreign cash, beginning of period	47,275	54,067
Cash, including foreign cash, end of period	$81,094	$36,976

Supplemental and Non-Cash Information
Interest paid during the period	$10,985	$4,816
Distributions declared during the period	$24,554	$22,847
Dividend payable	$2,429	$—
Reinvestment of distributions during the period	$11,229	$10,481
Taxes, including excise tax, paid during the period	$240	$229
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $8.4 million, representing approximately 12.5% of investment income. For the three months ended March 31, 2022, PIK interest and PIK dividend income earned was $5.0 million, representing approximately 10.3% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Note 3. Agreements and Related Party Transactions
As of March 31, 2023, the Company had payables to affiliates of $22.4 million, primarily comprised of $8.5 million of management fees, $6.9 million of accrued performance based incentive fees and $5.9 million of expense support recoupment.
As of December 31, 2022, the Company had payables to affiliates of $16.8 million, primarily comprised of $8.6 million of management fees and $6.3 million of accrued performance based incentive fees.
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others. On May 8, 2023, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $0.5 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 8, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2023 and 2022, the Company incurred management fees of approximately $8.5 million and $9.1 million, respectively.
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
For the three months ended March 31, 2023 and 2022, the Company incurred net investment income based incentive fees of $6.9 million and $4.6 million, respectively.

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
For the three months ended March 31, 2023, the Company did not incur capital gains based incentive fees, and for the three months ended March 31, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
For the three months ended March 31, 2023 and 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses.
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
As of March 31, 2023, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three months ended March 31, 2023, the Company recorded obligations to repay Expense Support from the Adviser of $5.9 million. During the three months ended March 31, 2022, the Company did not repay expense support to the Adviser.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	—	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	5,857	730	—	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	—	—	5,794	7.4%	June 30, 2023	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$10,392	$12,040	$10,322
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
The table below presents investments at fair value and amortized cost as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,590,717	$1,580,257	$1,633,375	$1,614,367
Second-lien senior secured debt investments	477,237	462,577	484,086	467,560
Unsecured debt investments	38,095	34,915	36,708	32,663
Preferred equity investments	61,993	61,337	59,750	58,678
Common equity investments	60,141	91,952	55,033	86,224
Total Investments	$2,228,183	$2,231,038	$2,268,952	$2,259,492
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	0.9%	0.9%
Aerospace and defense	3.5	3.4
Asset Based Lending and Fund Finance(1)	1.5	1.4
Automotive	1.7	1.6
Buildings and real estate	3.2	4.2
Business services	3.2	3.1
Chemicals	2.6	2.7
Consumer products	4.6	4.5
Containers and packaging	1.4	1.4
Distribution	3.3	3.2
Education	1.2	1.2
Financial services	5.5	5.3
Food and beverage	7.0	7.4
Healthcare equipment and services	4.0	3.9
Healthcare providers and services	5.1	5.0
Healthcare technology	6.1	5.9
Household products	2.4	2.2
Human resource support services	1.4	1.4
Infrastructure and environmental services	0.4	0.4
Insurance(3)	8.1	7.9
Internet software and services	13.8	13.6
Leisure and entertainment	2.7	2.7
Manufacturing	7.1	7.0
Pharmaceuticals(2)	0.1	—
Oil and gas	0.6	1.1
Professional services	2.4	2.4
Specialty retail	3.2	3.2
Transportation	3.0	3.0
Total	100.0%	100.0%
______________
(1)Includes investments in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).
(2)Includes investment in LSI Financing 1 DAC (“LSI Financing”).

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
(3)Includes investments in Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P. ("Fifth Season").
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	17.2%	17.4%
Northeast	18.1	17.6
South	32.7	33.7
West	23.9	23.5
International	8.1	7.8
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$73	$1,580,184	$1,580,257
Second-lien senior secured debt investments	—	31,804	430,773	462,577
Unsecured debt investments	—	—	34,915	34,915
Preferred equity investments	—	—	61,337	61,337
Common equity investments	246	—	91,706	91,952
Total Investments	$246	$31,877	$2,198,915	$2,231,038

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,614,366	$1,614,367
Second-lien senior secured debt investments	—	13,798	453,762	467,560
Unsecured debt investments	—	569	32,094	32,663
Preferred equity investments	—	—	58,678	58,678
Common equity investments	158	—	86,066	86,224
Total Investments	$158	$14,368	$2,244,966	$2,259,492

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
Purchases of investments, net	16,910	(1)	(1)	811	328	18,047
Payment-in-kind	3,935	894	1,414	1,391	31	7,665
Proceeds from investments, net	(52,382)	(8,000)	(38)	—	(2)	(60,422)
Net change in unrealized gain (loss) on investments	8,546	1,568	865	416	533	11,928
Net realized gain (loss) on investments	(7,752)	—	(5)	—	—	(7,757)
Net accretion/amortization of discount/premium on investments	1,381	251	17	41	—	1,690
Transfers between investment types	(4,750)	—	—	—	4,750	—
Transfers into (out of) Level 3(1)	(70)	(17,701)	569	—	—	(17,202)
Fair value, end of period	$1,580,184	$430,773	$34,915	$61,337	$91,706	$2,198,915
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$8,546	$(6,932)
Second-lien senior secured debt investments	1,568	(4,106)
Unsecured debt investments	865	(1,039)
Preferred equity investments	416	(735)
Common equity investments	533	814
Total Investments	$11,928	$(11,998)

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,573,789	Yield Analysis	Market Yield	9.1% - 38.3% (12.6%)	Decrease
	6,395	Recent Transaction	Transaction Price	98.0% - 100.0% (98.7%)	Increase
Second-lien senior secured debt investments	$429,705	Yield Analysis	Market Yield	8.1% - 21.8% (14.3%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$34,091	Yield Analysis	Market Yield	10.7% - 20.5% (12.4%)	Decrease
	825	Market Approach	EBITDA Multiple	13.8x - 13.8x (13.8x)	Increase
Preferred equity investments	$60,267	Yield Analysis	Market Yield	11.5% - 15.3% (13.9%)	Decrease
	1,061	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Common equity investments	$81,846	Market Approach	EBITDA Multiple	3.4x - 21.0x (8.1x)	Increase
	3,478	Market Approach	Revenue Multiple	1.9x - 16.0x (10.0x)	Increase
	6,361	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	21	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,602,197	Yield Analysis	Market Yield	9.1% - 42.0% (13.0%)	Decrease
	8,789	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
	3,378	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$452,695	Yield Analysis	Market Yield	12.6% - 21.0% (16.2%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$31,269	Yield Analysis	Market Yield	10.4% - 20.2% (12.4%)	Decrease
	825	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$58,361	Yield Analysis	Market Yield	11.9% - 17.0% (13.9%)	Decrease
	309	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$81,345	Market Approach	EBITDA Multiple	3.8x - 23.3x (8.2x)	Increase
	3,420	Market Approach	Revenue Multiple	1.8x - 16.6x (10.2x)	Increase
	1,283	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.
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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods.

	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$394,104	$394,104	$374,084	$374,084
SPV Asset Facility II	151,561	151,561	172,397	172,397
2024 Notes	450,169	432,000	450,192	428,625
Total Debt	$995,834	$977,665	$996,673	$975,106
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.4 million and $(0.2) million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	432,000	428,625
Level 3	545,665	546,481
Total Debt	$977,665	$975,106
Financial Instruments Not Carried at Fair Value
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 228% and 229% as of March 31, 2023 and December 31, 2022, respectively.
Debt obligations consisted of the below as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$394,222	$40,340	$394,104
SPV Asset Facility II	325,000	155,000	87,204	151,561
2024 Notes	450,000	450,000	—	450,169
Total Debt	$1,275,000	$999,222	$127,544	$995,834
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.4 million and $(0.2) million, respectively.

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
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred unamortized debt issuance costs of $0.1 million, $3.6 million and $(0.2) million, respectively.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$15,699	$9,915
Amortization of debt issuance costs	235	342
Total Interest Expense	$15,934	$10,257
Average interest rate	6.1%	3.5%
Average daily borrowings	$998,189	$1,098,056

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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,265	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,391	2,424
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	5	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	3,496	3,496
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,154	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured revolving loan	25	19
Apptio, Inc.	First lien senior secured revolving loan	49	196
Aramsco, Inc.	First lien senior secured revolving loan	417	835
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	79

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Associations, Inc.	First lien senior secured delayed draw term loan	238	300
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	40	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,529	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	368	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	259	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	19	19
Centrify Corporation	First lien senior secured revolving loan	673	—
CivicPlus, LLC	First lien senior secured revolving loan	213	213
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	448	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	89	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	78	78
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,508	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	423	1,459
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Hometown Food Company	First lien senior secured revolving loan	471	376
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	418	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	790	326
Kaseya Inc.	First lien senior secured delayed draw term loan	32	32
Kaseya Inc.	First lien senior secured revolving loan	32	32
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	7,542	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	686	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	195	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,536	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	51	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	258	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	577	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	648	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	406	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,690	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,798	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	177	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	402	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	153	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	96	96
Smarsh Inc.	First lien senior secured revolving loan	6	48
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	30	46
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	67	91
The Shade Store, LLC	First lien senior secured revolving loan	68	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,559	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	305	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,750	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	294	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	562	—
When I Work, Inc.	First lien senior secured revolving loan	129	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,690	1,690
Total Unfunded Portfolio Company Commitments		$124,817	$127,646

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
As of March 31, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to March 31, 2023, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	March 31, 2023		March 31, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,263,143	$11,229	1,171,526	$10,481
Repurchased Shares	(2,595,339)	(23,098)	(1,730,010)	(15,362)
Total shares/net proceeds	(1,332,196)	$(11,869)	(558,484)	$(4,881)

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

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock in each case thereafter, payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2023:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2023
March 31, 2023 (three record dates)	Monthly	$0.15	$22,125
March 31, 2023 (one record date)	Quarterly	0.02	2,429
Total		$0.17	$24,554

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents cash distributions per share that were declared during the three months ended March 31, 2022:

	Distributions
($ in thousands)	Per Share	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
Total		$0.15	$22,847
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
On March 30, 2022, the Board declared a regular quarterly distribution payable on or before April 28, 2022 to shareholders of record as of March 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended March 31, 2022, we recorded distributions in the gross amount of $0.15054 per share.
On February 21, 2023, the Board declared regular monthly distributions for April 2023 through June 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 21, 2023, the Board declared a regular quarterly distribution payable on or before May 15, 2023 to shareholders of record as of March 31, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended March 31, 2023, we recorded distributions in the gross amount of $0.167271 per share.
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
Through March 31, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The tables below reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its shares of common stock during the following periods:

	Three Months Ended March 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$26,888	109.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(2,334)	(9.5)
Total	$0.17	$24,554	100.0%

	Three Months Ended March 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$22,984	100.6%
Net realized gain (loss) on investments(1)	—	740	3.2
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(877)	(3.8)
Total	$0.15	$22,847	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2023	2022
Increase (decrease) in net assets resulting from operations	$31,335	$10,005
Weighted average shares of common stock outstanding—basic and diluted	146,892,513	151,788,770
Earnings per common share-basic and diluted	$0.21	$0.07
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
For the three months ended March 31, 2023 and 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.9 million and $0.3 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.3 million for the three months ended March 31, 2023 and no U.S. federal excise tax expense/(benefit) for the three months ended March 31, 2022.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023 and 2022, the Company recorded a tax expense of approximately $0.6 million and $0.3 million, respectively, for taxable subsidiaries.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The Company recorded net deferred tax liabilities of $5.8 million and $5.3 million as of March 31, 2023 and December 31, 2022 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, at beginning of period	$8.85	$8.98
Results of operations:
Net investment income(1)	0.18	0.16
Net realized and unrealized gain (loss)(4)	0.03	(0.09)
Net increase (decrease) in net assets resulting from operations	0.21	0.07
Shareholder distributions:
Distributions from net investment income(2)	(0.18)	(0.16)
Distributions from net realized gains(2)	—	—	(7)
Undistributed (distributions in excess of) net investment income and net realized gains(2)	0.01	0.01
Net increase (decrease) in net assets from shareholders' distributions	(0.17)	(0.15)
Net asset value, at end of period	$8.89	$8.90

Total Return(5)(8)	2.2%	0.6%

Ratios
Ratio of net expenses to average net assets(3)(6)	12.5%	7.5%
Ratio of net investment income to average net assets(6)	8.3%	6.8%
Portfolio turnover rate	0.8%	2.7%

Supplemental Data
Weighted-average shares outstanding	146,892,513	151,788,770
Shares outstanding, end of period	145,173,088	150,818,035
Net assets, end of period	1,291,173	1,341,968
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2023 and 2022, the total operating expenses to average net assets were 10.7% and 7.5%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
(4)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(5)Total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at that time).
(6)The ratio reflects an annualized amount, except in the case of non-recurring expenses (e.g. initial organization expenses).
(7)The per share amount rounds to less than $0.01 per share.
(8)Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.

Owl Rock Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 12. Subsequent Events
On April 4, 2023, the parties to the SPV Asset Facility II amended the SPV Asset Facility II to, among other things: (i) extend the reinvestment period from April 14, 2023 to April 14, 2025, (ii) extend the stated maturity from April 14, 2030 to April 4, 2033, (iii) incorporate compliance with the transparency and reporting requirements contained in Article 7 of Regulation (EU) 2017/2402 and (iv) change the margin from 2.50% to 2.75% per annum.
On May 9, 2023, the Board declared regular monthly distributions for July 2023 through September 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.
On May 9, 2023, the Board declared a regular quarterly distribution payable on or before August 15, 2023 to shareholders of record as of June 30, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2022 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Our Adviser also serves as investment adviser to Owl Rock Capital Corporation and Owl Rock Core Income Corp.
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), Owl Rock Technology Advisors II LLC ("ORTA II") and Owl Rock Diversified Advisors LLC (“ORDA” and together with ORTA, ORPFA, ORTA II and the Adviser, the "Owl Rock Advisers"), which also are investment advisers. As of March 31, 2023, the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2023, our Adviser and its affiliates have originated $74.5 billion aggregate principal amount of investments, of which $71.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2023, our average investment size in each of our portfolio companies was approximately $14.0 million based on fair value. As of March 31, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 81.6% of our total debt portfolio based on fair value, had weighted average annual revenue of $797 million, weighted average annual EBITDA of $169 million and an average interest coverage of 2.2x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2023, 98.7% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of March 31, 2023, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.
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
Limited Availability of Capital for Middle-Market Companies. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these terms are able to collaborate with respect to syndicated loans.
Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of March 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Conservative Capital Structures. Following the global credit crisis, which we define broadly as occurring between mid-2007 and mid-2009, lenders have generally required borrowers to maintain more equity as a percentage of their total capitalization, specifically to protect lenders during economic downturns. With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
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

Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 70.9% first lien senior secured debt investments (of which 67% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 20.7% second-lien senior secured debt investments, 1.6% unsecured investments, 2.7% preferred equity investments and 4.1% common equity investments.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.9% and 12.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.2% and 12.2%, respectively.
As of March 31, 2023, we had investments in 159 portfolio companies with an aggregate fair value of $2.2 billion. As of March 31, 2023, we had net leverage of 0.71x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to decreased repayments and originations over the quarter; however, when the interest rate environment stabilizes, we expect repayments to increase. In addition, although the pace of originations has slowed, we continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage, and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.
Many of the companies in which we invest have experienced relief and are expecting improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Amergin Asset Management LLC, Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P., “Fifth Season”) and LSI Financing 1 DAC (“LSI Financing”). These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2023		2022
New investment commitments
Gross originations	$2,879		$34,064
Less: Sell downs	—		(45)
Total new investment commitments	$2,879		$34,019
Principal amount of investments funded:
First-lien senior secured debt investments	$1,854		$23,754
Second-lien senior secured debt investments	—		1,000
Unsecured debt investments	—		997
Preferred equity investments	—		1,000
Common equity investments	70		651
Total principal amount of investments funded	$1,924		$27,402
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(28,680)		$(56,615)
Second-lien senior secured debt investments	(8,000)		—
Unsecured debt investments	(39)		—
Preferred equity investments	—		(3,046)
Common equity investments	—		—
Total principal amount of investments sold or repaid	$(36,719)		$(59,661)
Number of new investment commitments in new portfolio companies(1)	—		16
Average new investment commitment amount in new portfolio companies	$—		$1,980
Weighted average term for new investment commitments (in years)	4.1		5.0
Percentage of new debt investment commitments at floating rates	100.0%		92.3%
Percentage of new debt investment commitments at fixed rates	—%		7.7%
Weighted average interest rate of new investment commitments	11.4%	(2)	7.5%	(3)
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	6.5%		6.1%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.

The table below presents investments at fair value and amortized cost as of the following periods:

	March 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,590,717	$1,580,257	(1)	$1,633,375	$1,614,367	(2)
Second-lien senior secured debt investments	477,237	462,577		484,086	467,560
Unsecured debt investments	38,095	34,915		36,708	32,663
Preferred equity investments(3)	61,993	61,337		59,750	58,678
Common equity investments(4)	60,141	91,952		55,033	86,224
Total Investments	$2,228,183	$2,231,038		$2,268,952	$2,259,492
______________
(1)67% of which we consider unitranche loans.
(2)69% of which we consider unitranche loans.
(3)Includes investments in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(4)Includes investments in Amergin and Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin and Fifth Season.
The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Advertising and media	0.9%	0.9%
Aerospace and defense	3.5	3.4
Asset Based Lending and Fund Finance(1)	1.5	1.4
Automotive	1.7	1.6
Buildings and real estate	3.2	4.2
Business services	3.2	3.1
Chemicals	2.6	2.7
Consumer products	4.6	4.5
Containers and packaging	1.4	1.4
Distribution	3.3	3.2
Education	1.2	1.2
Financial services	5.5	5.3
Food and beverage	7.0	7.4
Healthcare equipment and services	4.0	3.9
Healthcare providers and services	5.1	5.0
Healthcare technology	6.1	5.9
Household products	2.4	2.2
Human resource support services	1.4	1.4
Infrastructure and environmental services	0.4	0.4
Insurance(3)	8.1	7.9
Internet software and services	13.8	13.6
Leisure and entertainment	2.7	2.7
Manufacturing	7.1	7.0
Oil and gas	0.6	1.1
Pharmaceuticals(2)	0.1	—
Professional services	2.4	2.4
Specialty retail	3.2	3.2
Transportation	3.0	3.0
Total	100.0%	100.0%
______________
(1)Includes investments in Amergin. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin.
(2)Includes investment in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Fifth Season.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	17.2%	17.4%
Northeast	18.1	17.6
South	32.7	33.7
West	23.9	23.5
International	8.1	7.8
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	11.9%	11.4%
Weighted average total yield of accruing debt and income producing securities(1)	12.2%	11.6%
Weighted average interest rate of accruing debt securities	11.6%	11.1%
Weighted average spread over base rate of all accruing floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$338,445	15.1%	$339,145	15.0%
2	1,662,205	74.5	1,700,525	75.3
3	218,083	9.8	209,883	9.3
4	11,145	0.5	—	—
5	1,160	0.1	9,939	0.4
Total	$2,231,038	100.0%	$2,259,492	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,094,847	99.5%	$2,132,711	99.0%
Non-accrual	11,202	0.5	21,458	1.0
Total	$2,106,049	100.0%	$2,154,169	100.0%
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
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $6.8 million equity commitment to Fifth Season. We increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022 and February 9, 2023 by $1.0 million, $0.7 million, $0.1 million, $0.1 million and $0.1 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. We made a $0.3 million equity investment in LSI Financing on December 14, 2022. We increased our investment in LSI Financing on February 17, 2023 and February 24, 2023 by $0.1 million and $15.7 thousand, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Total Investment Income	$67,223	$48,379
Less: Net Operating Expenses	39,471	25,126
Net Investment Income (Loss) Before Taxes	27,752	23,253
Less: Income tax expense (benefit), including excise tax expense (benefit)	864	269
Net Investment Income (Loss) After Taxes	26,888	22,984
Net change in unrealized gain (loss)	12,185	(13,719)
Net realized gain (loss)	(7,738)	740
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,335	$10,005

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended March 31, 2023, our net asset value per share increased slightly, primarily driven by market spreads tightening.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest income from investments	$55,465	$41,047
Payment-in-kind interest income	7,041	4,037
Dividend income	4,205	2,535
Other income	512	760
Total investment income	$67,223	$48,379
For the Three Months Ended March 31, 2023 and 2022
Investment income increased to $67.2 million for the three months ended March 31, 2023 from $48.4 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $2.5 million as of March 31, 2022 to $4.2 million as of March 31, 2023, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.3 billion to $2.1 billion over the same period. The dividend income increase was primarily driven by an increase in the dividends received from Windows Entities from $1.2 million to $2.6 million for the three months ended March 31, 2022 and 2023, respectively, a dividend of $0.2 million from New PLI Holdings, LLC during the three months ended March 31, 2023 that was not earned in the same period in prior year and a period-over-period increase in other dividend-earning investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns. Period over period, income generated from unscheduled paydown activity decreased from $1.1 million to $0.2 million, for the three months ended March 31, 2022 and 2023, respectively. For the three months ended March 31, 2023 and 2022, PIK income represented 12.5% and 10.3% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$15,934	$10,257
Management fee	8,504	9,084
Performance based incentive fees	6,946	3,357
Professional fees	1,268	1,393
Directors' fees	195	314
Other general and administrative	767	721
Total operating expenses	$33,614	$25,126
Recoupment of expense support	5,857	—
Net operating expenses	$39,471	$25,126
For the Three Months Ended March 31, 2023 and 2022
Net operating expenses increased to $39.5 million for the three months ended March 31, 2023 from $25.1 million for the same period ended March 31, 2022 primarily due to increases in interest expense, recoupment of expense support and performance based incentive fees, partially offset by a decrease in management fees. The increase in interest expense of $5.7 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 3.5% to 6.1% period over period. The increase in performance based incentive fees of $3.6 million is due to an increase in pre-incentive fee net investment income period over period. The increase in recoupment of expense support of $5.9 million is due to an increase in undistributed net investment income and a decrease in other operating expense ratio as compared to the periods in which we incurred expense support. The decrease in management fees of $0.6 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net change in unrealized gain on investments	$20,193	$2,706
Net change in unrealized loss on investments	(9,135)	(15,006)
Income tax (provision) benefit	(94)	—
Translation of assets and liabilities in foreign currencies	1,221	(1,419)
Net change in unrealized gain (loss)	$12,185	$(13,719)
For the Three Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023, net appreciation on investments was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 97.4% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the three months ended March 31, 2023 was due to market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$7,860
Muine Gall, LLC	1,190
Conair Holdings LLC	434
Packaging Coordinators Midco, Inc.	365
Windows Entities	355
Aviation Solutions Midco, LLC (dba STS Aviation)	343
Phoenix Newco, Inc. (dba Parexel)	341
Remaining portfolio companies	4,568
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(1,983)
WU Holdco, Inc. (dba Weiman Products, LLC)	(645)
H-Food Holdings, LLC	(515)
Net unrealized gain (loss) on investments	$12,313

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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2022 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Entertainment Benefits Group, LLC	$1,052
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	923
Remaining portfolio companies	(8,739)
Hg Saturn Luchaco Limited	(831)
Norvax, LLC (dba GoHealth)	(811)
H-Food Holdings, LLC	(765)
Valence Surface Technologies LLC	(709)
Packaging Coordinators Midco, Inc.	(685)
Walker Edison Furniture Company LLC	(681)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(548)
CIBT Global, Inc.	(506)
Net unrealized gain (loss) on investments	$(12,300)
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net realized gain (loss) on investments	$(7,752)	$795
Net realized gain (loss) on foreign currency transactions	14	(55)
Net realized gain (loss)	$(7,738)	$740
Realized Gross Internal Rate of Return
Since we began investing in 2017 through March 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.5% (based on total capital invested of $1.6 billion and total proceeds from these exited investments of $1.8 billion). Over seventy percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). As of March 31, 2023 and December 31, 2022, our asset coverage ratios were 228% and 229%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2023, we had $81.1 million in cash. During the three months ended March 31, 2023, cash provided by operating activities was $71.3 million, primarily as a result of selldowns and repayments of portfolio investments of $60.4 million and other operating activities of $28.9 million, partially offset by funding portfolio investments of $18.0 million. Lastly, we used $37.5 million of cash for financing activities during the period, which was the result of debt issuance costs of $0.1 million, net repayments on our credit facilities of $1.0 million, distributions paid of $13.3 million and repurchased shares of $23.1 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2022, we had $37.0 million in cash. During the three months ended March 31, 2022, cash provided by operating activities was $57.0 million, primarily as a result of selldowns and repayments of portfolio investments of $82.8 million and other operating activities of $27.3 million, partially offset by funding portfolio investments of $53.1 million. Lastly, we used $74.1 million in cash for financing activities during the period, which was the result of debt issuance costs of $1.3 million, net repayments on our credit facilities of $45.0 million, distributions paid of $12.4 million and repurchased shares of $15.4 million.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	March 31, 2023		March 31, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,263,143	$11,229	1,171,526	$10,481
Repurchased Shares	(2,595,339)	(23,098)	(1,730,010)	(15,362)
Total shares/net proceeds	(1,332,196)	$(11,869)	(558,484)	$(4,881)

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2023:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2023
March 31, 2023 (three record dates)	Monthly	$0.15	$22,125
March 31, 2023 (one record date)	Quarterly	0.02	2,429
Total		$0.17	$24,554
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

The following table presents cash distributions per share that were declared during the three months ended March 31, 2022:

	Distributions
($ in thousands)	Per Share	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
Total		$0.15	$22,847
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
On March 30, 2022, our Board declared a regular quarterly distribution payable on or before April 28, 2022 to shareholders of record as of March 31, 2022, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended March 31, 2022, we recorded distributions in the gross amount of $0.15054 per share.
On February 21, 2023, our Board declared regular monthly distributions for April 2023 through June 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 21, 2023, our Board declared a regular quarterly distribution payable on or before May 15, 2023 to shareholders of record as of March 31, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended March 31, 2023, we recorded distributions in the gross amount of $0.167271 per share.
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
Through March 31, 2023, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The tables below reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the following periods:

	Three Months Ended March 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$26,888	109.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(2,334)	(9.5)
Total	$0.17	$24,554	100.0%

	Three Months Ended March 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$22,984	100.6%
Net realized gain (loss) on investments(1)	—	740	3.2
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(877)	(3.8)
Total	$0.15	$22,847	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339

Total Return Since Inception
Cumulative total return for the period April 4, 2017 to March 31, 2023 was 52.4% (without upfront sales load) and 44.8% (with maximum upfront sales load). The following table presents cumulative total returns for the three months ended March 31, 2023, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	2.2%	7.6%	10.9%	8.2%	8.7%	52.4%	44.8%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$394,222	$40,340	$394,104
SPV Asset Facility II	325,000	155,000	87,204	151,561
2024 Notes	450,000	450,000	—	450,169
Total Debt	$1,275,000	$999,222	$127,544	$995,834
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.4 million and $(0.2) million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$15,699	$9,915
Amortization of debt issuance costs	235	342
Total Interest Expense	$15,934	$10,257
Average interest rate	6.1%	3.5%
Average daily borrowings	$998,189	$1,098,056

Senior Securities
Information about our senior securities is shown in the following table as of March 31, 2023 and the fiscal years ended December 31, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
March 31, 2023 (unaudited)	$394.2	$2,278	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
March 31, 2023 (unaudited)	$155.0	$2,278	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
2024 Notes
March 31, 2023 (unaudited)	$450.0	$2,278	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,265	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,391	2,424
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	5	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	3,496	3,496
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	2,154	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured revolving loan	25	19
Apptio, Inc.	First lien senior secured revolving loan	49	196
Aramsco, Inc.	First lien senior secured revolving loan	417	835
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	79
Associations, Inc.	First lien senior secured delayed draw term loan	238	300
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	40	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	6,081	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,529	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	368	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	259	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	19	19
Centrify Corporation	First lien senior secured revolving loan	673	—
CivicPlus, LLC	First lien senior secured revolving loan	213	213
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	448	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	89	44
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	—	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	78	78
Gainsight, Inc.	First lien senior secured revolving loan	872	872
Galls, LLC	First lien senior secured revolving loan	2,508	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	66	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	423	1,459
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	471	376
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	418	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	790	326
Kaseya Inc.	First lien senior secured delayed draw term loan	32	32
Kaseya Inc.	First lien senior secured revolving loan	32	32
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	7,542	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	686	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	195	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,536	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	51	34

Portfolio Company	Investment	March 31, 2023	December 31, 2022
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	258	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	577	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	648	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	406	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,690	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,798	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	177	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	402	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	153	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	96	96
Smarsh Inc.	First lien senior secured revolving loan	6	48
Sonny's Enterprises LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	175	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	30	46
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	67	91
The Shade Store, LLC	First lien senior secured revolving loan	68	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,559	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	305	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,750	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	15	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	294	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	562	—
When I Work, Inc.	First lien senior secured revolving loan	129	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,690	1,690
Total Unfunded Portfolio Company Commitments		$124,817	$127,646
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to March 31, 2023, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2022, of which $12.4 million has been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of March 31, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$394,222	$—	$394,222	$—	$—
SPV Asset Facility II	155,000	—	—	—	155,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$999,222	$—	$844,222	$—	$155,000

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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2022 and in “ITEM 1A. – RISK FACTORS.”
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
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

Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020, and requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Recent Developments
On April 4, 2023, the parties to the SPV Asset Facility II amended the SPV Asset Facility II to, among other things: (i) extend the reinvestment period from April 14, 2023 to April 14, 2025, (ii) extend the stated maturity from April 14, 2030 to April 4, 2033, (iii) incorporate compliance with the transparency and reporting requirements contained in Article 7 of Regulation (EU) 2017/2402 and (iv) change the margin from 2.50% to 2.75% per annum.
On May 9, 2023, our Board declared regular monthly distributions for July 2023 through September 2023. The regular monthly cash distributions, each in the gross amount of $0.050180 per share, will be payable monthly to shareholders of record as of the monthly record date.
On May 9, 2023, our Board declared a regular quarterly distribution payable on or before August 15, 2023 to shareholders of record as of June 30, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk.
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
In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
As of March 31, 2023, 98.7% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. The 2024 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$62.6	$16.5	$46.1
Up 200 basis points	$41.7	$11.0	$30.7
Up 100 basis points	$20.9	$5.5	$15.4
Up 50 basis points	$10.4	$2.8	$7.6
Down 50 basis points	$(10.4)	$(2.8)	$(7.6)
Down 100 basis points	$(20.9)	$(5.5)	$(15.4)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90

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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.

PART III
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit (a)(3) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2019).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on April 4, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Owl Rock Capital Corporation II

Date: May 11, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer