Form 10-Q
period 2023-06-30
Blue Owl Capital Corp II
filed 2023-08-10
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to
Commission File Number: 814-01219
________________________________________________________________________________________________
BLUE OWL CAPITAL CORPORATION II
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

As of August 10, 2023, the registrant had 142,890,035 shares of common stock, $0.01 par value per share, outstanding.
i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Capital Corporation II (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

Item 1. Consolidated Financial Statements.
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,116,636 and $2,255,113 respectively)	$2,117,893	$2,239,445
Non-controlled, affiliated investments (amortized cost of $24,988 and $13,839, respectively)	30,933	20,047
Total investments at fair value (amortized cost of $2,141,624 and $2,268,952, respectively)	2,148,826	2,259,492
Cash	47,345	44,219
Foreign cash (cost of $616 and $3,020, respectively)	629	3,056
Interest and dividend receivable	19,585	18,769
Prepaid expenses and other assets	1,445	914
Total Assets	$2,217,830	$2,326,450
Liabilities
Debt (net of deferred unamortized debt issuance costs of $5,248 and $3,550, respectively)	$898,975	$996,673
Payables to affiliates	23,039	16,827
Accrued expenses and other liabilities	22,355	16,689
Total Liabilities	944,369	1,030,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 142,402,668 and 146,505,284 shares issued and outstanding, respectively	1,424	1,465
Additional paid-in-capital	1,274,908	1,311,619
Accumulated undistributed (overdistributed) earnings	(2,871)	(16,823)
Total Net Assets	1,273,461	1,296,261
Total Liabilities and Net Assets	$2,217,830	$2,326,450
Net Asset Value Per Share	$8.94	$8.85
______________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$55,470	$41,099	$110,675	$81,962
Payment-in-kind interest income	7,420	5,037	14,461	9,074
Dividend income	3,540	2,441	7,524	4,976
Other income	926	602	1,390	1,342
Total investment income from non-controlled, non-affiliated investments	67,356	49,179	134,050	97,354
Investment income from non-controlled, affiliated investments:
Interest income	272	193	532	377
Dividend income	110	827	331	827
Other Income	20	20	68	40
Total investment income from non-controlled, affiliated investments	402	1,040	931	1,244
Total Investment Income	67,758	50,219	134,981	98,598
Operating Expenses
Interest expense	15,414	11,129	31,348	21,386
Management fee	8,303	8,840	16,807	17,924
Performance based incentive fees	7,154	4,805	14,100	8,162
Professional fees	1,256	1,300	2,524	2,693
Directors' fees	195	287	390	601
Other general and administrative	720	869	1,487	1,590
Total Operating Expenses	33,042	27,230	66,656	52,356
Recoupment of expense support (Note 3)	5,794	—	11,651	—
Net Operating Expenses	38,836	27,230	78,307	52,356
Net Investment Income (Loss) Before Taxes	28,922	22,989	56,674	46,242
Income tax expense (benefit), including excise tax expense (benefit)	991	336	1,855	605
Net Investment Income (Loss)	$27,931	$22,653	$54,819	$45,637
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$3,440	$(35,155)	$14,454	$(47,447)
Non-controlled, affiliated investments	(306)	2,085	(262)	2,077
Income tax (provision) benefit	(803)	—	(897)	—
Translation of assets and liabilities in foreign currencies	1,226	(3,534)	2,447	(4,953)
Total Net Change in Unrealized Gain (Loss)	3,557	(36,604)	15,742	(50,323)
Net realized gain (loss):
Non-controlled, non-affiliated investments	4	(5)	(7,748)	790
Foreign currency transactions	(15)	(23)	(1)	(78)
Total Net Realized Gain (Loss)	(11)	(28)	(7,749)	712
Total Net Realized and Change in Unrealized Gain (Loss)	3,546	(36,632)	7,993	(49,611)
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,477	$(13,979)	$62,812	$(3,974)
Earnings Per Share - Basic and Diluted	$0.22	$(0.09)	$0.43	$(0.03)
Weighted Average Shares Outstanding - Basic and Diluted	145,534,431	151,201,955	146,209,556	151,493,741

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (15)(22)(23)	First lien senior secured loan	S +	5.75%	08/2028	$923	$909	$923	0.1	%
Global Music Rights, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	08/2027	—	(1)	—	—	%
					923	908	923	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (14)(23)	First lien senior secured loan	S +	7.25%	01/2025	37,358	37,140	37,171	2.9	%
Peraton Corp. (15)(18)(23)	Second lien senior secured loan	S +	7.75%	02/2029	14,562	14,392	14,089	1.1	%
Valence Surface Technologies LLC (15)(22)(23)	First lien senior secured loan	S +	7.75% (3.88% PIK)	06/2025	33,045	32,872	26,436	2.1	%
Valence Surface Technologies LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	06/2025	2,685	2,673	2,146	0.2	%
					87,650	87,077	79,842	6.3	%
Asset based lending and fund finance
Hg Genesis 8 Sumoco Limited (10)(20)(22)(23)	Unsecured facility	SA +	6.00% PIK	08/2025	6,555	6,792	6,555	0.5	%
Hg Genesis 9 SumoCo Limited (12)(20)(22)(23)	Unsecured facility	E +	7.00% PIK	03/2027	1,088	1,093	1,088	0.1	%
Hg Saturn Luchaco Limited (10)(20)(22)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	26,754	28,490	26,486	2.1	%
					34,397	36,375	34,129	2.7	%
Buildings and real estate
Associations, Inc. (15)(23)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	54,659	54,300	54,249	4.3	%
Associations, Inc. (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	06/2024	211	209	209	—	%
Associations, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	07/2027	—	(41)	(46)	—	%
REALPAGE, INC. (14)(18)(23)	Second lien senior secured loan	S +	6.50%	04/2029	6,500	6,423	6,278	0.5	%
					61,370	60,891	60,690	4.8	%
Business services
Access CIG, LLC (14)(23)	Second lien senior secured loan	S +	7.75%	02/2026	24,564	24,509	24,502	1.9	%
CIBT Global, Inc. (15)(22)(23)(28)	First lien senior secured loan	S +	5.25% (4.25% PIK)	05/2026	159	106	103	—	%
CIBT Global, Inc. (15)(22)(23)(28)	Second lien senior secured loan	S +	7.75% PIK	12/2026	11,237	4,717	1,068	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (7)(23)	First lien senior secured loan	L +	5.75%	09/2028	5,906	5,814	5,877	0.5	%
Denali BuyerCo, LLC (dba Summit Companies) (22)(23)(32)(33)	First lien senior secured revolving loan	L +	5.75%	09/2027	—	(1)	(1)	—	%
Diamondback Acquisition, Inc. (dba Sphera) (14)(22)(23)	First lien senior secured loan	S +	5.50%	09/2028	629	619	619	—	%
Diamondback Acquisition, Inc. (dba Sphera) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.50%	09/2023	—	(1)	(1)	—	%
Entertainment Benefits Group, LLC (14)(22)(23)	First lien senior secured loan	S +	4.75%	05/2028	858	851	858	0.1	%
Entertainment Benefits Group, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	4.75%	04/2027	22	21	22	—	%
Gainsight, Inc. (7)(22)(23)	First lien senior secured loan	L +	6.75% PIK	07/2027	5,828	5,764	5,770	0.5	%
Gainsight, Inc. (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	623	612	614	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group) (15)(23)	First lien senior secured loan	S +	6.25%	12/2026	28,127	27,858	28,127	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	12/2026	357	328	357	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(25)	Unsecured notes		0.48% PIK	12/2029	825	825	922	0.1	%
Kaseya Inc. (14)(22)(23)	First lien senior secured loan	S +	6.25% (2.50% PIK)	06/2029	535	526	534	—	%
Kaseya Inc. (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	06/2024	2	2	2	—	%
Kaseya Inc. (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25% (2.50% PIK)	06/2029	8	8	8	—	%
KPSKY Acquisition, Inc. (dba BluSky) (15)(22)(23)	First lien senior secured loan	S +	5.50%	10/2028	983	967	968	0.1	%
					80,663	73,525	70,349	5.5	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (6)(23)	Second lien senior secured loan	L +	7.75%	11/2028	22,500	22,250	19,800	1.6	%
Douglas Products and Packaging Company LLC (15)(22)(23)	First lien senior secured loan	S +	7.00%	06/2025	3,401	3,372	3,384	0.3	%
Douglas Products and Packaging Company LLC (9)(22)(23)(32)	First lien senior secured revolving loan	P +	6.00%	06/2025	45	41	43	0.0	%
Gaylord Chemical Company, L.L.C. (15)(23)	First lien senior secured loan	S +	6.00%	03/2027	27,099	26,914	27,099	2.1	%
Gaylord Chemical Company, L.L.C. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.00%	03/2026	—	(14)	—	—	%
Velocity HoldCo III Inc. (dba VelocityEHS) (15)(22)(23)	First lien senior secured loan	S +	5.75%	04/2027	6,009	5,916	6,009	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	04/2026	245	241	245	—	%
					59,299	58,720	56,580	4.5	%
Consumer products
Conair Holdings LLC (7)(23)	Second lien senior secured loan	L +	7.50%	05/2029	45,000	44,414	42,300	3.3	%
Feradyne Outdoors, LLC (15)(22)(23)	First lien senior secured loan	S +	6.25%	05/2026	640	640	605	—	%
Foundation Consumer Brands, LLC (15)(22)(23)	First lien senior secured loan	S +	6.25%	02/2027	3,335	3,260	3,335	0.3	%
Lignetics Investment Corp. (15)(23)	First lien senior secured loan	S +	6.00%	11/2027	10,879	10,775	10,743	0.8	%
Lignetics Investment Corp. (16)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,422	1,409	1,403	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (16)(22)(23)	First lien senior secured loan	S +	5.25%	03/2029	747	734	717	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	03/2029	65	64	62	—	%
WU Holdco, Inc. (dba Weiman Products, LLC) (15)(23)	First lien senior secured loan	S +	5.50%	03/2026	46,026	45,573	44,531	3.4	%
WU Holdco, Inc. (dba Weiman Products, LLC) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	03/2025	2,043	2,007	1,928	0.2	%
					110,157	108,876	105,624	8.2	%
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (15)(22)(23)	First lien senior secured loan	S +	6.40%	10/2028	761	755	761	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.40%	09/2027	—	(1)	—	—	%
Fortis Solutions Group, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	10/2028	897	882	877	0.1	%
Fortis Solutions Group, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	10/2027	12	11	10	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	892	884	892	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	05/2028	17	16	17	—	%
Pregis Topco LLC (6)(23)	Second lien senior secured loan	L +	7.06%	08/2029	30,000	29,585	29,897	2.3	%
					32,579	32,132	32,454	2.6	%
Distribution
ABB/Con-cise Optical Group LLC (15)(22)(23)	First lien senior secured loan	S +	7.50%	02/2028	848	838	829	0.1	%
Endries Acquisition, Inc. (14)(23)	First lien senior secured loan	S +	6.25%	12/2025	26,265	26,078	26,265	2.1	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (15)(23)	First lien senior secured loan	S +	6.25%	11/2025	30,179	29,911	30,179	2.4	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.25%	11/2024	478	451	478	—	%
Offen, Inc. (16)(23)	First lien senior secured loan	S +	5.00%	06/2026	4,667	4,645	4,667	0.4	%
					62,437	61,923	62,418	5.0	%
Education
Learning Care Group (US) No. 2 Inc. (7)(18)(23)	Second lien senior secured loan	L +	7.50%	03/2026	5,393	5,351	5,319	0.4	%
Pluralsight, LLC (15)(22)(23)	First lien senior secured loan	S +	8.00%	04/2027	20,640	20,489	20,331	1.6	%
Pluralsight, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	8.00%	04/2027	647	639	628	—	%
					26,680	26,479	26,278	2.0	%
Financial services
Adenza Group, Inc. (14)(23)	First lien senior secured loan	S +	5.75%	12/2027	42,801	42,445	42,801	3.4	%
Adenza Group, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.75%	07/2023	—	(8)	—	—	%
Adenza Group, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	12/2025	—	(21)	—	—	%
Blackhawk Network Holdings, Inc. (7)(23)	Second lien senior secured loan	L +	7.00%	06/2026	18,777	18,707	18,730	1.5	%
Muine Gall, LLC (16)(20)(22)(23)	First lien senior secured loan	S +	7.00% PIK	09/2026	28,151	28,326	27,940	2.2	%
NMI Acquisitionco, Inc. (dba Network Merchants) (14)(23)	First lien senior secured loan	S +	5.75%	09/2025	3,291	3,278	3,266	0.3	%
NMI Acquisitionco, Inc. (dba Network Merchants) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	10/2023	778	770	773	0.1	%
NMI Acquisitionco, Inc. (dba Network Merchants) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	09/2025	—	(1)	(2)	—	%
Smarsh Inc. (16)(22)(23)	First lien senior secured loan	S +	6.50%	02/2029	762	755	758	0.1	%
Smarsh Inc. (16)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.50%	02/2024	95	94	95	—	%
Smarsh Inc. (22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	02/2029	—	—	—	—	%
					94,655	94,345	94,361	7.6	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (15)(22)(23)	Second lien senior secured loan	S +	7.00%	09/2029	5,000	4,965	4,950	0.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (14)(22)(23)	First lien senior secured loan	S +	7.50% (4.00% PIK)	09/2026	32,639	32,353	27,825	2.2	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (14)(22)(23)	First lien senior secured revolving loan	S +	7.50% (4.00% PIK)	09/2026	2,392	2,376	2,039	0.2	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
BP Veraison Buyer, LLC (dba Sun World) (15)(23)	First lien senior secured loan	S +	5.50%	05/2027	14,303	14,180	14,231	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.50%	05/2027	—	(15)	(9)	—	%
H-Food Holdings, LLC (8)(18)(23)	First lien senior secured loan	L +	4.00%	05/2025	1	1	1	—	%
H-Food Holdings, LLC (8)(23)	Second lien senior secured loan	L +	7.00%	03/2026	18,200	18,007	14,286	1.0	%
Hissho Sushi Merger Sub LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	05/2028	897	889	897	0.1	%
Hissho Sushi Merger Sub LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	05/2028	5	4	5	—	%
Hometown Food Company (6)(23)	First lien senior secured loan	L +	5.00%	08/2023	1,340	1,339	1,340	0.1	%
Hometown Food Company (22)(23)(32)	First lien senior secured revolving loan	L +	5.00%	08/2023	—	—	—	—	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (14)(22)(23)	First lien senior secured loan	S +	6.25%	03/2027	1,000	985	983	0.1	%
Nellson Nutraceutical, LLC (15)(23)	First lien senior secured loan	S +	5.75%	12/2025	25,883	25,715	25,689	2.0	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (15)(23)	First lien senior secured loan	S +	4.50%	07/2025	4,798	4,766	4,546	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	4.50%	07/2025	700	700	648	0.1	%
Shearer's Foods, LLC (14)(23)	Second lien senior secured loan	S +	7.75%	09/2028	36,000	35,739	36,000	2.8	%
Ultimate Baked Goods Midco, LLC (14)(23)	First lien senior secured loan	S +	6.25%	08/2027	16,252	15,952	16,049	1.3	%
Ultimate Baked Goods Midco, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.25%	08/2027	—	(34)	(25)	—	%
					159,410	157,922	149,455	11.8	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (15)(22)(23)	Second lien senior secured loan	S +	6.50%	02/2030	1,000	983	983	0.1	%
CSC MKG Topco LLC (dba Medical Knowledge Group) (14)(22)(23)	First lien senior secured loan	S +	5.75%	02/2029	845	831	833	0.1	%
Nelipak Holding Company (15)(23)	First lien senior secured loan	S +	4.25%	07/2026	271	269	271	—	%
Nelipak Holding Company (14)(22)(23)(32)	First lien senior secured USD revolving loan	S +	4.25%	07/2024	144	140	144	—	%
Nelipak Holding Company (11)(22)(23)(32)	First lien senior secured EUR revolving loan	E +	4.50%	07/2024	209	192	209	—	%
Nelipak Holding Company (15)(23)	Second lien senior secured USD term loan	S +	8.25%	07/2027	7,994	7,922	7,994	0.6	%
Nelipak Holding Company (12)(22)(23)	Second lien senior secured EUR term loan	E +	8.50%	07/2027	7,823	7,953	7,784	0.6	%
Packaging Coordinators Midco, Inc. (7)(23)	Second lien senior secured loan	L +	7.00%	12/2029	37,269	36,676	35,965	2.8	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (15)(20)(23)	First lien senior secured loan	S +	6.75%	01/2028	25,391	25,090	25,074	2.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (20)(22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.75%	01/2026	—	(28)	(33)	—	%
Rhea Parent, Inc. (15)(22)(23)	First lien senior secured loan	S +	5.75%	02/2029	766	753	758	0.1	%
					81,712	80,781	79,982	6.3	%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (14)(22)(23)	First lien senior secured loan	S +	5.50%	03/2025	996	996	989	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (15)(23)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	19,637	19,478	19,146	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,374	1,353	1,331	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Natural Partners, LLC (15)(20)(22)(23)	First lien senior secured loan	S +	6.00%	11/2027	920	905	910	0.1	%
Natural Partners, LLC (20)(22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(1)	—	%
OB Hospitalist Group, Inc. (15)(22)(23)	First lien senior secured loan	S +	5.50%	09/2027	18,308	18,032	17,988	1.4	%
OB Hospitalist Group, Inc. (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,290	1,248	1,238	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (15)(22)(23)	First lien senior secured loan	S +	9.75% PIK	09/2028	11,997	11,814	11,697	0.9	%
Pacific BidCo Inc. (15)(20)(22)(23)	First lien senior secured loan	S +	5.75%	08/2029	1,718	1,679	1,692	0.1	%
Pacific BidCo Inc. (19)(20)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	—	—	%
Phoenix Newco, Inc. (dba Parexel) (14)(22)(23)	Second lien senior secured loan	S +	6.50%	11/2029	35,000	34,703	34,738	2.7	%
Plasma Buyer LLC (dba PathGroup) (15)(22)(23)	First lien senior secured loan	S +	5.75%	05/2029	676	664	659	0.1	%
Plasma Buyer LLC (dba PathGroup) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(1)	(3)	—	%
Plasma Buyer LLC (dba PathGroup) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	05/2028	—	(1)	(2)	—	%
Premier Imaging, LLC (dba LucidHealth) (14)(23)	First lien senior secured loan	S +	6.00%	01/2025	7,557	7,512	7,481	0.6	%
Quva Pharma, Inc. (14)(23)	First lien senior secured loan	S +	5.50%	04/2028	11,611	11,354	11,437	0.9	%
Quva Pharma, Inc. (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	04/2026	544	524	526	—	%
Tivity Health, Inc. (15)(22)(23)	First lien senior secured loan	S +	6.00%	06/2029	993	969	985	0.1	%
Unified Women's Healthcare, LP (14)(22)(23)	First lien senior secured loan	S +	5.25%	06/2029	903	897	903	0.1	%
Unified Women's Healthcare, LP (19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.25%	06/2024	—	—	—	—	%
Unified Women's Healthcare, LP (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	(1)	—	—	%
Vermont Aus Pty Ltd (15)(20)(22)(23)	First lien senior secured loan	S +	5.50%	03/2028	988	967	973	0.1	%
					114,512	113,089	112,687	8.9	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(22)(23)	First lien senior secured loan	L +	5.75%	08/2028	594	587	584	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	5.75%	08/2023	—	(2)	(2)	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	08/2026	20	19	19	—	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)	First lien senior secured loan	S +	5.75%	10/2028	912	898	896	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	10/2027	29	28	28	—	%
Imprivata, Inc. (14)(22)(23)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	869	0.1	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(23)	First lien senior secured loan	S +	6.50%	08/2026	39,066	38,776	38,578	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	08/2026	1,190	1,164	1,156	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Interoperability Bidco, Inc. (dba Lyniate) (15)(22)(23)	First lien senior secured loan	S +	7.00%	12/2026	14,168	14,099	14,027	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	7.00%	12/2024	339	330	327	—	%
Ocala Bidco, Inc. (7)(23)	First lien senior secured loan	L +	6.25% (2.75% PIK)	11/2028	33,692	33,041	33,103	2.6	%
Ocala Bidco, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	5.75%	05/2024	—	(43)	(22)	—	%
Ocala Bidco, Inc. (15)(23)	Second lien senior secured loan	S +	10.50% PIK	11/2033	24,354	23,980	24,111	1.9	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,849	9,900	0.8	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,924	4,963	0.4	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	810	867	802	0.1	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	2,119	2,263	2,103	0.2	%
					133,175	131,654	131,442	10.4	%
Household products
Aptive Environmental, LLC (22)(23)(25)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,150	2,725	2,969	0.2	%
HGH Purchaser, Inc. (dba Horizon Services) (15)(23)	First lien senior secured loan	S +	6.50%	11/2025	34,521	34,268	34,349	2.7	%
HGH Purchaser, Inc. (dba Horizon Services) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	11/2025	3,665	3,642	3,646	0.3	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(22)(23)	First lien senior secured loan	S +	5.75%	04/2029	519	510	516	—	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	126	123	126	—	%
Mario Purchaser, LLC (dba Len the Plumber) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	04/2028	—	(1)	—	—	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (14)(22)(23)	Unsecured facility	S +	10.75% PIK	04/2032	177	172	175	—	%
SimpliSafe Holding Corporation (14)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	815	802	809	0.1	%
SimpliSafe Holding Corporation (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	—	(1)	—	—	%
					42,973	42,240	42,590	3.3	%
Human resource support services
Cornerstone OnDemand, Inc. (15)(22)(23)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,457	15,667	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (15)(22)(23)	First lien senior secured loan	S +	6.00%	09/2028	9,115	8,970	9,047	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(10)	(5)	—	%
					25,782	25,417	24,709	1.9	%
Infrastructure and environmental services
LineStar Integrity Services LLC (16)(23)	First lien senior secured loan	S +	7.25%	02/2026	8,413	8,463	8,035	0.6	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)	First lien senior secured loan	S +	5.25%	03/2028	678	667	670	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	03/2028	19	17	17	—	%
					9,110	9,147	8,722	0.7	%
Insurance
Alera Group, Inc. (14)(23)	First lien senior secured loan	S +	6.00%	10/2028	7,333	7,203	7,333	0.6	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Ardonagh Midco 2 PLC (18)(20)(22)(23)(25)	Unsecured notes		11.50%	01/2027	640	637	590	—	%
Ardonagh Midco 3 PLC (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	7.25%	07/2026	6,480	6,369	6,478	0.5	%
Ardonagh Midco 3 PLC (13)(20)(22)(23)	First lien senior secured EUR term loan	E +	7.25%	07/2026	536	542	536	—	%
Ardonagh Midco 3 PLC (16)(20)(22)(23)	First lien senior secured USD term loan	S +	6.00%	07/2026	1,440	1,421	1,433	0.1	%
Brightway Holdings, LLC (15)(22)(23)	First lien senior secured loan	S +	6.50%	12/2027	4,418	4,374	4,329	0.3	%
Brightway Holdings, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	12/2027	263	258	253	—	%
Evolution BuyerCo, Inc. (dba SIAA) (15)(23)	First lien senior secured loan	S +	6.25%	04/2028	29,356	29,043	29,062	2.3	%
Evolution BuyerCo, Inc. (dba SIAA) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(20)	(22)	—	%
Integrity Marketing Acquisition, LLC (15)(23)	First lien senior secured loan	S +	5.80%	08/2025	27,147	26,963	27,147	2.1	%
Integrity Marketing Acquisition, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.80%	08/2025	—	(10)	—	—	%
Norvax, LLC (dba GoHealth) (14)(23)	First lien senior secured loan	S +	7.50%	09/2025	16,515	16,211	16,309	1.3	%
Norvax, LLC (dba GoHealth) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	09/2024	—	(10)	(34)	—	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (14)(23)	First lien senior secured loan	S +	6.00%	11/2028	22,539	22,364	22,539	1.8	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(7)	—	—	%
PCF Midco II, LLC (dba PCF Insurance Services) (22)(23)(25)	First lien senior secured loan		9.00% PIK	10/2031	24,885	23,063	22,832	1.8	%
Tempo Buyer Corp. (dba Global Claims Services) (15)(22)(23)	First lien senior secured loan	S +	5.50%	08/2028	692	681	681	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	5.50%	08/2023	—	(1)	(1)	—	%
Tempo Buyer Corp. (dba Global Claims Services) (9)(22)(23)(32)	First lien senior secured revolving loan	P +	4.25%	08/2027	38	36	36	—	%
THG Acquisition, LLC (dba Hilb) (14)(23)	First lien senior secured loan	S +	5.75%	12/2026	24,786	24,447	24,539	1.9	%
THG Acquisition, LLC (dba Hilb) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	12/2025	416	397	397	—	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (15)(22)(23)	First lien senior secured loan	S +	5.75%	07/2027	1,659	1,635	1,643	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	07/2027	—	(2)	(2)	—	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (14)(22)(23)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,429	1,412	1,422	0.1	%
					170,572	167,006	167,500	13.0	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (15)(20)(23)	First lien senior secured loan	S +	6.50%	05/2025	10,645	10,589	10,645	0.8	%
3ES Innovation Inc. (dba Aucerna) (14)(20)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	05/2025	300	297	300	—	%
Anaplan, Inc. (14)(23)	First lien senior secured loan	S +	6.50%	06/2029	13,508	13,388	13,508	1.1	%
Anaplan, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(8)	—	—	%
Apptio, Inc. (7)(22)(23)	First lien senior secured loan	L +	5.00%	01/2025	7,364	7,318	7,364	0.6	%
Apptio, Inc. (7)(22)(23)(32)	First lien senior secured revolving loan	L +	5.00%	01/2025	147	145	147	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Bayshore Intermediate #2, L.P. (dba Boomi) (15)(22)(23)	First lien senior secured loan	S +	7.50% PIK	10/2028	17,749	17,477	17,482	1.2	%
Bayshore Intermediate #2, L.P. (dba Boomi) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.50%	10/2027	248	228	229	—	%
BCPE Nucleon (DE) SPV, LP (8)(20)(22)(23)	First lien senior secured loan	L +	7.00%	09/2026	35,556	35,223	35,556	2.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (15)(22)(23)	First lien senior secured loan	S +	8.00% PIK	12/2026	10,469	10,397	10,469	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	7.00%	12/2026	—	(14)	—	—	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (15)(22)(23)	First lien senior secured loan	S +	5.50%	08/2027	2,447	2,402	2,300	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.50%	08/2023	551	539	505	—	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	08/2027	166	163	155	—	%
Centrify Corporation (15)(22)(23)	First lien senior secured loan	S +	5.75%	03/2028	13,005	12,768	12,908	1.0	%
Centrify Corporation (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(24)	(10)	—	%
CivicPlus, LLC (7)(22)(23)	First lien senior secured loan	L +	6.75% (2.50% PIK)	08/2027	2,506	2,487	2,506	0.2	%
CivicPlus, LLC (6)(22)(23)(32)	First lien senior secured revolving loan	L +	6.00%	08/2027	38	37	38	—	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (16)(22)(23)	Unsecured notes	S +	11.75% PIK	06/2034	499	487	497	—	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (16)(23)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,853	38,800	3.0	%
EET Buyer, Inc. (dba e-Emphasys) (15)(22)(23)	First lien senior secured loan	S +	6.50%	11/2027	898	891	898	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	11/2027	—	(1)	—	—	%
Forescout Technologies, Inc. (7)(23)	First lien senior secured loan	L +	9.28% PIK	08/2026	14,641	14,529	14,714	1.2	%
Forescout Technologies, Inc. (19)(22)(23)(32)(33)	First lien senior secured delayed draw term loan	L +	9.00%	07/2024	—	(26)	—	—	%
Forescout Technologies, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	8.50%	08/2025	—	(5)	—	—	%
Genesis Acquisition Co. (dba Procare Software) (15)(23)	First lien senior secured loan	S +	5.00%	07/2025	1,983	1,975	1,978	0.2	%
Genesis Acquisition Co. (dba Procare Software) (15)(22)(23)	First lien senior secured revolving loan	S +	5.00%	07/2025	293	292	292	—	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (14)(20)(22)(23)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,313	14,544	1.1	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (20)(22)(23)(32)(33)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(64)	—	—	%
Hyland Software, Inc. (6)(18)(23)	Second lien senior secured loan	L +	6.25%	07/2025	12,145	12,139	11,629	0.9	%
Litera Bidco LLC (14)(23)	First lien senior secured loan	S +	5.73%	05/2026	26,045	25,844	26,022	2.0	%
Litera Bidco LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.25%	05/2026	—	(4)	(3)	—	%
MessageBird BidCo B.V. (14)(20)(23)	First lien senior secured loan	S +	6.75%	05/2027	9,333	9,189	9,240	0.7	%
MINDBODY, Inc. (6)(23)	First lien senior secured loan	L +	7.00%	02/2025	11,936	11,892	11,876	0.9	%
MINDBODY, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	7.00%	02/2025	—	(3)	(5)	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Ministry Brands Holdings, LLC (14)(22)(23)	First lien senior secured loan	S +	5.50%	12/2028	697	686	683	0.1	%
Ministry Brands Holdings, LLC (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	28	26	26	—	%
Ministry Brands Holdings, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.50%	12/2027	25	24	24	—	%
Proofpoint, Inc. (14)(22)(23)	Second lien senior secured loan	S +	6.25%	08/2029	4,900	4,880	4,741	0.4	%
QAD, Inc. (14)(22)(23)	First lien senior secured loan	S +	5.38%	11/2027	4,373	4,306	4,286	0.3	%
QAD, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(8)	(11)	—	%
Securonix, Inc. (15)(22)(23)	First lien senior secured loan	S +	6.50%	04/2028	847	840	818	0.1	%
Securonix, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	04/2028	—	(1)	(5)	—	%
Tahoe Finco, LLC (6)(20)(22)(23)	First lien senior secured loan	L +	6.00%	09/2028	23,256	23,070	23,023	1.8	%
Tahoe Finco, LLC (20)(22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.00%	10/2027	—	(12)	(17)	—	%
Thunder Purchaser, Inc. (dba Vector Solutions) (15)(23)	First lien senior secured loan	S +	5.75%	06/2028	13,663	13,559	13,561	1.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	5.75%	08/2023	837	830	830	0.1	%
Thunder Purchaser, Inc. (dba Vector Solutions) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	5.75%	06/2027	693	687	686	0.1	%
When I Work, Inc. (7)(22)(23)	First lien senior secured loan	L +	7.00% PIK	11/2027	832	826	817	0.1	%
When I Work, Inc. (22)(23)(32)(33)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(1)	(3)	—	%
					297,167	294,425	294,043	22.9	%
Leisure and entertainment
Troon Golf, L.L.C. (16)(23)	First lien senior secured loan	S +	5.75%	08/2027	60,410	60,189	60,108	4.7	%
Troon Golf, L.L.C. (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.75%	08/2026	—	(15)	(23)	—	%
					60,410	60,174	60,085	4.7	%
Manufacturing
BCPE Watson (DE) ORML, LP (16)(20)(22)(23)	First lien senior secured loan	S +	6.50%	07/2028	1,000	991	995	0.1	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (14)(22)(23)	Second lien senior secured loan	S +	8.25%	12/2028	6,300	6,178	6,205	0.4	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (15)(23)	First lien senior secured loan	S +	6.00%	07/2027	20,788	20,636	20,684	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	07/2027	464	452	455	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(22)(23)	First lien senior secured loan	L +	4.50%	07/2026	193	185	185	—	%
PHM Netherlands Midco B.V. (dba Loparex) (7)(23)	Second lien senior secured loan	L +	8.75%	07/2027	28,000	26,795	27,160	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (14)(18)(23)	First lien senior secured loan	S +	4.50%	06/2026	3,427	3,411	3,231	0.3	%
Sonny's Enterprises, LLC (15)(23)	First lien senior secured loan	S +	6.75%	08/2028	44,161	43,527	43,499	3.4	%
Sonny's Enterprises, LLC (19)(23)(32)(33)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(15)	(15)	—	%
Sonny's Enterprises, LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.75%	08/2027	—	(53)	(39)	—	%
					104,333	102,107	102,360	7.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (15)(23)	First lien senior secured loan	S +	7.00%	05/2026	7,836	7,784	7,758	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (22)(23)(32)(33)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(2)	(6)	—	%
					7,836	7,782	7,752	0.6	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (8)(23)	First lien senior secured loan	L +	5.75%	07/2024	18,478	18,409	18,478	1.5	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (9)(22)(23)(32)	First lien senior secured revolving loan	P +	3.75%	07/2024	1,264	1,257	1,264	0.1	%
Apex Group Treasury, LLC (7)(20)(22)(23)	Second lien senior secured loan	L +	6.75%	07/2029	11,618	11,457	11,414	0.9	%
Apex Service Partners, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	07/2025	989	979	987	0.1	%
Apex Service Partners, LLC (22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	07/2025	—	—	—	—	%
Gerson Lehrman Group, Inc. (15)(23)	First lien senior secured loan	S +	5.25%	12/2024	4,474	4,462	4,474	0.4	%
Gerson Lehrman Group, Inc. (14)(22)(23)(32)	First lien senior secured revolving loan	S +	5.25%	12/2024	1,020	1,015	1,020	0.1	%
Guidehouse Inc. (14)(22)(23)	First lien senior secured loan	S +	6.25%	10/2028	916	909	911	0.1	%
Relativity ODA LLC (14)(23)	First lien senior secured loan	S +	6.50%	05/2027	17,320	17,162	17,319	1.2	%
Relativity ODA LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	6.50%	05/2027	—	(14)	—	—	%
Sensor Technology Topco, Inc. (dba Humanetics) (15)(22)(23)	First lien senior secured loan	S +	6.50%	05/2026	10,877	10,798	10,795	0.8	%
Sensor Technology Topco, Inc. (dba Humanetics) (12)(22)(23)	First lien senior secured EUR term loan	E +	6.75%	05/2026	2,136	2,111	2,119	0.1	%
Sensor Technology Topco, Inc. (dba Humanetics) (12)(22)(23)(32)	First lien senior secured revolving loan	E +	6.75%	05/2026	197	190	189	—	%
					69,289	68,735	68,970	5.3	%
Specialty retail
Galls, LLC (15)(23)	First lien senior secured loan	S +	6.75% (0.50% PIK)	01/2025	18,302	18,223	18,165	1.4	%
Galls, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	01/2024	2,385	2,363	2,345	0.2	%
Milan Laser Holdings LLC (14)(23)	First lien senior secured loan	S +	5.00%	04/2027	22,578	22,424	22,578	1.8	%
Milan Laser Holdings LLC (22)(23)(32)(33)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(11)	—	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (15)(23)	First lien senior secured loan	S +	6.75%	11/2027	24,001	23,718	23,581	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (15)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	2,092	2,053	2,048	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	05/2027	141	118	104	—	%
The Shade Store, LLC (15)(22)(23)	First lien senior secured loan	S +	6.00%	10/2027	2,239	2,217	2,143	0.2	%
The Shade Store, LLC (15)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2026	118	116	109	—	%
					71,856	71,221	71,073	5.7	%
Telecommunications
EOS U.S. Finco LLC (15)(20)(22)(23)	First lien senior secured loan	S +	6.00%	10/2029	2,320	2,205	2,274	0.2	%
EOS U.S. Finco LLC (20)(22)(23)(32)(33)	First lien senior secured loan	S +	6.00%	10/2029	—	(32)	—	—	%
					2,320	2,173	2,274	0.2	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Transportation
Lytx, Inc. (14)(23)	First lien senior secured loan	S +	6.75%	02/2028	23,668	23,489	23,550	1.8	%
Motus Group, LLC (6)(22)(23)	Second lien senior secured loan	L +	6.50%	12/2029	3,615	3,584	3,561	0.3	%
					27,283	27,073	27,111	2.1	%
Total non-controlled/non-affiliated portfolio company debt investments					$2,028,550	$2,002,197	$1,974,403	155.0	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	340	$—	$—	—	%
AAM Series 2.1 Aviation Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	1,052	1,391	1,392	0.1	%
Amergin Asset Management, LLC (20)(22)(23)(26)(31)(32)	Class A Units		N/A	N/A	50,000,000	—	—	—	%
						1,391	1,392	0.1	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,002	996	1,065	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	36,676	37,531	2.9	%
						37,672	38,596	3.0	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock		13.50% PIK	N/A	10,200,000	10,959	11,099	0.9	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units		N/A	N/A	431,889	368	251	—	%
Dodge Construction Network Holdings, L.P. (15)(22)(23)(26)	Series A Preferred Units	S +	8.25% PIK	N/A	—	9	9	—	%
						11,336	11,359	0.9	%
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units		N/A	N/A	41,874	425	577	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units		N/A	N/A	350,000	350	392	—	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) (22)(23)(25)(26)	Perpetual Preferred Stock		11.75% PIK	N/A	400	440	448	—	%
						1,215	1,417	—	%
Consumer Products
ASP Conair Holdings LP (22)(23)(26)(31)	Class A Units		N/A	N/A	12,857	1,286	1,215	0.1	%
						1,286	1,215	0.1	%
Food and beverage
H-Food Holdings, LLC (22)(23)(26)(31)	LLC Interest		N/A	N/A	1,625	1,625	1,197	0.1	%
Hissho Sushi Holdings, LLC (22)(23)(26)(31)	Class A units		N/A	N/A	7,502	75	91	—	%
						1,700	1,288	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (22)(23)(26)(31)	Class A Units		N/A	N/A	5,665	6,014	6,538	0.5	%
Maia Aggregator, LP (22)(23)(26)(31)	Class A-2 Units		N/A	N/A	112,360	112	119	—	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(25)(26)	Class A Units		8.00% PIK	N/A	1,370	1,786	1,786	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(26)(31)	Class B Units		N/A	N/A	18,864	25	313	—	%
Rhea Acquisition Holdings, LP (22)(23)(26)(31)	Series A-2 Units		N/A	N/A	119,048	119	154	—	%
						8,056	8,910	0.6	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Healthcare providers and services
KOBHG Holdings L.P. (dba OB Hospitalist) (22)(23)(26)(31)	Class A Interests	N/A	N/A	1,291	1,291	1,199	0.1	%
					1,291	1,199	0.1	%
Healthcare technology
Minerva Holdco, Inc (22)(23)(25)(26)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,142	1,072	0.1	%
					1,142	1,072	0.1	%
Household products
Evology, LLC (22)(23)(26)(31)	Class B Units	N/A	N/A	113	540	744	0.1	%
					540	744	0.1	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (22)(23)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	5,500	6,435	5,766	0.5	%
					6,435	5,766	0.5	%
Insurance
Evolution Parent, LP (dba SIAA) (22)(23)(26)(31)	LP Interest	N/A	N/A	892	892	998	0.1	%
Fifth Season Investments LLC (22)(23)(26)(31)	Class A Units	N/A	N/A	1	1,483	1,483	0.1	%
GoHealth, Inc. (17)(22)(23)(31)	Common Stock	N/A	N/A	15,139	1,163	298	—	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (22)(23)(26)(31)	LP Interest	N/A	N/A	106	106	102	—	%
PCF Holdco, LLC (dba PCF Insurance Services) (22)(23)(26)(31)	Class A Units	N/A	N/A	2,513,848	6,375	11,479	0.9	%
					10,019	14,360	1.1	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock	N/A	N/A	3,000	300	270	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units	N/A	N/A	1,345,119	1,345	1,382	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants	N/A	N/A	25,540	157	29	—	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest	N/A	N/A	1,000	1,001	1,097	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units	N/A	N/A	819,817	820	840	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock	6.00% PIK	N/A	3,750	4,097	4,056	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock	11.25% PIK	N/A	2,385	2,815	2,709	0.2	%
					10,566	10,414	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest	N/A	N/A	7,000	700	832	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units	N/A	N/A	10,616	20,106	43,880	3.4	%
					20,806	44,712	3.5	%
Pharmaceuticals
LSI Financing 1 DAC (20)(22)(23)(26)(31)	Preferred Equity	N/A	N/A	1,046,340	984	1,046	0.1	%
					984	1,046	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments					114,439	143,490	11.1	%
Total non-controlled/non-affiliated portfolio company investments					$2,116,636	$2,117,893	166.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (15)(22)(23)(30)	First lien senior secured loan	S +	8.00%	06/2026	$6,035	$5,998	$6,035	0.5	%
Swipe Acquisition Corporation (dba PLI) (15)(19)(22)(23)(30)(32)	First lien senior secured delayed draw term loan	S +	8.00%	12/2023	1,797	1,797	1,797	0.2	%
Swipe Acquisition Corporation (dba PLI) (22)(23)(30)(32)	Letter of Credit	S +	8.00%	06/2026	—	—	—	—	%
					7,832	7,795	7,832	0.7	%
Household products
Walker Edison Furniture Company LLC (14)(22)(23)(28)(30)	First lien senior secured loan	S +	6.75% PIK	03/2027	4,421	4,132	4,332	0.4	%
Walker Edison Furniture Company LLC (14)(19)(22)(23)(28)(30)(32)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	114	112	114	—	%
Walker Edison Furniture Company LLC (14)(22)(23)(28)(30)	First lien senior secured revolving loan	S +	6.25% PIK	03/2027	2,247	2,247	2,247	0.2	%
					6,782	6,491	6,693	0.6	%
Total non-controlled/affiliated portfolio company debt investments					14,614	14,286	14,525	1.3	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units		N/A	N/A	10,755	$5,952	$12,113	1.0	%
						5,952	12,113	1.0	%
Household Products
Walker Edison Holdco LLC (22)(23)(26)(30)(31)	Common Units		N/A	N/A	49,159	4,750	4,295	0.3	%
						4,750	4,295	0.3	%
Total non-controlled/affiliated portfolio company equity investments						10,702	16,408	1.3	%
Total non-controlled/affiliated portfolio company investments						$24,988	$30,933	2.6	%
Total Investments						$2,141,624	$2,148,826	168.7	%
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
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2023 was 5.76%.
(9)The interest rate on these loans is subject to PRIME, which as of June 30, 2023 was 8.25%.
(10)The interest rate on this loan is subject to SONIA, which as of June 30, 2023 was 4.93%.
(11)The interest rate on this loan is subject to 1 month EURIBOR, which as of June 30, 2023 was 3.40%.
(12)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.
(13)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2023 was 3.90%.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(14)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(17)Level 1 investment.
(18)Level 2 investment.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 12.38% of total assets as calculated in accordance with the regulatory requirements.
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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $159.6 million, or 12.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(27)Investment represents multiple underlying investments, including Midwest Custom Windows, LLC, Greater Toronto Custom Windows, Corp., Garden State Custom Windows, LLC, Long Island Custom Windows, LLC, Jemico, LLC, Atlanta Custom Windows, LLC and Fairchester Custom Windows, LLC. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset, with a fair value of $3.3 million as of June 30, 2023.
(28)Loan was on non-accrual status as of June 30, 2023.
(29)As of June 30, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $7.5 million based on a tax cost basis of $2.2 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $52.7 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $45.2 million.
(30)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2023	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$20,047	$17	$(110)	$(10)	$—	$—	$19,944	$68	$532	$331
Walker Edison Furniture Company LLC	—	11,242	—	(253)	—	—	10,989	—	—	—
Total	$20,047	$11,259	$(110)	$(263)	$—	$—	$30,933	$68	$532	$331
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$27,931	$22,653	$54,819	$45,637
Net change in unrealized gain (loss)	3,557	(36,604)	15,742	(50,323)
Net realized gain (loss)	(11)	(28)	(7,749)	712
Net Increase (Decrease) in Net Assets Resulting from Operations	31,477	(13,979)	62,812	(3,974)
Distributions
Distributions declared from earnings(1)	(24,306)	(22,763)	(48,860)	(45,610)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(24,306)	(22,763)	(48,860)	(45,610)
Capital Share Transactions
Reinvestment of shareholders' distributions	11,138	10,412	22,367	20,893
Repurchased shares	(36,021)	(25,734)	(59,119)	(41,096)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(24,883)	(15,322)	(36,752)	(20,203)
Total Increase (Decrease) in Net Assets	(17,712)	(52,064)	(22,800)	(69,787)
Net Assets, at beginning of period	1,291,173	1,341,968	1,296,261	1,359,691
Net Assets, at end of period	$1,273,461	$1,289,904	$1,273,461	$1,289,904
______________
(1)For the three and six months ended June 30, 2023 and 2022, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$62,812	$(3,974)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(50,918)	(116,920)
Proceeds from investments and investment repayments, net	192,246	214,544
Net change in unrealized (gain) loss on investments	(14,192)	45,370
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(2,470)	4,918
Net realized (gain) loss on investments	7,743	(790)
Net realized (gain) loss on foreign currency transactions relating to investments	5	(1)
Paid-in-kind interest and dividends	(17,841)	(12,849)
Net accretion/amortization of discount/premium on investments	(3,907)	(4,703)
Amortization of debt issuance costs	516	770
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(816)	1,519
(Increase) decrease in receivable for investments sold	—	11,623
(Increase) decrease in prepaid expenses and other assets	(531)	(799)
Increase (decrease) in payables to affiliates	6,212	(2,040)
Increase (decrease) in accrued expenses and other liabilities	5,654	805
Net cash provided by (used in) operating activities	184,513	137,473
Cash Flows from Financing Activities
Borrowings on debt	90,000	142,000
Repayments of debt	(186,000)	(217,000)
Debt issuance costs	(2,214)	(1,532)
Distributions paid to shareholders	(26,481)	(24,717)
Repurchased shares	(59,119)	(41,096)
Net cash provided by (used in) financing activities	(183,814)	(142,345)
Net increase (decrease) in cash, including foreign cash	699	(4,872)
Cash, including foreign cash, beginning of period	47,275	54,067
Cash, including foreign cash, end of period	$47,974	$49,195

Supplemental and Non-Cash Information
Interest paid during the period	$31,257	$20,469
Distributions declared during the period	$48,860	$45,610
Dividend payable	$2,473	$—
Reinvestment of distributions during the period	$22,367	$20,893
Taxes, including excise tax, paid during the period	$868	$240
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Principal Business
Blue Owl Capital Corporation II (f/k/a Owl Rock Capital Corporation II) (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base.
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
The Company is managed by Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) (the “Adviser”). The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
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

Blue Owl Capital Corporation II
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2023, PIK interest and PIK dividend income earned were $8.9 million and $17.3 million, respectively, representing approximately 13.0% and 12.8% of investment income, respectively. For the three and six months ended June 30, 2022, PIK interest and PIK dividend income earned was $6.0 million and $11.0 million, respectively, representing approximately 12.0% and 11.2% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Blue Owl Capital Corporation II
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2022. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

Blue Owl Capital Corporation II
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
Note 3. Agreements and Related Party Transactions
As of June 30, 2023, the Company had payables to affiliates of $23.0 million, primarily comprised of $8.3 million of management fees, $7.2 million of accrued performance based incentive fees and $5.8 million of expense support recoupment.
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
For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.4 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $0.5 million and $1.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
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
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three and six months ended June 30, 2023, the Company incurred management fees of approximately $8.3 million and $16.8 million, respectively. For the three and six months ended June 30, 2022, the Company incurred management fees of approximately $8.8 million and $17.9 million, respectively.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
For the three and six months ended June 30, 2023, the Company incurred net investment income based incentive fees of $7.2 million and $14.1 million, respectively. For the three and six months ended June 30, 2022, the Company incurred net investment income based incentive fees of $4.8 million and $9.4 million, respectively.
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
For the three and six months ended June 30, 2023, the Company did not incur capital gains based incentive fees. For the three months ended June 30, 2022, the Company did not incur capital gains based incentive fees, and for the six months ended June 30, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
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
For the three and six months ended June 30, 2023 and 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses.
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
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II") and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OTCA II and the Adviser, the "Blue Owl Credit Advisers"), which are also investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company.
Dealer Manager Agreement
The Company has entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Blue Owl Securities LLC (“Blue Owl Securities”), an affiliate of the Adviser. On October 1, 2019, the Company entered into the Follow-on Dealer Manager Agreement with Blue Owl Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). The Company has determined not to file additional post-effective amendments to its registration statement and terminated its public offering and the Dealer Manager Agreement as of April 30, 2021. Under the terms of the Dealer Manager Agreement, Blue Owl Securities served as the dealer manager for the Company’s public offering of its shares of common stock. As dealer manager, Blue Owl Securities earned a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to the Company’s distribution reinvestment plan, the upfront selling commissions and dealer manager fees were not paid.
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

Blue Owl Capital Corporation II
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
As of June 30, 2023, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three and six months ended June 30, 2023, the Company recorded obligations to repay Expense Support from the Adviser of $5.8 million and $11.7 million, respectively. During the three and six months ended June 30, 2022, the Company did not repay expense support to the Adviser.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	—	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	5,857	730	—	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	5,794	—	—	7.4%	N/A	0.70%
September 30, 2020	3,079	—	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$16,186	$12,040	$4,528
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
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”), with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.
Promissory Note
On May 18, 2017, the Board authorized the Company, as Borrower, to enter into a series of promissory notes (the “Promissory Notes”) with the Adviser. The Promissory Notes matured on December 31, 2020. See Note 6 “Debt”.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,507,308	$1,496,711	$1,633,375	$1,614,367
Second-lien senior secured debt investments	470,680	455,904	484,086	467,560
Unsecured debt investments	38,496	36,314	36,708	32,663
Preferred equity investments	63,556	63,737	59,750	58,678
Common equity investments	61,584	96,160	55,033	86,224
Total Investments	$2,141,624	$2,148,826	$2,268,952	$2,259,492
The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	3.7		3.4
Asset Based Lending and Fund Finance(1)	1.7		1.4
Automotive	1.8		1.6
Buildings and real estate	3.4		4.2
Business services	3.3		3.1
Chemicals	2.6		2.7
Consumer products	5.0		4.5
Containers and packaging	1.5		1.4
Distribution	2.9		3.2
Education	1.2		1.2
Financial services	4.4		5.3
Food and beverage	7.0		7.4
Healthcare equipment and services	4.1		3.9
Healthcare providers and services	5.3		5.0
Healthcare technology	6.2		5.9
Household products	2.5		2.2
Human resource support services	1.4		1.4
Infrastructure and environmental services	0.4		0.4
Insurance(3)	8.5		7.9
Internet software and services	14.2		13.6
Leisure and entertainment	2.8		2.7
Manufacturing	6.8		7.0
Pharmaceuticals(2)	0.0	(4)	—
Oil and gas	0.4		1.1
Professional services	3.2		2.4
Specialty retail	3.3		3.2
Telecommunications	0.1		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
(2)Includes investment in LSI Financing 1 DAC (“LSI Financing”).
(3)Includes investments in Fifth Season Investment LLC ("Fifth Season").
(4)Rounds to less than 0.1.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	18.2%	17.4%
Northeast	18.6	17.6
South	30.0	33.7
West	24.9	23.5
International	8.3	7.8
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$3,232	$1,493,479	$1,496,711
Second-lien senior secured debt investments	—	37,315	418,589	455,904
Unsecured debt investments	—	590	35,724	36,314
Preferred equity investments	—	—	63,737	63,737
Common equity investments	298	—	95,862	96,160
Total Investments	$298	$41,137	$2,107,391	$2,148,826

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,614,366	$1,614,367
Second-lien senior secured debt investments	—	13,798	453,762	467,560
Unsecured debt investments	—	569	32,094	32,663
Preferred equity investments	—	—	58,678	58,678
Common equity investments	158	—	86,066	86,224
Total Investments	$158	$14,368	$2,244,966	$2,259,492

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,580,184	$430,773	$34,915	$61,337	$91,706	$2,198,915
Purchases of investments, net	31,476	—	—	(5)	1,404	32,875
Payment-in-kind	7,286	926	385	1,541	39	10,177
Proceeds from investments, net	(123,977)	(7,750)	—	(14)	—	(131,741)
Net change in unrealized gain (loss) on investments	3	(303)	992	836	2,713	4,241
Net realized gain (loss) on investments	4	—	—	—	—	4
Net accretion/amortization of discount/premium on investments	1,879	255	16	42	—	2,192
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(3,376)	(5,312)	(584)	—	—	(9,272)
Fair value, end of period	$1,493,479	$418,589	$35,724	$63,737	$95,862	$2,107,391
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
Purchases of investments, net	48,385	(1)	—	807	1,732	50,923
Payment-in-kind	11,221	1,820	1,760	2,931	70	17,802
Proceeds from investments, net	(176,350)	(15,750)	(38)	(14)	(2)	(192,154)
Net change in unrealized gain (loss) on investments	8,533	1,120	1,880	1,252	3,246	16,031
Net realized gain (loss) on investments	(7,748)	—	(5)	—	—	(7,753)
Net accretion/amortization of discount/premium on investments	3,259	503	33	83	—	3,878
Transfers between investment types	(4,750)	—	—	—	4,750	—
Transfers into (out of) Level 3(1)	(3,437)	(22,865)	—	—	—	(26,302)
Fair value, end of period	$1,493,479	$418,589	$35,724	$63,737	$95,862	$2,107,391
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,753,308	$455,753	$35,175	$46,259	$68,049	$2,358,544
Purchases of investments, net	50,167	1,572	558	10,366	1,138	63,801
Payment-in-kind	5,370	783	236	993	30	7,412
Proceeds from investments, net	(129,228)	(2,548)	—	—	—	(131,776)
Net change in unrealized gain (loss) on investments	(15,712)	(14,555)	(2,781)	(2,838)	448	(35,438)
Net realized gain (loss) on investments	(4)	—	—	—	—	(4)
Net amortization of discount on investments	2,175	213	11	35	—	2,434
Transfers into (out of) Level 3(1)	—	6,508	—	—	—	6,508
Fair value, end of period	$1,666,076	$447,726	$33,199	$54,815	$69,665	$2,271,481
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2022, transfers into of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	99,628	2,553	1,547	11,403	2,157	117,288
Payment-in-kind	8,414	1,360	1,311	1,705	60	12,850
Proceeds from investments, net	(207,026)	(2,548)	—	(4,900)	—	(214,474)
Net change in unrealized gain (loss) on investments	(23,308)	(18,742)	(3,821)	(3,630)	1,053	(48,448)
Net realized gain (loss) on investments	19	—	—	772	—	791
Net accretion/amortization of discount/premium on investments	4,097	404	29	152	—	4,682
Transfers into (out of) Level 3(1)	(73)	(19,801)	—	—	—	(19,874)
Fair value, end of period	$1,666,076	$447,726	$33,199	$54,815	$69,665	$2,271,481
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$1,164	$(15,212)
Second-lien senior secured debt investments	(320)	(13,856)
Unsecured debt investments	992	(2,781)
Preferred equity investments	772	(2,839)
Common equity investments	3,226	448
Total Investments	$5,834	$(34,240)

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$2,033	$(23,038)
Second-lien senior secured debt investments	(2,892)	(17,560)
Unsecured debt investments	1,880	(3,821)
Preferred equity investments	1,187	(3,574)
Common equity investments	3,658	1,258
Total Investments	$5,866	$(46,735)

Blue Owl Capital Corporation II
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

	As of June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,322,432	Yield Analysis	Market Yield	9.1% - 27.2% (13.4%)	Decrease
	171,047	Recent Transaction	Transaction Price	98.5% - 99.5% (99.1%)	Increase
Second-lien senior secured debt investments	$417,521	Yield Analysis	Market Yield	12.8% - 28.0% (15.8%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$34,802	Yield Analysis	Market Yield	11.5% - 20.9% (13.6%)	Decrease
	922	Market Approach	EBITDA Multiple	13.0x - 13.0x (13.0x)	Increase
Preferred equity investments	$62,682	Yield Analysis	Market Yield	11.5% - 17.3% (15.0%)	Decrease
	1,046	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	11.3x - 11.3x (11.3x)	Increase
Common equity investments	$87,335	Market Approach	EBITDA Multiple	3.5x - 20.3x (7.9x)	Increase
	3,524	Market Approach	Revenue Multiple	2.0x - 15.8x (10.2x)	Increase
	4,974	Recent Transaction	Transaction Price	100.0% - 131.1% (102.0%)	Increase
	29	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,602,197	Yield Analysis	Market Yield	9.1% - 42.0% (13.0%)	Decrease
	8,789	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
	3,378	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$452,695	Yield Analysis	Market Yield	12.6% - 21.0% (16.1%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$31,269	Yield Analysis	Market Yield	10.4% - 20.2% (12.4%)	Decrease
	825	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$58,361	Yield Analysis	Market Yield	11.9% - 17.0% (13.9%)	Decrease
	309	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$81,345	Market Approach	EBITDA Multiple	3.8x - 23.3x (8.2x)	Increase
	3,420	Market Approach	Revenue Multiple	1.8x - 16.6x (10.2x)	Increase
	1,283	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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

Blue Owl Capital Corporation II
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

	June 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$304,131	$304,131	$374,084	$374,084
SPV Asset Facility II	144,702	144,702	172,397	172,397
2024 Notes	450,142	426,375	450,192	428,625
Total Debt	$898,975	$875,208	$996,673	$975,106
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, and 2024 Notes are presented net of deferred financing costs of $0.1 million, $5.2 million and $(0.1) million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	426,375	428,625
Level 3	448,833	546,481
Total Debt	$875,208	$975,106
Financial Instruments Not Carried at Fair Value
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 240% and 229% as of June 30, 2023 and December 31, 2022, respectively.
Debt obligations consisted of the below as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$304,223	$121,449	$304,131
SPV Asset Facility II	325,000	150,000	27,218	144,702
2024 Notes	450,000	450,000	—	450,142
Total Debt	$1,275,000	$904,223	$148,667	$898,975
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $5.2 million and $(0.1) million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$15,133	$10,702	$30,832	$20,617
Amortization of debt issuance costs	281	427	516	769
Total Interest Expense	$15,414	$11,129	$31,348	$21,386
Average interest rate	6.2%	4.0%	6.2%	3.8%
Average daily borrowings	$918,234	$1,024,681	$957,991	$1,061,166

Blue Owl Capital Corporation II
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
SPV Asset Facility II
On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the maximum principal amount of the SPV Asset Facility II, change the interest rates for amounts drawn in U.S. dollars, to extend the maturity of the SPV Asset Facility II to convert the benchmark rate of the facility from LIBOR to Term SOFR and make certain other changes. The following describes the terms of the SPV Asset Facility II as amended through April 4, 2023 (the “SPV Asset Facility II Third Amendment Date”).

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
From time to time, the Company expects to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing II. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC II Financing II through the Company’s ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Third Amendment Date is $325 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 14, 2025 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 4, 2033 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company.
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.25%) plus, (x) with respect to revolving loans, 2.75% and (y) with respect to term loans, 2.75% during the SPV Asset Facility II’s reinvestment period and 2.75% thereafter. From the SPV Asset Facility II Third Amendment Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets. Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,160	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	1,448	2,424
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	3,496	3,496
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,197	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured revolving loan	50	19
Apptio, Inc.	First lien senior secured revolving loan	343	196
Aramsco, Inc.	First lien senior secured revolving loan	—	835
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	79

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Associations, Inc.	First lien senior secured delayed draw term loan	114	300
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	32	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,051	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	263	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	259	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	18	19
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	175	213
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	403	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	78	78
Gainsight, Inc.	First lien senior secured revolving loan	249	872
Galls, LLC	First lien senior secured revolving loan	2,900	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,020	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	44	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	37	1,459

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	471	376
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,522	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	790	326
Kaseya Inc.	First lien senior secured delayed draw term loan	30	32
Kaseya Inc.	First lien senior secured revolving loan	24	32
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	—	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	49	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	149	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,321	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	43	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	343	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	735	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	651	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	406	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,972	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,641	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	638	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	300	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	772	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	95	96
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5	46
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	62	91
The Shade Store, LLC	First lien senior secured revolving loan	109	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,455	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	129	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	123	294

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	449	—
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,479	1,690
Total Unfunded Portfolio Company Commitments		$111,331	$127,646
As of June 30, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to June 30, 2023, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	June 30, 2023		June 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,249,774	$11,138	1,181,410	$10,412
Repurchased Shares	(4,020,194)	(36,021)	(2,961,334)	(25,734)
Total shares/net proceeds	(2,770,420)	$(24,883)	(1,779,924)	$(15,322)
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Six Months Ended
	June 30, 2023		June 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	2,512,917	$22,367	2,352,936	$20,893
Repurchased Shares	(6,615,533)	(59,119)	(4,691,343)	(41,096)
Total shares/net proceeds	(4,102,616)	$(36,752)	(2,338,407)	$(20,203)

Blue Owl Capital Corporation II
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock in each case thereafter, payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2023:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2023
March 31, 2023 (three record dates)	Monthly	$0.15	$22,125
March 31, 2023 (one record date)	Quarterly	0.02	2,429
June 30, 2023 (three record dates)	Monthly	0.15	21,923
June 30, 2023 (one record date)	Quarterly	0.01	2,383
Total		$0.33	$48,860

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Distributions
($ in thousands)	Per Share	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
Total		$0.30	$45,610
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
On May 9, 2023, the Board declared a regular quarterly distribution payable on or before August 15, 2023 to shareholders of record as of June 30, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended June 30, 2023, we recorded distributions in the gross amount of $0.167271 per share.
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
Through June 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Blue Owl Capital Corporation II
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

	Six Months Ended June 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.37	$54,819	112.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.04)	(5,959)	(12.2)
Total	$0.33	$48,860	100.0%

	Six Months Ended June 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$45,637	100.1%
Net realized gain (loss) on investments(1)	—	712	1.6
Distributions in excess of (undistributed) net investment income and realized gains	—	(739)	(1.6)
Total	$0.30	$45,610	100.0%
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

Blue Owl Capital Corporation II
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$31,477	$(13,979)	$62,812	$(3,974)
Weighted average shares of common stock outstanding—basic and diluted	145,534,431	151,201,955	146,209,556	151,493,741
Earnings per common share-basic and diluted	$0.22	$(0.09)	$0.43	$(0.03)

Blue Owl Capital Corporation II
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
For the three and six months ended June 30, 2023, the Company recorded U.S. federal income tax expense/(benefit) of $1.0 million and $1.9 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.3 million and $0.6 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, the Company recorded a current tax expense of approximately $0.6 million and $0.9 million, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2022, the Company recorded a current tax expense of approximately $0.5 million and $0.7 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $6.5 million and $5.3 million as of June 30, 2023 and December 31, 2022 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, at beginning of period	$8.85	$8.98
Results of operations:
Net investment income(1)	0.37	0.30
Net realized and unrealized gain (loss)(4)	0.05	(0.33)
Net increase (decrease) in net assets resulting from operations	0.42	(0.03)
Shareholder distributions:
Distributions from net investment income(2)	(0.37)	(0.30)
Distributions from net realized gains(2)	—	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	0.04	—
Net increase (decrease) in net assets from shareholders' distributions	(0.33)	(0.30)
Net asset value, at end of period	$8.94	$8.65

Total Return(5)(7)	4.8%	(0.5)%

Ratios
Ratio of net expenses to average net assets(3)(6)	11.6%	7.9%
Ratio of net investment income to average net assets(6)	9.4%	6.8%
Portfolio turnover rate	2.3%	7.7%

Supplemental Data
Weighted-average shares outstanding	146,209,556	151,493,741
Shares outstanding, end of period	142,402,668	149,038,112
Net assets, end of period	$1,273,461	$1,289,904
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the six months ended June 30, 2023 and 2022, the total operating expenses to average net assets were 10.6% and 7.9%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
(7)Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
Note 12. Subsequent Events
Blue Owl Capital Corporation II was formerly known as “Owl Rock Capital Corporation II.” On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company’s name to “Blue Owl Capital Corporation II.” The Company’s new name took effect on July 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2022 and our Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation II (f/k/a Blue Owl Capital Corporation II) (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Blue Owl Credit Advisors LLC (f/k/a Owl Rock Capital Advisors LLC) (the “Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On February 28, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California.
We are managed by our Adviser. Our Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain organizational activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation (f/k/a Owl Rock Capital Corporation) and Blue Owl Credit Income Corp (f/k/a Owl Rock Core Income Corp.).
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II") and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the "Blue Owl Credit Advisers"), which also are investment advisers. As of June 30, 2023, the Adviser and its affiliates had $73.8 billion of assets under management across Blue Owl’s Credit platform.
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
In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2023, our Adviser and its affiliates have originated $78.0 billion aggregate principal amount of investments, of which $74.4 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and unsponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2023, our average investment size in each of our portfolio companies was approximately $13.8 million based on fair value. As of June 30, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 84.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $823 million, weighted average annual EBITDA of $176 million and an average interest coverage of 1.9x.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2023, 98.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. We or the Adviser will be able to terminate the Expense Support Agreement at any time, with or without notice. The Expense Support Agreement will automatically terminate in the event of (a) the termination of the Investment Advisory Agreement, or (b) a determination by our Board to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, we will be required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of June 30, 2023, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.
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
Robust Demand for Debt Capital. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market mid-year 2022 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 69.6% first lien senior secured debt investments (of which 70% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 21.2% second-lien senior secured debt investments, 1.7% unsecured investments, 3.0% preferred equity investments and 4.5% common equity investments.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.2% and 12.3%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.5% and 12.5%, respectively.
As of June 30, 2023, we had investments in 156 portfolio companies with an aggregate fair value of $2.1 billion. As of June 30, 2023, we had net leverage of 0.67x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions activity which in turn has led to moderate repayments and originations over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage, and healthcare, and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections.
Many of the companies in which we invest have experienced relief and are expecting improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"), Amergin Asset Management LLC, Fifth Season Investments LLC (“Fifth Season”) and LSI Financing 1 DAC (“LSI Financing”). These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$23,389	$65,573
Less: Sell downs	—	(7,058)
Total new investment commitments	$23,389	$58,515
Principal amount of investments funded:
First-lien senior secured debt investments	$17,851	$28,543
Second-lien senior secured debt investments	—	883
Unsecured debt investments	—	575
Preferred equity investments	752	5,735
Common equity investments	356	1,138
Total principal amount of investments funded	$18,959	$36,874
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(100,032)	$(114,525)
Second-lien senior secured debt investments	(7,750)	—
Unsecured debt investments	—	—
Preferred equity investments	(79)	—
Common equity investments	(6)	—
Total principal amount of investments sold or repaid	$(107,867)	$(114,525)
Number of new investment commitments in new portfolio companies(1)	2	13
Average new investment commitment amount in new portfolio companies	$8,800	$2,102
Weighted average term for new investment commitments (in years)	3.6	5.5
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new investment commitments(2)	11.7%	9.1%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	6.4%	6.8%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% and 2.12% as of June 30, 2023 and 2022, respectively.

The table below presents investments at fair value and amortized cost as of the following periods:

	June 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,507,308	$1,496,711	(1)	$1,633,375	$1,614,367	(2)
Second-lien senior secured debt investments	470,680	455,904		484,086	467,560
Unsecured debt investments	38,496	36,314		36,708	32,663
Preferred equity investments(3)	63,556	63,737		59,750	58,678
Common equity investments(4)	61,584	96,160		55,033	86,224
Total Investments	$2,141,624	$2,148,826		$2,268,952	$2,259,492
______________
(1)70% of which we consider unitranche loans.
(2)69% of which we consider unitranche loans.
(3)Includes investments in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(4)Includes investments in Amergin and Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin and Fifth Season.
The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	3.7		3.4
Asset Based Lending and Fund Finance(1)	1.7		1.4
Automotive	1.8		1.6
Buildings and real estate	3.4		4.2
Business services	3.3		3.1
Chemicals	2.6		2.7
Consumer products	5.0		4.5
Containers and packaging	1.5		1.4
Distribution	2.9		3.2
Education	1.2		1.2
Financial services	4.4		5.3
Food and beverage	7.0		7.4
Healthcare equipment and services	4.1		3.9
Healthcare providers and services	5.3		5.0
Healthcare technology	6.2		5.9
Household products	2.5		2.2
Human resource support services	1.4		1.4
Infrastructure and environmental services	0.4		0.4
Insurance(3)	8.5		7.9
Internet software and services	14.2		13.6
Leisure and entertainment	2.8		2.7
Manufacturing	6.8		7.0
Oil and gas	0.4		1.1
Pharmaceuticals(2)	0.0	(4)	—
Professional services	3.2		2.4
Specialty retail	3.3		3.2
Telecommunications	0.1		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin.
(2)Includes investment in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Fifth Season.
(4)Rounds to less than 0.1.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	18.2%	17.4%
Northeast	18.6	17.6
South	30.0	33.7
West	24.9	23.5
International	8.3	7.8
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	12.2%	11.4%
Weighted average total yield of accruing debt and income producing securities(1)	12.5%	11.6%
Weighted average interest rate of accruing debt securities	11.9%	11.1%
Weighted average spread over base rate of all accruing floating rate investments	6.7%	6.7%
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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$301,675	14.0%	$339,145	15.0%
2	1,637,159	76.2	1,700,525	75.3
3	197,833	9.2	209,883	9.3
4	10,989	0.5	—	—
5	1,170	0.1	9,939	0.4
Total	$2,148,826	100.0%	$2,259,492	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,005,169	99.4%	$2,132,711	99.0%
Non-accrual	11,315	0.6	21,458	1.0
Total	$2,016,484	100.0%	$2,154,169	100.0%
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
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $6.8 million equity commitment to Fifth Season. We increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023 and June 20, 2023 by $1.0 million, $0.7 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million, $46.7 thousand, $46.7 thousand and $46.7 thousand, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. We made a $0.3 million equity investment in LSI Financing on December 14, 2022. We increased our investment in LSI Financing on February 17, 2023, February 24, 2023 and March 16, 2023 by $0.1 million, $15.7 thousand and $0.1 million, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Total Investment Income	$67,758	$50,219	$134,981	$98,598
Less: Net Operating Expenses	38,836	27,230	78,307	52,356
Net Investment Income (Loss) Before Taxes	28,922	22,989	56,674	46,242
Less: Income tax expense (benefit), including excise tax expense (benefit)	991	336	1,855	605
Net Investment Income (Loss) After Taxes	27,931	22,653	54,819	45,637
Net change in unrealized gain (loss)	3,557	(36,604)	15,742	(50,323)
Net realized gain (loss)	(11)	(28)	(7,749)	712
Net Increase (Decrease) in Net Assets Resulting from Operations	$31,477	$(13,979)	$62,812	$(3,974)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the quarter ended June 30, 2023, our net asset value per share increased slightly, primarily driven by market spreads tightening.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest income from investments	$55,742	$41,292	$111,207	$82,339
Payment-in-kind interest income	7,420	5,037	14,461	9,074
Dividend income	3,650	3,268	7,855	5,803
Other income	946	622	1,458	1,382
Total investment income	$67,758	$50,219	$134,981	$98,598
For the Three Months Ended June 30, 2023 and 2022
Investment income increased to $67.8 million for the three months ended June 30, 2023 from $50.2 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $3.3 million for the period ended June 30, 2022 to $3.7 million for the period ended June 30, 2023, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.2 billion to $2.0 billion over the same period. The dividend income increase was primarily driven by an increase in the dividends received from Windows Entities from $1.4 million to $1.9 million for the three months ended June 30, 2022 and 2023, respectively. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Period over period, income generated from unscheduled paydown activity increased from $0.9 million to $1.1 million, for the three months ended June 30, 2022 and 2023, respectively. For the three months ended June 30, 2023 and 2022, PIK income represented 13.0% and 12.0% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
For the Six Months Ended June 30, 2023 and 2022
Investment income increased to $135.0 million for the six months ended June 30, 2023 from $98.6 million for the same period in prior year primarily due to an increase in interest rates and an increase in dividend income, which increased from $5.8 million for the period ended June 30, 2022 to $7.9 million for the period ended June 30, 2023, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.2 billion to $2.0 billion over the same period. The dividend income increase was primarily driven by an increase in the dividends received from Windows Entities from $2.6 million to $4.5 million for the six months ended June 30, 2022 and 2023, respectively and a period-over-period increase in other dividend-earning investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Period over period, income generated from unscheduled paydown activity decreased from $2.0 million to $1.3 million, for the six months ended June 30, 2022 and 2023, respectively. For the six months ended June 30, 2023 and 2022, PIK income represented 12.8% and 11.2% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$15,414	$11,129	$31,348	$21,386
Management fee	8,303	8,840	16,807	17,924
Performance based incentive fees	7,154	4,805	14,100	8,162
Professional fees	1,256	1,300	2,524	2,693
Directors' fees	195	287	390	601
Other general and administrative	720	869	1,487	1,590
Total operating expenses	$33,042	$27,230	$66,656	$52,356
Recoupment of expense support	5,794	—	11,651	—
Net operating expenses	$38,836	$27,230	$78,307	$52,356
For the Three Months Ended June 30, 2023 and 2022
Net operating expenses increased to $38.8 million for the three months ended June 30, 2023 from $27.2 million for the same period ended June 30, 2022 primarily due to increases in interest expense, recoupment of expense support and performance based incentive fees, partially offset by a decrease in management fees. The increase in interest expense of $4.3 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 4.0% to 6.2% period over period. The increase in performance based incentive fees of $2.3 million is due to an increase in pre-incentive fee net investment income period over period. The increase in recoupment of expense support of $5.8 million is due to an increase in undistributed net investment income and a decrease in other operating expense ratio as compared to the periods in which we incurred expense support. The decrease in management fees of $0.5 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
For the Six Months Ended June 30, 2023 and 2022
Net operating expenses increased to $78.3 million for the six months ended June 30, 2023 from $52.4 million for the same period ended June 30, 2022 primarily due to increases in interest expense, recoupment of expense support and performance based incentive fees, partially offset by a decrease in management fees. The increase in interest expense of $9.9 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 3.8% to 6.2% period over period. The increase in performance based incentive fees of $5.9 million is due to an increase in pre-incentive fee net investment income period over period. The increase in recoupment of expense support of $11.7 million is due to an increase in undistributed net investment income and a decrease in other operating expense ratio as compared to the periods in which we incurred expense support. The decrease in management fees of $1.1 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain on investments	$14,145	$5,648	$34,554	$6,926
Net change in unrealized loss on investments	(11,011)	(38,718)	(20,362)	(52,296)
Income tax (provision) benefit	(803)	—	(897)	—
Translation of assets and liabilities in foreign currencies	1,226	(3,534)	2,447	(4,953)
Net change in unrealized gain (loss)	$3,557	$(36,604)	$15,742	$(50,323)

For the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023, net appreciation on investments was primarily driven by an increase in the fair value of certain equity investments, while our debt portfolio remained relatively flat as compared to March 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$3,053
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,595
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	985
Conair Holdings LLC	945
Aviation Solutions Midco, LLC (dba STS Aviation)	715
Packaging Coordinators Midco, Inc.	462
Remaining portfolio companies	(317)
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(2,371)
H-Food Holdings, LLC	(925)
Sonny's Enterprises, LLC	(529)
Associations, Inc.	(490)
Net unrealized gain (loss) on investments	$3,123
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2022 consisted of the below:

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
For the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, net appreciation on investments was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 97.3% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the six months ended June 30, 2023 was due to market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$7,591
Windows Entities	3,407
Hg Saturn Luchaco Limited	3,322
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,590
Conair Holdings LLC	1,378
Muine Gall, LLC	1,325
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	1,301
Remaining portfolio companies	176
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(2,379)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(2,089)
H-Food Holdings, LLC	(1,441)
Net unrealized gain (loss) on investments	$14,181
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2022 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$2,077
PCF Holdco, LLC (dba PCF Insurance Services)	1,585
Remaining portfolio companies	(27,836)
Conair Holdings, LLC	(4,567)
Valence Surface Technologies LLC	(3,662)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,810)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(2,427)
Cornerstone OnDemand, Inc.	(2,041)
Packaging Coordinators Midco, Inc.	(1,936)
Walker Edison Furniture Company LLC	(1,880)
Nutraceutical International Corporation	(1,873)
Net unrealized gain (loss) on investments	$(45,370)
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$4	$(5)	$(7,748)	$790
Net realized gain (loss) on foreign currency transactions	(15)	(23)	(1)	(78)
Net realized gain (loss)	$(11)	$(28)	$(7,749)	$712

Realized Gross Internal Rate of Return
Since we began investing in 2017 through June 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.5% (based on total capital invested of $1.7 billion and total proceeds from these exited investments of $1.9 billion). Over seventy-five percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% (or 150% if certain conditions are met). In addition, from time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means, including privately negotiated transactions, in each case dependent on market conditions, liquidity, contractual obligations, and other matters. The amounts involved in any such transactions, individually or in the aggregate, may be material.
As of June 30, 2023 and December 31, 2022, our asset coverage ratios were 240% and 229%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023, we had $48.0 million in cash. During the six months ended June 30, 2023, cash provided by operating activities was $184.5 million, primarily as a result of selldowns and repayments of portfolio investments of $192.2 million and other operating activities of $43.2 million, partially offset by funding portfolio investments of $50.9 million. Lastly, we used $183.8 million of cash for financing activities during the period, which was the result of debt issuance costs of $2.2 million, net repayments on our credit facilities of $96.0 million, distributions paid of $26.5 million and repurchased shares of $59.1 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	June 30, 2023		June 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,249,774	$11,138	1,181,410	$10,412
Repurchased Shares	(4,020,194)	(36,021)	(2,961,334)	(25,734)
Total shares/net proceeds	(2,770,420)	$(24,883)	(1,779,924)	$(15,322)
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Six Months Ended
	June 30, 2023		June 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	2,512,917	$22,367	2,352,936	$20,893
Repurchased Shares	(6,615,533)	(59,119)	(4,691,343)	(41,096)
Total shares/net proceeds	(4,102,616)	$(36,752)	(2,338,407)	$(20,203)

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the six months ended June 30, 2023:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2023
March 31, 2023 (three record dates)	Monthly	$0.15	$22,125
March 31, 2023 (one record date)	Quarterly	0.02	2,429
June 30, 2023 (three record dates)	Monthly	0.15	21,923
June 30, 2023 (one record date)	Quarterly	0.01	2,383
Total		$0.33	$48,860

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
The following table presents cash distributions per share that were declared during the six months ended June 30, 2022:

	Distributions
($ in thousands)	Per Share	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
Total		$0.30	$45,610
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
On May 9, 2023, the Board declared a regular quarterly distribution payable on or before August 15, 2023 to shareholders of record as of June 30, 2023, equal to 100% of the Company's investment company taxable income and net capital gains for the taxable quarter, to the extent such amount exceeds $0.15054 per share, but is less than or equal to $0.167271 per share. For the quarter ended June 30, 2023, we recorded distributions in the gross amount of $0.167271 per share.
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

Through June 30, 2023, a portion of our distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
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

	Six Months Ended June 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.37	$54,819	112.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.04)	(5,959)	(12.2)
Total	$0.33	$48,860	100.0%

	Six Months Ended June 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.30	$45,637	100.1%
Net realized gain on investments(1)	—	712	1.6
Distributions in excess of net investment income	—	(739)	(1.6)
Total	$0.30	$45,610	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to June 30, 2023 was 56.2% (without upfront sales load) and 48.4% (with maximum upfront sales load). The following table presents cumulative total returns for the six months ended June 30, 2023, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	4.8%	10.9%	9.6%	8.3%	9.0%	56.2%	48.4%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$500,000	$304,223	$121,449	$304,131
SPV Asset Facility II	325,000	150,000	27,218	144,702
2024 Notes	450,000	450,000	—	450,142
Total Debt	$1,275,000	$904,223	$148,667	$898,975
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $5.2 million and $(0.1) million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$15,133	$10,702	$30,832	$20,617
Amortization of debt issuance costs	281	427	516	769
Total Interest Expense	$15,414	$11,129	$31,348	$21,386
Average interest rate	6.2%	4.0%	6.2%	3.8%
Average daily borrowings	$918,234	$1,024,681	$957,991	$1,061,166

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2023 and the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
June 30, 2023 (unaudited)	$304.2	$2,400	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
June 30, 2023 (unaudited)	$150.0	$2,400	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
2024 Notes
June 30, 2023 (unaudited)	$450.0	$2,400	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, as amended through April 6, 2023, including by the Third Amended and Restated Credit Agreement, entered into on May 6, 2022, by the parties to the SPV Asset Facility I.
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

SPV Asset Facility II
On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II have entered into various amendments, including to increase the maximum principal amount of the SPV Asset Facility II, change the interest rates for amounts drawn in U.S. dollars, to extend the maturity of the SPV Asset Facility II to convert the benchmark rate of the facility from LIBOR to Term SOFR and make certain other changes. The following describes the terms of the SPV Asset Facility II as amended through April 4, 2023 (the “SPV Asset Facility II Second Amendment Date”).
From time to time, we expect to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing II. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by ORCC II Financing II through our ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Second Amendment Date is $325 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provides for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 4, 2025 unless the revolving commitments are terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Unless otherwise terminated, the SPV Asset Facility II will mature on April 4, 2033 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, ORCC II Financing II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us.
Amounts drawn bear interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.25%) plus, (x) with respect to revolving loans, 2.75% and (y) with respect to term loans, 2.75% during the SPV Asset Facility II’s reinvestment period and 2.75% thereafter. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Commitment Termination Date, there is a commitment fee of 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets. Assets pledged to the SPV II Lenders will not be available to pay the debts of the Company.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	2,160	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	1,448	2,424
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	2,276	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	3,496	3,496
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,197	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured revolving loan	50	19
Apptio, Inc.	First lien senior secured revolving loan	343	196
Aramsco, Inc.	First lien senior secured revolving loan	—	835
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	79
Associations, Inc.	First lien senior secured delayed draw term loan	114	300
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	345	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	32	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,051	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	263	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	259	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	18	19
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	175	213
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	166	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	403	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	91

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	78	78
Gainsight, Inc.	First lien senior secured revolving loan	249	872
Galls, LLC	First lien senior secured revolving loan	2,900	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	1,020	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	44	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	2,986	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	37	1,459
Hissho Sushi Merger Sub LLC	First lien senior secured revolving loan	65	56
Hometown Food Company	First lien senior secured revolving loan	471	376
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,868	1,868
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	1,522	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	790	326
Kaseya Inc.	First lien senior secured delayed draw term loan	30	32
Kaseya Inc.	First lien senior secured revolving loan	24	32
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	—	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	49	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	149	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,321	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	197	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	43	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	343	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	735	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	651	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	406	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,972	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,641	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	76	76
Pluralsight, LLC	First lien senior secured revolving loan	647	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	638	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	300	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	772	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	103	103
Smarsh Inc.	First lien senior secured delayed draw term loan	95	96
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882

Portfolio Company	Investment	June 30, 2023	December 31, 2022
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	5	46
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	62	91
The Shade Store, LLC	First lien senior secured revolving loan	109	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,455	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	1,502	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	129	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	123	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	449	—
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,479	1,690
Total Unfunded Portfolio Company Commitments		$111,331	$127,646
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to June 30, 2023, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II and 2024 Notes as of June 30, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$304,223	$—	$304,223	$—	$—
SPV Asset Facility II	150,000	—	—	—	150,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$904,223	$—	$754,223	$—	$150,000

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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2022 and our Form 10-Q for the quarter ended March 31, 2023.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Blue Owl Capital Corporation II was formerly known as “Owl Rock Capital Corporation II.” On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to “Blue Owl Capital Corporation II.” Our new name took effect on July 6, 2023.

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
As of June 30, 2023, 98.6% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. The 2024 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$59.8	$13.6	$46.2
Up 200 basis points	$39.9	$9.1	$30.8
Up 100 basis points	$19.9	$4.5	$15.4
Down 100 basis points	$(19.9)	$(4.5)	$(15.4)
Down 200 basis points	$(39.9)	$(9.1)	$(30.8)
Down 300 basis points	$(59.8)	$(13.6)	$(46.2)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, as monetary policy has tightened in response. Persistent inflationary pressures could affect the profitability of investments held by our products, which could impact the level of management fees and other revenues we may earn in the future.

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
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Articles of Amendment
Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Capital Corporation II to Blue Owl Capital Corporation II. The Company effected the change by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland.
A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART III
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1*	Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023*

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1
Amendment No. 3 to the Credit Agreement, dated as of April 4, 2023, among ORCC II Financing II LLC, as Borrower, the Lenders referred to therein, Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Cortland Capital Market Services LLC as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2023).

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

Blue Owl Capital Corporation II

Date: August 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Bryan Cole
Bryan Cole
Chief Financial Officer and Chief Operating Officer