Form 10-Q
period 2023-09-30
Blue Owl Capital Corp II
filed 2023-11-09
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 9, 2023, the registrant had 140,941,006 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the escalated conflict in the Middle East;
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

Item 1. Consolidated Financial Statements.
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,068,981 and $2,255,113 respectively)	$2,074,766	$2,239,445
Non-controlled, affiliated investments (amortized cost of $24,944 and $13,839, respectively)	29,506	20,047
Total investments at fair value (amortized cost of $2,093,925 and $2,268,952, respectively)	2,104,272	2,259,492
Cash	107,533	44,219
Foreign cash (cost of $1,371 and $3,020, respectively)	1,346	3,056
Interest and dividend receivable	19,111	18,769
Prepaid expenses and other assets	8,536	914
Total Assets	$2,240,798	$2,326,450
Liabilities
Debt (net of deferred unamortized debt issuance costs of $8,414 and $3,550, respectively)	$930,808	$996,673
Payables to affiliates	16,707	16,827
Distribution payable	7,046	2,462
Accrued expenses and other liabilities	21,776	14,227
Total Liabilities	976,337	1,030,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 140,512,899 and 146,505,284 shares issued and outstanding, respectively	1,405	1,465
Additional paid-in-capital	1,257,681	1,311,619
Accumulated undistributed (overdistributed) earnings	5,375	(16,823)
Total Net Assets	1,264,461	1,296,261
Total Liabilities and Net Assets	$2,240,798	$2,326,450
Net Asset Value Per Share	$9.00	$8.85
______________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$57,289	$45,807	$167,964	$127,769
Payment-in-kind interest income	6,195	5,816	20,656	14,890
Dividend income	3,911	3,385	11,435	8,361
Other income	383	822	1,773	2,164
Total investment income from non-controlled, non-affiliated investments	67,778	55,830	201,828	153,184
Investment income from non-controlled, affiliated investments:
Interest income	280	221	812	598
Dividend income	110	—	441	827
Other Income	20	20	88	60
Total investment income from non-controlled, affiliated investments	410	241	1,341	1,485
Total Investment Income	68,188	56,071	203,169	154,669
Operating Expenses
Interest expense	16,201	13,303	47,549	34,689
Management fee	8,075	8,633	24,882	26,557
Performance based incentive fees	7,253	5,521	21,353	13,683
Professional fees	1,089	980	3,566	3,673
Directors' fees	195	317	585	918
Other general and administrative	890	611	2,424	2,201
Total Operating Expenses	33,703	29,365	100,359	81,721
Recoupment of expense support (Note 3)	—	—	11,651	—
Net Operating Expenses	33,703	29,365	112,010	81,721
Net Investment Income (Loss) Before Taxes	34,485	26,706	91,159	72,948
Income tax expense (benefit), including excise tax expense (benefit)	290	675	2,145	1,280
Net Investment Income (Loss)	$34,195	$26,031	$89,014	$71,668
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$6,589	$13,385	$21,043	$(34,062)
Non-controlled, affiliated investments	(1,383)	3,755	(1,645)	5,832
Income tax (provision) benefit	(509)	—	(1,406)	—
Translation of assets and liabilities in foreign currencies	(2,099)	(4,209)	348	(9,162)
Total Net Change in Unrealized Gain (Loss)	2,598	12,931	18,340	(37,392)
Net realized gain (loss):
Non-controlled, non-affiliated investments	5	26	(7,743)	816
Foreign currency transactions	(23)	(109)	(24)	(187)
Total Net Realized Gain (Loss)	(18)	(83)	(7,767)	629
Total Net Realized and Change in Unrealized Gain (Loss)	2,580	12,848	10,573	(36,763)
Net Increase (Decrease) in Net Assets Resulting from Operations	$36,775	$38,879	$99,587	$34,905
Earnings Per Share - Basic and Diluted	$0.26	$0.26	$0.69	$0.23
Weighted Average Shares Outstanding - Basic and Diluted	142,759,311	149,384,533	145,046,836	150,782,949

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (15)(22)(23)	First lien senior secured loan	S +	5.75%	08/2028	921	907	921	0.1	%
Global Music Rights, LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	08/2027	—	(1)	—	0.0	%
						906	921	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (15)(23)	First lien senior secured loan	S +	7.25%	01/2025	37,271	37,088	37,644	3.0	%
Peraton Corp. (15)(18)(23)	Second lien senior secured loan	S +	7.75%	02/2029	14,494	14,330	14,157	1.1	%
Valence Surface Technologies LLC (15)(22)(23)	First lien senior secured loan	S +	7.75% (3.88% PIK)	06/2025	33,593	33,441	28,386	2.2	%
Valence Surface Technologies LLC (6)(15)(22)(23)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	06/2025	2,731	2,720	2,305	0.2	%
						87,579	82,492	6.5	%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (20)(22)(23)(25)	First lien senior secured loan		12.00% PIK	07/2030	2,021	2,021	2,021	0.2	%
Hg Genesis 8 Sumoco Limited (10)(20)(22)(23)	Unsecured facility	SA +	6.00% PIK	08/2025	£5,156	6,795	6,293	0.5	%
Hg Genesis 9 SumoCo Limited (12)(20)(22)(23)	Unsecured facility	E +	7.00% PIK	03/2027	€ 1,024	1,120	1,085	0.1	%
Hg Saturn Luchaco Limited (10)(20)(22)(23)	Unsecured facility	SA +	7.50% PIK	03/2026	£22,353	30,101	27,283	2.2	%
						40,037	36,682	3.0	%
Buildings and real estate
Associations, Inc. (15)(23)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	40,006	39,759	39,706	3.1	%
Associations, Inc. (6)(15)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	06/2024	254	252	252	0.0	%
Associations, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	07/2027	—	(38)	(46)	0.0	%
REALPAGE, INC. (14)(18)(23)	Second lien senior secured loan	S +	6.50%	04/2029	6,500	6,426	6,508	0.5	%
						46,399	46,420	3.6	%
Business services
Access CIG, LLC (15)(23)	Second lien senior secured loan	S +	7.75%	02/2026	24,564	24,513	24,318	1.9	%
CIBT Global, Inc. (15)(22)(23)(28)	First lien senior secured loan	S +	5.25% (4.25% PIK)	05/2026	165	104	110	0.0	%
CIBT Global, Inc. (15)(22)(23)(28)	Second lien senior secured loan	S +	7.75% PIK	12/2026	11,237	4,715	1,489	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (15)(23)	First lien senior secured loan	S +	5.50%	09/2028	5,891	5,803	5,876	0.5	%
Denali BuyerCo, LLC (dba Summit Companies) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.50%	09/2027	—	(1)	—	0.0	%
Diamondback Acquisition, Inc. (dba Sphera) (14)(22)(23)	First lien senior secured loan	S +	5.50%	09/2028	627	618	618	0.0	%
Entertainment Benefits Group, LLC (14)(22)(23)	First lien senior secured loan	S +	4.75%	09/2025	856	849	856	0.1	%
Entertainment Benefits Group, LLC (6)(14)(22)(23)	First lien senior secured revolving loan	S +	4.75%	09/2025	22	21	22	0.0	%
Gainsight, Inc. (7)(22)(23)	First lien senior secured loan	L +	6.75% PIK	07/2027	6,004	5,943	5,944	0.5	%
Gainsight, Inc. (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	430	421	422	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Hercules Borrower, LLC (dba The Vincit Group) (15)(23)	First lien senior secured loan	S +	6.25%	12/2026	28,055	27,803	28,055	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.25%	12/2026	178	151	178	0.0	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(25)	Unsecured notes		0.48% PIK	12/2029	825	825	922	0.1	%
Kaseya Inc. (15)(22)(23)	First lien senior secured loan	S +	6.25% (2.50% PIK)	06/2029	536	527	535	0.0	%
Kaseya Inc. (6)(15)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	06/2024	2	2	2	0.0	%
Kaseya Inc. (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.25% (2.50% PIK)	06/2029	8	8	8	0.0	%
KPSKY Acquisition, Inc. (dba BluSky) (15)(22)(23)	First lien senior secured loan	S +	5.25%	10/2028	980	965	970	0.1	%
						73,267	70,325	5.5	%
Chemicals
Aruba Investments Holdings LLC (dba Angus Chemical Company) (14)(23)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,258	20,925	1.7	%
Gaylord Chemical Company, L.L.C. (15)(23)	First lien senior secured loan	S +	6.00%	03/2027	27,023	26,849	26,888	2.1	%
Gaylord Chemical Company, L.L.C. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.00%	03/2026	—	(13)	(13)	0.0	%
Velocity HoldCo III Inc. (dba VelocityEHS) (15)(22)(23)	First lien senior secured loan	S +	5.75%	04/2027	5,994	5,906	5,994	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.75%	04/2026	92	88	92	0.0	%
						55,088	53,886	4.3	%
Consumer products
Conair Holdings LLC (14)(23)	Second lien senior secured loan	S +	7.50%	05/2029	45,000	44,431	42,638	3.4	%
Feradyne Outdoors, LLC (16)(22)(23)	First lien senior secured loan	S +	6.25%	05/2026	637	637	596	0.0	%
Foundation Consumer Brands, LLC (15)(22)(23)	First lien senior secured loan	S +	6.25%	02/2027	3,292	3,222	3,292	0.3	%
Lignetics Investment Corp. (15)(23)	First lien senior secured loan	S +	6.00%	11/2027	10,852	10,753	10,743	0.8	%
Lignetics Investment Corp. (6)(16)(22)(23)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,422	1,410	1,407	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (15)(22)(23)	First lien senior secured loan	S +	5.25%	03/2029	745	733	715	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.25%	03/2029	46	45	43	0.0	%
WU Holdco, Inc. (dba Weiman Products, LLC) (15)(23)	First lien senior secured loan	S +	5.50%	03/2026	45,909	45,492	44,876	3.5	%
WU Holdco, Inc. (dba Weiman Products, LLC) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.50%	03/2025	2,254	2,224	2,175	0.2	%
						108,947	106,485	8.4	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Containers and packaging
Ascend Buyer, LLC (dba PPC Flexible Packaging) (15)(22)(23)	First lien senior secured loan	S +	6.40%	10/2028	759	753	759	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.40%	09/2027	—	(1)	—	0.0	%
Fortis Solutions Group, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	10/2028	895	880	877	0.1	%
Fortis Solutions Group, LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.50%	10/2027	—	(1)	(2)	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (15)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	890	883	890	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.25%	05/2028	17	16	17	0.0	%
Pregis Topco LLC (14)(23)	Second lien senior secured loan	S +	7.06%	08/2029	30,000	29,597	29,948	2.4	%
						32,127	32,489	2.7	%
Distribution
ABB/Con-cise Optical Group LLC (15)(22)(23)	First lien senior secured loan	S +	7.50%	02/2028	850	840	818	0.1	%
Endries Acquisition, Inc. (14)(23)	First lien senior secured loan	S +	5.25%	12/2025	26,196	26,027	26,196	2.1	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (14)(23)	First lien senior secured loan	S +	6.25%	11/2025	30,102	29,860	30,102	2.4	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (6)(14)(22)(23)	First lien senior secured revolving loan	S +	6.25%	11/2024	478	456	478	0.0	%
Offen, Inc. (16)(23)	First lien senior secured loan	S +	5.00%	06/2026	4,664	4,644	4,664	0.4	%
						61,827	62,258	5.0	%
Education
Pluralsight, LLC (15)(22)(23)	First lien senior secured loan	S +	8.00%	04/2027	20,640	20,497	19,970	1.6	%
Pluralsight, LLC (6)(15)(22)(23)	First lien senior secured revolving loan	S +	8.00%	04/2027	811	804	769	0.1	%
						21,301	20,739	1.7	%
Financial services
Adenza Group, Inc. (14)(23)	First lien senior secured loan	S +	5.75%	12/2027	42,692	42,353	42,692	3.3	%
Adenza Group, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	12/2025	—	(19)	—	0.0	%
Blackhawk Network Holdings, Inc. (14)(23)	Second lien senior secured loan	S +	7.00%	06/2026	18,777	18,712	18,730	1.5	%
Finastra USA, Inc. (15)(20)(22)(23)	First lien senior secured loan	S +	7.25%	09/2029	3,776	3,733	3,738	0.3	%
Finastra USA, Inc. (6)(15)(20)(22)(23)	First lien senior secured revolving loan	S +	7.25%	09/2029	83	79	79	0.0	%
KRIV Acquisition Inc. (dba Riveron) (15)(22)(23)	First lien senior secured loan	S +	6.50%	07/2029	1,055	1,025	1,024	0.1	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(22)(23)	First lien senior secured delayed draw term loan	S +	6.50%	07/2029	—	(2)	(2)	0.0	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	07/2029	—	(4)	(4)	0.0	%
Muine Gall, LLC (16)(20)(22)(23)	First lien senior secured loan	S +	7.00% PIK	09/2026	17,858	17,998	17,858	1.4	%
NMI Acquisitionco, Inc. (dba Network Merchants) (14)(23)	First lien senior secured loan	S +	5.75%	09/2025	4,818	4,785	4,794	0.4	%
NMI Acquisitionco, Inc. (dba Network Merchants) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	09/2025	—	(1)	(1)	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Smarsh Inc. (16)(22)(23)	First lien senior secured loan	S +	6.50%	02/2029	762	756	760	0.1	%
Smarsh Inc. (6)(16)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	6.50%	02/2024	95	94	95	0.0	%
Smarsh Inc. (6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	02/2029	—	—	—	0.0	%
						89,509	89,763	7.1	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (14)(22)(23)	Second lien senior secured loan	S +	7.00%	09/2029	5,000	4,966	4,963	0.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (14)(22)(23)	First lien senior secured loan	S +	7.50% (4.00% PIK)	09/2026	33,193	32,926	29,044	2.3	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (14)(22)(23)	First lien senior secured revolving loan	S +	7.50% (4.00% PIK)	09/2026	2,432	2,418	2,128	0.2	%
BP Veraison Buyer, LLC (dba Sun World) (15)(23)	First lien senior secured loan	S +	5.75%	05/2027	14,266	14,150	14,231	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	05/2027	—	(14)	(5)	0.0	%
H-Food Holdings, LLC (8)(18)(23)	First lien senior secured loan	L +	4.00%	05/2025	1	1	1	0.0	%
H-Food Holdings, LLC (8)(23)	Second lien senior secured loan	L +	7.00%	03/2026	18,200	18,025	13,558	1.1	%
Hissho Sushi Merger Sub, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	05/2028	894	887	894	0.1	%
Hissho Sushi Merger Sub, LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.50%	05/2028	—	(1)	—	0.0	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (14)(22)(23)	First lien senior secured loan	S +	6.25%	03/2027	1,000	986	988	0.1	%
Nellson Nutraceutical, LLC (15)(23)	First lien senior secured loan	S +	5.75%	12/2025	25,834	25,746	25,511	2.0	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (15)(23)	First lien senior secured loan	S +	4.50%	07/2025	4,798	4,769	4,558	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	4.50%	07/2025	800	800	750	0.1	%
Shearer's Foods, LLC (14)(23)	Second lien senior secured loan	S +	7.75%	09/2028	36,000	35,748	36,000	2.8	%
Ultimate Baked Goods Midco, LLC (14)(23)	First lien senior secured loan	S +	6.25%	08/2027	16,211	15,926	16,211	1.3	%
Ultimate Baked Goods Midco, LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.25%	08/2027	—	(32)	—	0.0	%
						157,301	148,832	11.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
Confluent Medical Technologies, Inc. (15)(22)(23)	Second lien senior secured loan	S +	6.50%	02/2030	1,000	983	980	0.1	%
CSC MKG Topco LLC (dba Medical Knowledge Group) (14)(22)(23)	First lien senior secured loan	S +	5.75%	02/2029	843	830	833	0.1	%
Nelipak Holding Company (15)(23)	First lien senior secured loan	S +	4.25%	07/2026	271	268	271	0.0	%
Nelipak Holding Company (2)(6)(22)(23)	First lien senior secured USD revolving loan	S +	4.25%	07/2024	—	(3)	—	0.0	%
Nelipak Holding Company (6)(11)(22)(23)	First lien senior secured EUR revolving loan	E +	4.50%	07/2024	€ 112	102	61	0.0	%
Nelipak Holding Company (15)(23)	Second lien senior secured USD term loan	S +	8.25%	07/2027	7,994	7,926	7,994	0.6	%
Nelipak Holding Company (12)(22)(23)	Second lien senior secured EUR term loan	E +	8.50%	07/2027	€ 7,170	7,956	7,573	0.6	%
Packaging Coordinators Midco, Inc. (15)(23)	Second lien senior secured loan	S +	7.00%	12/2029	37,269	36,691	36,430	2.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (15)(20)(23)	First lien senior secured loan	S +	6.75%	01/2028	25,326	25,042	25,073	2.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (2)(6)(20)(22)(23)	First lien senior secured revolving loan	S +	6.75%	01/2026	—	(26)	(27)	0.0	%
Rhea Parent, Inc. (15)(22)(23)	First lien senior secured loan	S +	5.50%	02/2029	764	752	760	0.1	%
						80,521	79,948	6.4	%
Healthcare providers and services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (14)(22)(23)	First lien senior secured loan	S +	5.50%	03/2025	996	996	991	0.1	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (15)(23)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	19,736	19,595	19,292	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	7.00%	04/2026	987	969	949	0.1	%
Natural Partners, LLC (15)(20)(22)(23)	First lien senior secured loan	S +	6.00%	11/2027	917	903	910	0.1	%
Natural Partners, LLC (2)(6)(20)(22)(23)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(1)	0.0	%
OB Hospitalist Group, Inc. (15)(22)(23)	First lien senior secured loan	S +	5.50%	09/2027	18,261	17,999	17,942	1.4	%
OB Hospitalist Group, Inc. (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,329	1,290	1,277	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (15)(22)(23)	First lien senior secured loan	S +	9.75% PIK	09/2028	12,466	12,288	12,154	1.0	%
Pacific BidCo Inc. (15)(20)(22)(23)	First lien senior secured loan	S +	5.75%	08/2029	1,733	1,695	1,711	0.1	%
Pacific BidCo Inc. (2)(6)(19)(20)(22)(23)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	—	0.0	%
Phoenix Newco, Inc. (dba Parexel) (14)(22)(23)	Second lien senior secured loan	S +	6.50%	11/2029	35,000	34,711	34,738	2.7	%
Plasma Buyer LLC (dba PathGroup) (15)(22)(23)	First lien senior secured loan	S +	5.75%	05/2029	674	662	660	0.1	%
Plasma Buyer LLC (dba PathGroup) (2)(6)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(1)	(2)	0.0	%
Plasma Buyer LLC (dba PathGroup) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.75%	05/2028	15	14	14	0.0	%
Premier Imaging, LLC (dba LucidHealth) (15)(23)	First lien senior secured loan	S +	6.00%	01/2025	7,537	7,500	7,481	0.6	%
Quva Pharma, Inc. (14)(23)	First lien senior secured loan	S +	5.50%	04/2028	11,582	11,335	11,466	0.9	%
Quva Pharma, Inc. (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.50%	04/2026	260	242	248	0.0	%
Tivity Health, Inc. (15)(22)(23)	First lien senior secured loan	S +	6.00%	06/2029	990	968	984	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Unified Women's Healthcare, LP (14)(22)(23)	First lien senior secured loan	S +	5.25%	06/2029	904	898	904	0.1	%
Unified Women's Healthcare, LP (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.25%	06/2029	20	20	20	0.0	%
Vermont Aus Pty Ltd (15)(20)(22)(23)	First lien senior secured loan	S +	5.50%	03/2028	985	966	973	0.1	%
						113,047	112,711	9.0	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (15)(22)(23)	First lien senior secured loan	S +	5.75%	08/2028	593	586	585	0.0	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (6)(14)(22)(23)	First lien senior secured delayed draw term loan	S +	5.75%	08/2028	72	69	70	0.0	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.75%	08/2026	8	8	7	0.0	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (15)(22)(23)	First lien senior secured loan	S +	5.75%	10/2028	910	896	896	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.75%	10/2027	29	28	28	0.0	%
Imprivata, Inc. (14)(22)(23)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	0.1	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (15)(20)(23)	First lien senior secured loan	S +	6.50%	08/2026	38,967	38,698	38,285	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (6)(15)(20)(22)(23)	First lien senior secured revolving loan	S +	6.50%	08/2026	1,890	1,866	1,843	0.1	%
Interoperability Bidco, Inc. (dba Lyniate) (15)(22)(23)	First lien senior secured loan	S +	7.00%	12/2026	14,133	14,067	13,991	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	7.00%	12/2024	339	332	327	0.0	%
Ocala Bidco, Inc. (15)(23)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	33,929	33,302	33,421	2.5	%
Ocala Bidco, Inc. (2)(6)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(41)	(11)	0.0	%
Ocala Bidco, Inc. (15)(23)	Second lien senior secured loan	S +	10.50% PIK	11/2033	25,349	24,978	25,096	2.0	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,858	9,900	0.8	%
RL Datix Holdings (USA), Inc. (16)(20)(22)(23)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,929	4,963	0.4	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	£637	868	770	0.1	%
Datix Bidco Limited (dba RLDatix) (10)(20)(22)(23)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	£1,667	2,264	2,019	0.2	%
						133,582	133,072	10.4	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Household products
Aptive Environmental, LLC (22)(23)(25)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,198	2,809	3,278	0.3	%
HGH Purchaser, Inc. (dba Horizon Services) (15)(23)	First lien senior secured loan	S +	6.50%	11/2025	34,432	34,206	34,432	2.7	%
HGH Purchaser, Inc. (dba Horizon Services) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.50%	11/2025	3,665	3,645	3,665	0.3	%
Mario Purchaser, LLC (dba Len the Plumber) (14)(22)(23)	First lien senior secured loan	S +	5.75%	04/2029	518	509	515	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (6)(14)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	126	123	125	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	04/2028	—	(1)	—	0.0	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (14)(22)(23)	Unsecured facility	S +	10.75% PIK	04/2032	184	180	182	0.0	%
SimpliSafe Holding Corporation (14)(22)(23)	First lien senior secured loan	S +	6.25%	05/2028	813	800	807	0.1	%
SimpliSafe Holding Corporation (6)(14)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	27	26	27	0.0	%
						42,297	43,031	3.4	%
Human resource support services
Cornerstone OnDemand, Inc. (14)(22)(23)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,463	15,125	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (15)(22)(23)	First lien senior secured loan	S +	6.00%	09/2028	9,092	8,952	9,024	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(10)	(5)	0.0	%
						25,405	24,144	1.9	%
Infrastructure and environmental services
LineStar Integrity Services LLC (16)(23)	First lien senior secured loan	S +	7.25%	02/2026	8,377	8,440	8,000	0.6	%
LineStar Integrity Services LLC (15)(23)	First lien senior secured revolving loan	S +	7.25%	02/2026	1,597	1,567	1,525	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (15)(22)(23)	First lien senior secured loan	S +	5.75%	03/2028	677	666	668	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.75%	03/2028	19	17	17	0.0	%
						10,690	10,210	0.8	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Insurance
Abacus Life, Inc. (15)(22)(23)	First lien senior secured loan	S +	7.25%	07/2028	1,500	1,471	1,470	0.1	%
Abacus Life, Inc. (2)(6)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	7.25%	01/2024	—	(29)	(30)	0.0	%
Alera Group, Inc. (14)(23)	First lien senior secured loan	S +	6.00%	10/2028	7,314	7,190	7,314	0.6	%
Ardonagh Midco 2 PLC (18)(20)(22)(23)(25)	Unsecured notes		11.50%	01/2027	640	638	626	0.0	%
Ardonagh Midco 3 PLC (10)(20)(22)(23)	First lien senior secured GBP term loan	SA +	7.00%	07/2026	£5,097	6,377	6,221	0.5	%
Ardonagh Midco 3 PLC (13)(20)(22)(23)	First lien senior secured EUR term loan	E +	7.00%	07/2026	€ 491	542	520	0.0	%
Ardonagh Midco 3 PLC (16)(20)(22)(23)	First lien senior secured USD term loan	S +	5.75%	07/2026	1,440	1,422	1,440	0.1	%
Brightway Holdings, LLC (15)(22)(23)	First lien senior secured loan	S +	6.50%	12/2027	4,407	4,365	4,318	0.3	%
Brightway Holdings, LLC (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.50%	12/2027	263	259	253	0.0	%
Evolution BuyerCo, Inc. (dba SIAA) (15)(23)	First lien senior secured loan	S +	6.25%	04/2028	29,281	28,982	29,062	2.3	%
Evolution BuyerCo, Inc. (dba SIAA) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(19)	(17)	0.0	%
Integrity Marketing Acquisition, LLC (15)(23)	First lien senior secured loan	S +	5.83%	08/2026	19,888	19,837	19,888	1.6	%
Integrity Marketing Acquisition, LLC (2)(6)(19)(23)	First lien senior secured delayed draw term loan	S +	6.00%	02/2025	—	(36)	—	0.0	%
Integrity Marketing Acquisition, LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(8)	—	0.0	%
Norvax, LLC (dba GoHealth) (14)(23)	First lien senior secured loan	S +	7.50%	09/2025	16,515	16,242	16,309	1.3	%
Norvax, LLC (dba GoHealth) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	09/2024	—	(8)	(34)	0.0	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (14)(23)	First lien senior secured loan	S +	6.00%	11/2028	22,482	22,314	21,920	1.7	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(7)	(26)	0.0	%
PCF Midco II, LLC (dba PCF Insurance Services) (22)(23)(25)	First lien senior secured loan		9.00% PIK	10/2031	25,452	23,664	23,606	1.9	%
Tempo Buyer Corp. (dba Global Claims Services) (15)(22)(23)	First lien senior secured loan	S +	5.50%	08/2028	690	680	681	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (2)(6)(22)(23)	First lien senior secured delayed draw term loan	S +	5.50%	08/2028	—	(1)	—	0.0	%
Tempo Buyer Corp. (dba Global Claims Services) (6)(9)(22)(23)	First lien senior secured revolving loan	P +	4.00%	08/2027	38	36	36	0.0	%
THG Acquisition, LLC (dba Hilb) (14)(23)	First lien senior secured loan	S +	5.75%	12/2026	24,722	24,406	24,537	1.9	%
THG Acquisition, LLC (dba Hilb) (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.75%	12/2025	416	399	402	0.0	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (15)(22)(23)	First lien senior secured loan	S +	5.75%	07/2027	1,655	1,632	1,643	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	07/2027	—	(2)	(1)	0.0	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (14)(22)(23)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,488	1,471	1,484	0.1	%
						161,817	161,622	12.6	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Internet software and services
3ES Innovation Inc. (dba Aucerna) (14)(20)(23)	First lien senior secured loan	S +	6.50%	05/2025	10,618	10,569	10,618	0.8	%
3ES Innovation Inc. (dba Aucerna) (6)(14)(20)(22)(23)	First lien senior secured revolving loan	S +	6.50%	05/2025	300	298	300	0.0	%
Anaplan, Inc. (14)(23)	First lien senior secured loan	S +	6.50%	06/2029	8,508	8,435	8,508	0.7	%
Anaplan, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(8)	—	0.0	%
Bayshore Intermediate #2, L.P. (dba Boomi) (15)(22)(23)	First lien senior secured loan	S +	7.50% PIK	10/2028	18,331	18,068	18,102	1.3	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.50%	10/2027	248	229	233	0.0	%
BCPE Nucleon (DE) SPV, LP (16)(20)(22)(23)	First lien senior secured loan	S +	7.00%	09/2026	35,556	35,245	35,556	2.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (15)(22)(23)	First lien senior secured loan	S +	7.00%	12/2026	10,469	10,402	10,469	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	7.00%	12/2026	—	(13)	—	0.0	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (15)(22)(23)	First lien senior secured loan	S +	5.50%	08/2027	2,440	2,398	2,312	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (6)(15)(22)(23)	First lien senior secured delayed draw term loan	S +	5.50%	08/2027	290	281	264	0.0	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.50%	08/2027	64	61	54	0.0	%
Centrify Corporation (15)(22)(23)	First lien senior secured loan	S +	5.75%	03/2028	12,972	12,745	12,907	1.0	%
Centrify Corporation (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(23)	(7)	0.0	%
CivicPlus, LLC (15)(22)(23)	First lien senior secured loan	S +	6.50% (2.50% PIK)	08/2027	2,522	2,504	2,522	0.2	%
CivicPlus, LLC (6)(14)(22)(23)	First lien senior secured revolving loan	S +	6.00%	08/2027	17	16	17	0.0	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (16)(22)(23)	Unsecured notes	S +	11.75% PIK	06/2034	499	488	498	0.0	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (16)(23)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,858	39,500	3.1	%
EET Buyer, Inc. (dba e-Emphasys) (15)(22)(23)	First lien senior secured loan	S +	6.50%	11/2027	895	889	895	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (6)(16)(22)(23)	First lien senior secured revolving loan	S +	6.50%	11/2027	18	18	18	0.0	%
Forescout Technologies, Inc. (15)(23)	First lien senior secured loan	S +	9.00% PIK	08/2026	9,622	9,569	9,670	0.8	%
Forescout Technologies, Inc. (2)(6)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	9.00%	07/2024	—	(24)	—	0.0	%
Forescout Technologies, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	8.50%	08/2026	—	(5)	—	0.0	%
Genesis Acquisition Co. (dba Procare Software) (15)(23)	First lien senior secured loan	S +	5.00%	07/2025	1,978	1,972	1,978	0.2	%
Genesis Acquisition Co. (dba Procare Software) (15)(22)(23)	First lien senior secured revolving loan	S +	5.00%	07/2025	293	292	293	0.0	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (14)(20)(22)(23)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,331	14,544	1.2	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (2)(6)(20)(22)(23)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(58)	—	0.0	%
Hyland Software, Inc. (14)(22)(23)	First lien senior secured loan	S +	6.00%	09/2030	1,800	1,773	1,773	0.1	%
Hyland Software, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(1)	(1)	0.0	%
Litera Bidco LLC (14)(23)	First lien senior secured loan	S +	5.73%	05/2026	25,978	25,758	25,978	2.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Litera Bidco LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.25%	05/2026	—	(4)	—	0.0	%
MessageBird BidCo B.V. (14)(20)(23)	First lien senior secured loan	S +	6.75%	05/2027	9,333	9,197	9,263	0.7	%
MINDBODY, Inc. (15)(23)	First lien senior secured loan	S +	7.00%	02/2025	11,511	11,475	11,453	0.9	%
MINDBODY, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	7.00%	02/2025	—	(2)	(5)	0.0	%
Ministry Brands Holdings, LLC (14)(22)(23)	First lien senior secured loan	S +	5.50%	12/2028	696	684	683	0.1	%
Ministry Brands Holdings, LLC (6)(15)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	5.50%	12/2023	36	34	34	0.0	%
Ministry Brands Holdings, LLC (6)(14)(22)(23)	First lien senior secured revolving loan	S +	5.50%	12/2027	31	30	29	0.0	%
Proofpoint, Inc. (14)(18)(22)(23)	Second lien senior secured loan	S +	6.25%	08/2029	4,900	4,880	4,904	0.4	%
QAD, Inc. (14)(22)(23)	First lien senior secured loan	S +	5.38%	11/2027	4,362	4,298	4,286	0.3	%
QAD, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(8)	(10)	0.0	%
Securonix, Inc. (15)(22)(23)	First lien senior secured loan	S +	6.50%	04/2028	847	841	803	0.1	%
Securonix, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	04/2028	—	(1)	(8)	0.0	%
Tahoe Finco, LLC (14)(20)(22)(23)	First lien senior secured loan	S +	6.00%	09/2028	23,256	23,076	23,081	1.8	%
Tahoe Finco, LLC (2)(6)(20)(22)(23)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(12)	(13)	0.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (15)(23)	First lien senior secured loan	S +	5.75%	06/2028	14,732	14,630	14,659	1.2	%
Thunder Purchaser, Inc. (dba Vector Solutions) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	5.75%	06/2027	693	687	688	0.1	%
When I Work, Inc. (15)(22)(23)	First lien senior secured loan	S +	7.00% PIK	11/2027	847	841	832	0.1	%
When I Work, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(3)	0.0	%
						266,712	267,677	21.1	%
Leisure and entertainment
Troon Golf, L.L.C. (15)(23)	First lien senior secured loan	S +	5.75%	08/2027	60,257	60,047	59,956	4.6	%
Troon Golf, L.L.C. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.75%	08/2026	—	(13)	(23)	0.0	%
						60,034	59,933	4.6	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Manufacturing
BCPE Watson (DE) ORML, LP (16)(20)(22)(23)	First lien senior secured loan	S +	6.50%	07/2028	1,000	992	995	0.1	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (14)(22)(23)	Second lien senior secured loan	S +	8.25%	12/2028	6,300	6,184	6,222	0.4	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (15)(23)	First lien senior secured loan	S +	6.00%	07/2027	20,735	20,592	20,735	1.6	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.00%	07/2027	964	953	964	0.1	%
PHM Netherlands Midco B.V. (dba Loparex) (15)(22)(23)	First lien senior secured loan	S +	4.50%	07/2026	193	185	182	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (15)(23)	Second lien senior secured loan	S +	8.75%	07/2027	28,000	26,851	26,810	2.1	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (14)(23)	First lien senior secured loan	S +	4.50%	06/2026	3,418	3,403	3,341	0.3	%
Sonny's Enterprises, LLC (15)(23)	First lien senior secured loan	S +	6.75%	08/2028	44,049	43,438	43,719	3.5	%
Sonny's Enterprises, LLC (2)(6)(19)(23)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	—	(14)	(8)	0.0	%
Sonny's Enterprises, LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.75%	08/2027	—	(48)	(20)	0.0	%
						102,536	102,940	8.1	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (15)(23)	First lien senior secured loan	S +	7.00%	05/2026	7,816	7,768	7,777	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (2)(6)(22)(23)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(2)	(3)	0.0	%
						7,766	7,774	0.6	%
Professional services
AmSpec Group, Inc. (fka AmSpec Services Inc.) (15)(23)	First lien senior secured loan	S +	5.75%	07/2024	18,429	18,377	18,429	1.5	%
AmSpec Group, Inc. (fka AmSpec Services Inc.) (6)(9)(22)(23)	First lien senior secured revolving loan	P +	3.75%	07/2024	649	644	649	0.1	%
Apex Group Treasury, LLC (15)(20)(22)(23)	Second lien senior secured loan	S +	6.75%	07/2029	11,618	11,461	11,501	0.9	%
Apex Service Partners, LLC (15)(22)(23)	First lien senior secured loan	S +	5.50%	07/2025	989	981	989	0.1	%
Apex Service Partners, LLC (6)(16)(22)(23)	First lien senior secured revolving loan	S +	5.25%	07/2025	31	31	31	0.0	%
Gerson Lehrman Group, Inc. (15)(23)	First lien senior secured loan	S +	5.25%	12/2024	4,462	4,452	4,462	0.4	%
Gerson Lehrman Group, Inc. (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.25%	12/2024	—	(4)	—	0.0	%
Guidehouse Inc. (14)(22)(23)	First lien senior secured loan	S +	6.25%	10/2028	914	906	909	0.1	%
Relativity ODA LLC (14)(23)	First lien senior secured loan	S +	6.50%	05/2027	17,320	17,171	17,321	1.2	%
Relativity ODA LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	6.50%	05/2027	—	(13)	—	0.0	%
Sensor Technology Topco, Inc. (dba Humanetics) (15)(22)(23)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2026	10,933	10,860	10,905	0.9	%
Sensor Technology Topco, Inc. (dba Humanetics) (12)(22)(23)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€ 1,969	2,124	2,081	0.1	%
Sensor Technology Topco, Inc. (dba Humanetics) (6)(14)(22)(23)	First lien senior secured revolving loan	S +	6.50%	05/2026	391	384	388	0.0	%
						67,374	67,665	5.3	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Specialty retail
Galls, LLC (15)(23)	First lien senior secured loan	S +	6.75% (0.50% PIK)	01/2025	18,279	18,212	18,279	1.4	%
Galls, LLC (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.75%	01/2024	1,369	1,352	1,369	0.1	%
Milan Laser Holdings LLC (14)(23)	First lien senior secured loan	S +	5.00%	04/2027	22,521	22,375	22,521	1.8	%
Milan Laser Holdings LLC (2)(6)(22)(23)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(10)	—	0.0	%
Notorious Topco, LLC (dba Beauty Industry Group) (15)(23)	First lien senior secured loan	S +	6.75%	11/2027	23,940	23,671	22,803	1.8	%
Notorious Topco, LLC (dba Beauty Industry Group) (6)(15)(19)(22)(23)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	2,086	2,050	1,938	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.75%	05/2027	141	120	40	0.0	%
The Shade Store, LLC (15)(22)(23)	First lien senior secured loan	S +	6.00%	10/2027	2,233	2,213	2,144	0.2	%
The Shade Store, LLC (6)(15)(22)(23)	First lien senior secured revolving loan	S +	6.00%	10/2026	100	98	91	0.0	%
						70,081	69,185	5.5	%
Telecommunications
EOS U.S. Finco LLC (15)(20)(22)(23)	First lien senior secured loan	S +	6.00%	10/2029	8,705	8,280	8,531	0.7	%
EOS U.S. Finco LLC (2)(6)(20)(22)(23)	First lien senior secured delayed draw term loan	S +	6.00%	10/2029	—	(30)	—	0.0	%
						8,250	8,531	0.7	%
Transportation
Lytx, Inc. (14)(23)	First lien senior secured loan	S +	6.75%	02/2028	23,668	23,504	23,609	1.9	%
Motus Group, LLC (14)(22)(23)	Second lien senior secured loan	S +	6.50%	12/2029	3,615	3,585	3,570	0.3	%
						27,089	27,179	2.2	%
Total non-controlled/non-affiliated portfolio company debt investments						1,951,489	1,926,914	152.4	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (6)(20)(22)(23)(26)(31)	LLC Interest		N/A	N/A	1,532	1,330	1,331	0.2	%
AAM Series 2.1 Aviation Feeder, LLC (6)(20)(22)(23)(26)(31)	LLC Interest		N/A	N/A	1,792	1,706	1,706	0.1	%
Amergin Asset Management, LLC (20)(22)(23)(26)(31)	Class A Units		N/A	N/A	50,000,000	—	—	0.0	%
						3,036	3,037	0.3	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,002	996	1,183	0.2	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	37,361	38,186	3.0	%
						38,357	39,369	3.2	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock		13.50% PIK	N/A	10,200,000	11,340	11,470	0.9	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units		N/A	N/A	431,889	368	304	0.0	%
Dodge Construction Network Holdings, L.P. (15)(22)(23)(26)	Series A Preferred Units	S +	8.25%	N/A	—	9	4	0.0	%
						11,717	11,778	0.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units	N/A	N/A	41,874	425	623	0.0	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units	N/A	N/A	350,000	350	392	0.0	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) (22)(23)(25)(26)	Perpetual Preferred Stock	11.75% PIK	N/A	400	441	448	0.0	%
					1,216	1,463	0.0	%
Consumer Products
ASP Conair Holdings LP (22)(23)(26)(31)	Class A Units	N/A	N/A	12,857	1,286	1,215	0.1	%
					1,286	1,215	0.1	%
Food and beverage
H-Food Holdings, LLC (22)(23)(26)(31)	LLC Interest	N/A	N/A	1,625	1,625	937	0.1	%
Hissho Sushi Holdings, LLC (22)(23)(26)(31)	Class A units	N/A	N/A	7,502	75	97	0.0	%
					1,700	1,034	0.1	%
Healthcare equipment and services
KPCI Holdings, L.P. (22)(23)(26)(31)	Class A Units	N/A	N/A	5,665	6,014	6,538	0.5	%
Maia Aggregator, LP (22)(23)(26)(31)	Class A-2 Units	N/A	N/A	112,360	112	119	0.0	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(25)(26)	Class A Units	8.00% PIK	N/A	1,370	1,822	1,822	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (20)(22)(23)(26)(31)	Class B Units	N/A	N/A	18,864	25	313	0.0	%
Rhea Acquisition Holdings, LP (22)(23)(26)(31)	Series A-2 Units	N/A	N/A	119,048	119	161	0.0	%
					8,092	8,953	0.6	%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist) (22)(23)(26)(31)	Class A Interests	N/A	N/A	1,291	1,291	1,138	0.1	%
					1,291	1,138	0.1	%
Healthcare technology
Minerva Holdco, Inc. (22)(23)(25)(26)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,141	1,095	0.2	%
					1,141	1,095	0.2	%
Household products
Evology, LLC (22)(23)(26)(31)	Class B Units	N/A	N/A	113	540	516	0.0	%
					540	516	0.0	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (22)(23)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	5,500	6,437	5,618	0.5	%
					6,437	5,618	0.5	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Insurance
Evolution Parent, LP (dba SIAA) (22)(23)(26)(31)	LP Interest		N/A	N/A	892	892	998	0.1	%
Fifth Season Investments LLC (22)(23)(26)	Class A Units		N/A	N/A	1	1,647	1,630	0.1	%
GoHealth, Inc. (17)(22)(23)(31)	Common Stock		N/A	N/A	15,139	1,163	219	0.0	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (22)(23)(26)(31)	LP Interest		N/A	N/A	106	106	102	0.0	%
PCF Holdco, LLC (dba PCF Insurance Services) (22)(23)(26)(31)	Class A Units		N/A	N/A	2,513,848	6,375	11,479	0.9	%
						10,183	14,428	1.1	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock		N/A	N/A	3,000	300	253	0.0	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units		N/A	N/A	1,345,119	1,345	1,382	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	—	31	33	0.0	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants		N/A	N/A	25,540	157	29	0.0	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,000	1,001	1,097	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units		N/A	N/A	819,817	820	910	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock		6.00% PIK	N/A	3,750	4,169	4,127	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock		11.25% PIK	N/A	2,385	2,899	2,795	0.2	%
						10,722	10,626	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest		N/A	N/A	7,000	700	781	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units		N/A	N/A	10,616	20,106	45,811	3.6	%
						20,806	46,592	3.7	%
Pharmaceuticals
LSI Financing 1 DAC (20)(22)(23)(26)	Preferred Equity		N/A	N/A	1,046,340	968	990	0.1	%
						968	990	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments						117,492	147,852	11.7	%
Total non-controlled/non-affiliated portfolio company investments						2,068,981	2,074,766	164.1	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (16)(22)(23)(30)	First lien senior secured loan	S +	8.00%	06/2026	5,993	5,965	5,992	0.4	%
Swipe Acquisition Corporation (dba PLI) (6)(15)(22)(23)(30)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	1,784	1,785	1,784	0.1	%
Swipe Acquisition Corporation (dba PLI) (6)(22)(23)(30)	Letter of Credit	S +	8.00%	06/2026	0	0	0	0.0	%
						7,750	7,776	0.5	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Household products
Walker Edison Furniture Company LLC (14)(22)(23)(28)(30)	First lien senior secured loan	S +	6.75% PIK	03/2027	4,630	4,133	4,469	0.4	%
Walker Edison Furniture Company LLC (6)(14)(19)(22)(23)(28)(30)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	117	112	106	0.0	%
Walker Edison Furniture Company LLC (14)(22)(23)(28)(30)	First lien senior secured revolving loan	S +	6.25% PIK	03/2027	2,247	2,247	2,202	0.2	%
						6,492	6,777	0.6	%
Total non-controlled/affiliated portfolio company debt investments						14,242	14,553	1.1	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units		N/A	N/A	10,755	5,952	12,113	1.0	%
						5,952	12,113	1.0	%
Household Products
Walker Edison Holdco LLC (22)(23)(26)(30)(31)	Common Units		N/A	N/A	49,159	4,750	2,840	0.2	%
						4,750	2,840	0.2	%
Total non-controlled/affiliated portfolio company equity investments						10,702	14,953	1.2	%
Total non-controlled/affiliated portfolio company investments						24,944	29,506	2.3	%
Total Investments						2,093,925	2,104,272	166.4	%
______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(3)Unless otherwise indicated, all investments are considered Level 3 investments.
(4)The amortized cost represents the original cost adjusted for the accretion and amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA ("SONIA" or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2023 was 5.66%.
(8)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2023 was 5.90%.
(9)The interest rate on these loans is subject to PRIME, which as of September 30, 2023 was 8.50%.
(10)The interest rate on this loan is subject to SONIA, which as of September 30, 2023 was 5.19%.
(11)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2023 was 3.85%.
(12)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
(13)The interest rate on this loan is subject to 6 month EURIBOR, which as of September 30, 2023 was 4.13%.
(14)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(15)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(16)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(17)Level 1 investment.
(18)Level 2 investment.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
(21)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 6 “Debt.”
(22)Investment is not pledged as collateral for the SPV Asset Facilities.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

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
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $162.6 million, or 12.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(27)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.0 million, Long Island Custom Windows, LLC with a fair value of $9.5 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of September 30, 2023. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(28)Loan was on non-accrual status as of September 30, 2023.
(29)As of September 30, 2023, the net estimated unrealized loss for U.S. federal income tax purposes was $0.9 million based on a tax cost basis of $2.1 billion. As of September 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $49.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $48.3 million.
(30)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2023	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$20,047	$26	$(165)	$(19)	$—	$—	$19,889	$88	$812	$441
Walker Edison Furniture Company LLC	—	11,242	—	(1,625)	—	—	9,617	—	—	—
Total	$20,047	$11,268	$(165)	$(1,644)	$—	$—	$29,506	$88	$812	$441
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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Milan Laser Holdings LLC (16)(22)(23)(32)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(13)	—	—	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(23)	First lien senior secured loan	S +	6.75%	11/2027	24,123	23,814	24,002	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(19)(22)(23)(32)	First lien senior secured delayed draw term loan	S +	6.75%	11/2023	2,102	2,059	2,092	0.2	%
Notorious Topco, LLC (dba Beauty Industry Group) (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.75%	05/2027	352	327	342	—	%
The Shade Store, LLC (14)(22)(23)	First lien senior secured loan	S +	6.00%	10/2027	2,250	2,227	2,188	0.2	%
The Shade Store, LLC (14)(22)(23)(32)	First lien senior secured revolving loan	S +	6.00%	10/2026	64	61	57	—	%
					72,417	71,694	71,734	5.7	%
Transportation
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (8)(23)	First lien senior secured loan	L +	5.75%	12/2025	40,079	39,703	40,079	3.1	%
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.) (16)(22)(23)(32)	First lien senior secured revolving loan	L +	5.75%	12/2025	—	(64)	—	—	%
Lytx, Inc. (13)(23)	First lien senior secured loan	S +	6.75%	02/2026	23,668	23,459	23,491	1.8	%
Motus Group, LLC (6)(22)(23)	Second lien senior secured loan	L +	6.50%	12/2029	3,615	3,583	3,543	0.3	%
					67,362	66,681	67,113	5.2	%
Total non-controlled/non-affiliated portfolio company debt investments					$2,173,915	$2,146,282	$2,106,669	162.5%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	—	—	—	—	%
AAM Series 2.1 Aviation Feeder, LLC (20)(22)(23)(26)(31)(32)	LLC Interest		N/A	N/A	87	88	87	—	%
Amergin Asset Management, LLC (20)(22)(23)(26)(31)(32)	Class A Units		N/A	N/A	50,000,000	—	—	—	%
						88	87	—	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,002	1,002	1,029	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (22)(23)(25)(26)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	35,340	34,895	2.7	%
						36,342	35,924	2.8	%
Buildings and real estate
Associations Finance, Inc. (22)(23)(25)(26)	Preferred Stock		12.00% PIK	N/A	10,200,000	10,302	10,356	0.8	%
Dodge Construction Network Holdings, L.P. (22)(23)(26)(31)	Class A-2 Common Units		N/A	N/A	431,889	368	367	—	%
Dodge Construction Network Holdings, L.P. (14)(22)(23)(26)	Series A Preferred Units	S +	8.25% PIK	N/A	—	9	9	—	%
						10,679	10,732	0.8	%
Business Services
Denali Holding, LP (dba Summit Companies) (22)(23)(26)(31)	Class A Units		N/A	N/A	41,874	425	539	—	%
Hercules Buyer, LLC (dba The Vincit Group) (22)(23)(24)(26)(31)	Common Units		N/A	N/A	350,000	350	368	—	%
Knockout Intermediate Holdings I Inc. (dba Kaseya) (22)(23)(25)(26)	Perpetual Preferred Stock		11.75% PIK	N/A	400	390	395	—	%
						1,165	1,302	—	%

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(2)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (22)(23)(26)(31)	Class A Common Stock		N/A	N/A	3,000	300	270	—	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (22)(23)(26)(31)	Common Units		N/A	N/A	1,345,119	1,345	1,323	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	—	31	31	—	%
MessageBird Holding B.V. (20)(22)(23)(26)(31)	Extended Series C Warrants		N/A	N/A	25,540	157	18	—	%
Project Alpine Co-Invest Fund, LP (20)(22)(23)(26)(31)	LP Interest		N/A	N/A	1,000	1,001	1,000	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (22)(23)(26)(31)	Common Units		N/A	N/A	819,817	820	810	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (22)(23)(25)(26)	Series A Preferred Stock		6.00% PIK	N/A	3,750	3,978	3,939	0.3	%
WMC Bidco, Inc. (dba West Monroe) (22)(23)(25)(26)	Senior Preferred Stock		11.25% PIK	N/A	2,385	2,577	2,461	0.2	%
						10,209	9,852	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (22)(23)(26)(31)	LP Interest		N/A	N/A	7,000	700	829	0.1	%
Windows Entities (20)(22)(23)(26)(27)	LLC Units		N/A	N/A	10,616	20,106	40,472	3.1	%
						20,806	41,301	3.2	%
Total non-controlled/non-affiliated portfolio company equity investments						108,831	132,776	10.2	%
Total non-controlled/non-affiliated portfolio company investments						$2,255,113	$2,239,445	172.7	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (13)(22)(23)(30)	First lien senior secured loan	S +	8.00%	06/2024	$6,120	$6,065	$6,105	0.6	%
Swipe Acquisition Corporation (dba PLI) (14)(19)(22)(23)(30)(32)	First lien senior secured delayed draw term loan	S +	8.00%	05/2023	1,822	1,822	1,816	0.1	%
Swipe Acquisition Corporation (dba PLI) (22)(23)(30)(32)	Letter of Credit	S +	8.00%	06/2024	—	—	—	—	%
					7,942	7,887	7,921	0.7	%
Total non-controlled/affiliated portfolio company debt investments					$7,942	$7,887	$7,921	0.7	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (22)(23)(26)(30)(31)	Class A Common Units		N/A	N/A	10,755	$5,952	$12,126	0.9	%
						5,952	12,126	0.9	%
Total non-controlled/affiliated portfolio company equity investments						5,952	12,126	0.9	%
Total non-controlled/affiliated portfolio company investments						$13,839	$20,047	1.6	%
Total Investments						$2,268,952	$2,259,492	174.3%

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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$34,195	$26,031	$89,014	$71,668
Net change in unrealized gain (loss)	2,598	12,931	18,340	(37,392)
Net realized gain (loss)	(18)	(83)	(7,767)	629
Net Increase (Decrease) in Net Assets Resulting from Operations	36,775	38,879	99,587	34,905
Distributions
Distributions declared from earnings(1)	(28,529)	(23,616)	(77,389)	(69,226)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(28,529)	(23,616)	(77,389)	(69,226)
Capital Share Transactions
Reinvestment of shareholders' distributions	10,898	10,339	33,265	31,233
Repurchased shares	(28,144)	(23,067)	(87,263)	(64,164)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(17,246)	(12,728)	(53,998)	(32,931)
Total Increase (Decrease) in Net Assets	(9,000)	2,535	(31,800)	(67,252)
Net Assets, at beginning of period	1,273,461	1,289,904	1,296,261	1,359,691
Net Assets, at end of period	$1,264,461	$1,292,439	$1,264,461	$1,292,439
______________
(1)For the three and nine months ended September 30, 2023 and 2022, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$99,587	$34,905
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(101,198)	(158,010)
Proceeds from investments and investment repayments, net	300,070	290,528
Net change in unrealized (gain) loss on investments	(19,398)	28,230
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(409)	9,090
Net realized (gain) loss on investments	7,738	(816)
Net realized (gain) loss on foreign currency transactions relating to investments	5	(41)
Paid-in-kind interest and dividends	(25,840)	(18,610)
Net accretion/amortization of discount/premium on investments	(5,748)	(6,657)
Amortization of debt issuance costs	845	1,238
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(342)	(2,034)
(Increase) decrease in receivable for investments sold	—	11,623
(Increase) decrease in prepaid expenses and other assets	(7,622)	(313)
Increase (decrease) in payables to affiliates	(120)	(1,192)
Increase (decrease) in accrued expenses and other liabilities	7,548	7,718
Net cash provided by (used in) operating activities	255,116	195,659
Cash Flows from Financing Activities
Borrowings on debt	415,000	186,000
Repayments of debt	(476,000)	(271,776)
Debt issuance costs	(5,709)	(1,703)
Distributions paid to shareholders	(39,540)	(37,993)
Repurchased shares	(87,263)	(64,164)
Net cash provided by (used in) financing activities	(193,512)	(189,636)
Net increase (decrease) in cash, including foreign cash	61,604	6,023
Cash, including foreign cash, beginning of period	47,275	54,067
Cash, including foreign cash, end of period	$108,879	$60,090

Supplemental and Non-Cash Information
Interest paid during the period	$41,310	$27,167
Distributions declared during the period	$77,389	$69,226
Distribution payable	$7,046	$1,126
Reinvestment of distributions during the period	$33,265	$31,233
Taxes, including excise tax, paid during the period	$1,249	$240
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
In April 2017, the Company commenced its continuous public offering, commenced operations and made its first portfolio company investment. The Company terminated its continuous public offering as of April 30, 2021. Prior to the termination of its continuous public offering, the Company issued 151,364,239 shares of its common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and nine months ended September 30, 2023, PIK interest and PIK dividend income earned were $7.6 million and $24.9 million, respectively, representing approximately 11.2% and 12.3% of investment income, respectively. For the three and nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $7.1 million and $18.1 million, respectively, representing approximately 12.7% and 11.7% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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
Note 3. Agreements and Related Party Transactions
As of September 30, 2023, the Company had payables to affiliates of $16.7 million, primarily comprised of $8.1 million of management fees and $7.3 million of accrued performance based incentive fees.
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
For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $0.5 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $0.4 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2023, the Company incurred management fees of approximately $8.1 million and $24.9 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred management fees of approximately $8.6 million and $26.6 million, respectively.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
For the three and nine months ended September 30, 2023, the Company incurred net investment income based incentive fees of $7.3 million and $21.4 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred net investment income based incentive fees of $5.5 million and $14.9 million, respectively.
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
For the three and nine months ended September 30, 2023, the Company did not incur capital gains based incentive fees. For the three months ended September 30, 2022, the Company did not incur capital gains based incentive fees, and for the nine months ended September 30, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million.
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
For the three and nine months ended September 30, 2023 and 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted an order for exemptive relief (as amended, the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
On a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
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
The Adviser’s obligation to make an Expense Payment automatically became a liability of the Adviser and the right to such Expense Payment was an asset of the Company on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offset against amounts due from the Company to the Adviser no later than the earlier of (i) the date on which the Company closed its books for such quarter, or (ii) forty-five days after the end of such quarter.
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. On November 7, 2023, the Adviser terminated the Expense Support Agreement. However, the Company is required to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support Agreement, that have not been reimbursed by the Company to the Adviser.
As of September 30, 2023, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. During the three months ended September 30, 2023, the Company did not repay expense support to the Adviser, and for the three and nine months ended September 30, 2023, the Company recorded obligations to repay Expense Support from the Adviser of $11.7 million, respectively. During the three and nine months ended September 30, 2022, the Company did not repay expense support to the Adviser.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	—	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	5,857	730	—	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	5,794	—	—	7.4%	N/A	0.70%
September 30, 2020	3,079	—	3,079	—	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$16,186	$15,119	$1,449
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
The table below presents investments at fair value and amortized cost as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,471,269	$1,463,037	$1,633,375	$1,614,367
Second-lien senior secured debt investments	454,315	441,541	484,086	467,560
Unsecured debt investments	40,147	36,889	36,708	32,663
Preferred equity investments	64,765	64,733	59,750	58,678
Common equity investments	63,429	98,072	55,033	86,224
Total Investments	$2,093,925	$2,104,272	$2,268,952	$2,259,492
The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	3.9		3.4
Asset Based Lending and Fund Finance(1)	1.9		1.4
Automotive	1.9		1.6
Buildings and real estate	2.8		4.2
Business services	3.4		3.1
Chemicals	2.6		2.7
Consumer products	5.1		4.5
Containers and packaging	1.5		1.4
Distribution	3.0		3.2
Education	1.0		1.2
Financial services	4.3		5.3
Food and beverage	7.1		7.4
Healthcare equipment and services	4.2		3.9
Healthcare providers and services	5.4		5.0
Healthcare technology	6.4		5.9
Household products	2.5		2.2
Human resource support services	1.4		1.4
Infrastructure and environmental services	0.5		0.4
Insurance(3)	8.4		7.9
Internet software and services	13.2		13.6
Leisure and entertainment	2.8		2.7
Manufacturing	7.1		7.0
Oil and gas	0.4		1.1
Pharmaceuticals(2)	0.0	(4)	—
Professional services	3.2		2.4
Specialty retail	3.3		3.2
Telecommunications	0.4		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
(2)Includes investment in LSI Financing 1 DAC (“LSI Financing”).
(3)Includes investments in Fifth Season Investment LLC ("Fifth Season").
(4)Rounds to less than 0.1.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	17.7%	17.4%
Northeast	17.3	17.6
South	31.5	33.7
West	24.5	23.5
International	9.0	7.8
Total	100.0%	100.0%

Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,463,036	$1,463,037
Second-lien senior secured debt investments	—	25,570	415,971	441,541
Unsecured debt investments	—	626	36,263	36,889
Preferred equity investments	—	—	64,733	64,733
Common equity investments	219	—	97,853	98,072
Total Investments	$219	$26,197	$2,077,856	$2,104,272

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$1	$1,614,366	$1,614,367
Second-lien senior secured debt investments	—	13,798	453,762	467,560
Unsecured debt investments	—	569	32,094	32,663
Preferred equity investments	—	—	58,678	58,678
Common equity investments	158	—	86,066	86,224
Total Investments	$158	$14,368	$2,244,966	$2,259,492

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,493,479	$418,589	$35,724	$63,737	$95,862	$2,107,391
Purchases of investments, net	48,402	(2)	—	72	1,809	50,281
Payment-in-kind	4,223	995	1,634	1,112	36	8,000
Proceeds from investments, net	(90,202)	—	—	(16)	—	(90,218)
Net change in unrealized gain (loss) on investments	2,366	939	(1,112)	(213)	146	2,126
Net realized gain (loss) on investments	5	—	—	—	—	5
Net accretion/amortization of discount/premium on investments	1,532	191	17	41	—	1,781
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	3,231	(4,741)	—	—	—	(1,510)
Fair value, end of period	$1,463,036	$415,971	$36,263	$64,733	$97,853	$2,077,856
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
Purchases of investments, net	96,787	(3)	—	878	3,541	101,203
Payment-in-kind	15,444	2,815	3,394	4,043	106	25,802
Proceeds from investments, net	(266,570)	(15,750)	(38)	(31)	(2)	(282,391)
Net change in unrealized gain (loss) on investments	10,778	2,011	768	1,039	3,392	17,988
Net realized gain (loss) on investments	(7,743)	—	(5)	—	—	(7,748)
Net accretion/amortization of discount/premium on investments	4,794	693	50	126	—	5,663
Transfers between investment types	(4,750)	—	—	—	4,750	—
Transfers into (out of) Level 3(1)	(70)	(27,557)	—	—	—	(27,627)
Fair value, end of period	$1,463,036	$415,971	$36,263	$64,733	$97,853	$2,077,856
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	129,840	9,038	1,546	11,460	6,493	158,377
Payment-in-kind	11,849	1,822	2,356	2,493	90	18,610
Proceeds from investments, net	(277,358)	(8,199)	—	(4,900)	—	(290,457)
Net change in unrealized gain (loss) on investments	(15,850)	(19,712)	(6,223)	(2,866)	8,792	(35,859)
Net realized gain (loss) on investments	85	—	—	772	—	857
Net accretion/amortization of discount/premium on investments	5,744	645	46	193	—	6,628
Transfers into (out of) Level 3(1)	(73)	(25,960)	—	—	—	(26,033)
Fair value, end of period	$1,638,562	$442,134	$31,858	$56,465	$81,770	$2,250,789
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$2,445	$6,626
Second-lien senior secured debt investments	939	(923)
Unsecured debt investments	(1,112)	(2,403)
Preferred equity investments	(213)	764
Common equity investments	146	8,165
Total Investments	$2,205	$12,229

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$4,286	$(16,306)
Second-lien senior secured debt investments	(2,000)	(18,043)
Unsecured debt investments	768	(6,224)
Preferred equity investments	1,039	(2,810)
Common equity investments	3,804	8,996
Total Investments	$7,897	$(34,387)

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

	As of September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,409,270	Yield Analysis	Market Yield	9.1% - 27.3% (13.4%)	Decrease
	53,766	Recent Transaction	Transaction Price	97.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$414,482	Yield Analysis	Market Yield	12.1% - 29.8% (15.9%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3% - 13.3% (13.3%)	Increase
Unsecured debt investments	$35,341	Yield Analysis	Market Yield	11.7% - 18.0% (12.8%)	Decrease
	922	Market Approach	EBITDA Multiple	12.4x - 12.4x (12.4x)	Increase
Preferred equity investments	$64,733	Yield Analysis	Market Yield	11.4% - 23.6% (15.7%)	Decrease
Common equity investments	$88,053	Market Approach	EBITDA Multiple	3.6x - 19.8x (7.6x)	Increase
	3,281	Market Approach	Revenue Multiple	2.0x - 14.3x (10.4x)	Increase
	4,668	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	1,822	Yield Analysis	Market Yield	8.0% - 8.0% (8.0%)	Decrease
	29	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9)	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,602,197	Yield Analysis	Market Yield	9.1% - 42.0% (13.0%)	Decrease
	8,789	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
	3,378	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$452,695	Yield Analysis	Market Yield	12.6% - 21.0% (16.1%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$31,269	Yield Analysis	Market Yield	10.4% - 20.2% (12.4%)	Decrease
	825	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$58,361	Yield Analysis	Market Yield	11.9% - 17.0% (13.9%)	Decrease
	309	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$81,345	Market Approach	EBITDA Multiple	3.8x - 23.3x (8.2x)	Increase
	3,420	Market Approach	Revenue Multiple	1.8x - 16.6x (10.2x)	Increase
	1,283	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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

	September 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$102,930	$102,930	$374,084	$374,084
SPV Asset Facility II	119,817	119,817	172,397	172,397
CLO XIII	257,937	257,937	—	—
2024 Notes	450,124	433,125	450,192	428,625
Total Debt	$930,808	$913,809	$996,673	$975,106
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII and 2024 Notes are presented net of deferred financing costs of $1.3 million, $5.2 million, $2.1 million and $(0.1) million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	433,125	428,625
Level 3	480,684	546,481
Total Debt	$913,809	$975,106
Financial Instruments Not Carried at Fair Value
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 233% and 229% as of September 30, 2023 and December 31, 2022, respectively.
Debt obligations consisted of the below as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$104,223	$136,533	$102,930
SPV Asset Facility II	325,000	125,000	42,310	119,817
CLO XIII	260,000	260,000	—	257,937
2024 Notes	450,000	450,000	—	450,124
Total Debt	$1,285,000	$939,223	$178,843	$930,808
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII and 2024 Notes are presented net of deferred financing costs of $1.3 million, $5.2 million, $2.1 million and $(0.1) million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$15,872	$12,834	$46,704	$33,451
Amortization of debt issuance costs	329	469	845	1,238
Total Interest Expense	$16,201	$13,303	$47,549	$34,689
Average interest rate	6.4%	4.6%	6.2%	4.0%
Average daily borrowings	$902,810	$1,043,387	$939,395	$1,055,174

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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 1 to the Third Amended and Restated Credit Agreement, entered into on September 20, 2023, by the parties to the SPV Asset Facility I.
From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $250 million (decreased from $500 million on September 20, 2023); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2025 (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.
The SPV Asset Facility I will mature on November 30, 2026. Amounts drawn in USD bear interest at Term SOFR plus a 2.70% spread and the spread is also payable on a portion of any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay the debts of the Company.
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
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), the Company completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XIII Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XIII Issuer.
The CLO XIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XIII Closing Date (the “CLO XIII Indenture”), by and among the CLO XIII Issuer and State Street Bank and Trust Company: (i) $228 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.55% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.35% (together, the “CLO XIII Secured Notes”). The CLO XIII Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO XIII Issuer. The CLO XIII Secured Notes are scheduled to mature on September 20, 2035. The CLO XIII Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent and NatWest Markets Securities Inc. as Co-Placement Agent.
Concurrently with the issuance of the CLO XIII Secured Notes, the CLO XIII Issuer issued approximately $139.3 million of subordinated securities in the form of 139,300 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XIII Preferred Shares”). The CLO XIII Preferred Shares were issued by the CLO XIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XIII Secured Notes. The Company purchased all of the CLO XIII Preferred Shares. The Company acts as retention holder in connection with the CLO XIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO XIII Preferred Shares.
As part of the CLO XIII Transaction, the Company entered into a loan sale agreement with the CLO XIII Issuer dated as of the CLO XIII Closing Date, which provided for the contribution of approximately $36.4 million funded par amount of middle market loans from the Company to the CLO XIII Issuer on the CLO XIII Closing Date and for future sales from the Company to the CLO XIII Issuer on an ongoing basis. No gain or loss will be recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO XIII Secured Notes. The remainder of the initial portfolio assets securing the CLO XIII Secured Notes consisted of approximately $298.5 million funded par amount of middle market loans purchased by the CLO

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
XIII Issuer from ORCC II Financing LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XIII Closing Date between the CLO XIII Issuer and ORCC II Financing LLC and OR Lending II LLC, a wholly-owned subsidiary of the Company. The Company, ORCC II Financing LLC and OR Lending II LLC each made customary representations, warranties, and covenants to the CLO XIII Issuer under the applicable loan sale agreement.
Through September 20, 2027, a portion of the proceeds received by the CLO XIII Issuer from the loans securing the CLO XIII Secured Notes may be used by the CLO XIII Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XIII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The CLO XIII Secured Notes are the secured obligations of the CLO XIII Issuer, and the CLO XIII Indenture includes customary covenants and events of default. The CLO XIII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XIII Issuer under a collateral management agreement dated as of the CLO XIII Closing Date (the “CLO XIII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO XIII Issuer’s equity or notes owned by the Company.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	544	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	550	2,424
Abacus Life, Inc.	First lien senior secured delayed draw term loan	1,500	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	3,496	3,496
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,813	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured revolving loan	19	19
Apptio, Inc.	First lien senior secured revolving loan	—	196
Aramsco, Inc.	First lien senior secured revolving loan	—	835
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	79
Associations, Inc.	First lien senior secured delayed draw term loan	72	300
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	273	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	44	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	6,081

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,051	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	263	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	259	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	122	19
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	196	213
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	73	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Finastra USA, Inc.	First lien senior secured revolving loan	309	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	90	78
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Galls, LLC	First lien senior secured revolving loan	3,916	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	44	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,164	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	38	1,459
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hometown Food Company	First lien senior secured revolving loan	—	376
Hyland Software, Inc.	First lien senior secured revolving loan	85	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,868
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	7,373	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	821	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	790	326
Kaseya Inc.	First lien senior secured delayed draw term loan	30	32
Kaseya Inc.	First lien senior secured revolving loan	24	32
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	—
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	—	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	49	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	149	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	821	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	190	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	37	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	730	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	879	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	717	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,972	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,602	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	61	76
Pluralsight, LLC	First lien senior secured revolving loan	483	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	922	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	200	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	579	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	103
Smarsh Inc.	First lien senior secured delayed draw term loan	95	96
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	46
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	62	91
The Shade Store, LLC	First lien senior secured revolving loan	127	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,455	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	129	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	68	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	276	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	449	—
When I Work, Inc.	First lien senior secured revolving loan	143	143

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,268	1,690
Total Unfunded Portfolio Company Commitments		$114,758	$127,646
As of September 30, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to September 30, 2023, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	September 30, 2023		September 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,209,780	$10,898	1,185,424	$10,341
Repurchased Shares	(3,099,549)	(28,144)	(2,630,292)	(23,068)
Total shares/net proceeds	(1,889,769)	$(17,246)	(1,444,868)	$(12,727)
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	3,722,697	$33,265	3,538,360	$31,234
Repurchased Shares	(9,715,082)	(87,263)	(7,321,635)	(64,164)
Total shares/net proceeds	(5,992,385)	$(53,998)	(3,783,275)	$(32,930)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock in each case thereafter, payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2023:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2023
March 31, 2023 (three record dates)	Monthly	$0.15	$22,125
March 31, 2023 (one record date)	Quarterly	0.02	2,429
June 30, 2023 (three record dates)	Monthly	0.15	21,923
June 30, 2023 (one record date)	Quarterly	0.01	2,383
September 30, 2023 (three record dates)	Monthly	0.15	21,504
September 30, 2023 (one record date)	Quarterly	0.05	7,025
Total		$0.53	$77,389
The following table presents cash distributions per share that were declared during the nine months ended September 30, 2022:

	Distributions
($ in thousands)	Per Share	Per Share	Amount
2022
March 31, 2022 (three record dates)	Monthly	$0.15	$22,847
June 30, 2022 (three record dates)	Monthly	0.15	22,763
September 30, 2022 (three record dates)	Monthly	0.15	22,496
September 30, 2022 (one record date)	Quarterly	0.01	1,120
Total		$0.46	$69,226
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
On September 11, 2023, the Board declared regular monthly distributions for October 2023 through December 2023. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On September 11, 2023, the Board declared a special distribution of $0.05 per share, payable on or before November 15, 2023 to shareholders of record as of September 30, 2023.
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
Through September 30, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on November 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
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

	Nine Months Ended September 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.61	$89,014	115.0%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.08)	(11,625)	(15.0)
Total	$0.53	$77,389	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	Nine Months Ended September 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.48	$71,668	103.5%
Net realized gain (loss) on investments(1)	—	629	0.9
Distributions in excess of (undistributed) net investment income and realized gains	(0.02)	(3,071)	(4.4)
Total	$0.46	$69,226	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations	$36,775	$38,879	$99,587	$34,905
Weighted average shares of common stock outstanding—basic and diluted	142,759,311	149,384,533	145,046,836	150,782,949
Earnings per common share-basic and diluted	$0.26	$0.26	$0.69	$0.23
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
For the three and nine months ended September 30, 2023, the Company recorded U.S. federal income tax expense/(benefit) of $0.3 million and $2.1 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.2) million and $0.5 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company recorded U.S. federal income tax expense/(benefit) of $0.7 million and $1.3 million, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a current tax expense/(benefit) of approximately $(0.8) million and $0.1 million, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded a current tax expense of approximately $0.7 million and $1.3 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $8.3 million and $5.3 million as of September 30, 2023 and December 31, 2022 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value, at beginning of period	$8.85	$8.98
Results of operations:
Net investment income(1)	0.61	0.48
Net realized and unrealized gain (loss)(4)	0.07	(0.24)
Net increase (decrease) in net assets resulting from operations	0.68	0.24
Shareholder distributions:
Distributions from net investment income(2)	(0.61)	(0.46)
Distributions from net realized gains(2)	—	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	0.08	—
Net increase (decrease) in net assets from shareholders' distributions	(0.53)	(0.46)
Net asset value, at end of period	$9.00	$8.76

Total Return(5)(7)	7.8%	2.5%

Ratios
Ratio of net expenses to average net assets(3)(6)	11.6%	8.3%
Ratio of net investment income to average net assets(6)	9.6%	7.3%
Portfolio turnover rate	4.6%	6.7%

Supplemental Data
Weighted-average shares outstanding	145,046,836	150,782,949
Shares outstanding, end of period	140,512,899	147,593,244
Net assets, end of period	$1,264,461	$1,292,439
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the nine months ended September 30, 2023 and 2022, the total operating expenses to average net assets were 10.7% and 8.3%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
Note 12. Subsequent Events
On November 7, 2023, the Adviser terminated the Expense Support Agreement. However, the Company remains obligated to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support Agreement, that have not been reimbursed by the Company to the Adviser.

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
In April 2017, we commenced our continuous public offering, commenced operations and made our first portfolio company investment. We terminated our continuous public offering as of April 30, 2021. Prior to the termination of our continuous public offering, we issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.4 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with our Adviser.
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation (f/k/a Owl Rock Capital Corporation) and Blue Owl Credit Income Corp (f/k/a Owl Rock Core Income Corp.).
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC ("OTCA II") and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the "Blue Owl Credit Advisers"), which also are investment advisers. As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Investment Team, under the Diversified Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged and Jeff Walwyn and, effective December 1, 2023, includes Patrick Linnemann, Meenal Mehta and Logan Nicholson. See “Item 5. — Other Information.” The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The

compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted an order for exemptive relief (as amended, the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the Investment Company Act of 1940, as amended (the "1940 Act") of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by the Company would not benefit the Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act.
In addition, our Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
From time to time, we may form wholly-owned subsidiaries to facilitate our normal course of business.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2023, our Adviser and its affiliates have originated $82.5 billion aggregate principal amount of investments, of which $78.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and unsponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2023, our average investment size in each of our portfolio companies was approximately $13.6 million based on fair value. As of September 30, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 84.5% of our total debt portfolio based on fair value, had weighted average annual revenue of $831 million, weighted average annual EBITDA of $180 million, an average interest coverage of 1.8x and an average net loan-to value of 43%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2023, 98.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like SOFR, LIBOR and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
On a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
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
The Adviser’s obligation to make an Expense Payment automatically became a liability of the Adviser and the right to such Expense Payment was an asset of ours on the last business day of the applicable quarter. The Expense Payment for any quarter was paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to the Adviser no later than the earlier of (i) the date on which we close our books for such quarter, or (ii) forty-five days after the end of such quarter.
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. On November 7, 2023, the Adviser terminated the Expense Support Agreement; however, we are required to fund any Expense Payments that have not been reimbursed by us to the Adviser. As of September 30, 2023, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million.

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
In any period, our interest expense will depend largely on the extent of our borrowings and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 69.4% first lien senior secured debt investments (of which 68% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 21.0% second-lien senior secured debt investments, 1.8% unsecured investments, 3.1% preferred equity investments and 4.7% common equity investments.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.3% and 12.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.6% and 12.7%, respectively.
As of September 30, 2023, we had investments in 155 portfolio companies with an aggregate fair value of $2.1 billion. As of September 30, 2023, we had net leverage of 0.66x debt-to-equity.

We expect the pace of our originations to vary with the pace of repayments. In periods with lower repayment volume, the pace of our originations is expected to slow. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions activity, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter. In addition, although the pace of originations remains slow, the credit quality of our portfolio has been consistent. We continue to focus on investing in recession resistant industries that we are familiar with, including service oriented sectors such as software, insurance, food and beverage, and healthcare, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protections. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment, may have on our portfolio companies and our investment activities.
Many of the companies in which we invest have experienced relief and are expecting improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$51,484	$19,952
Less: Sell downs	(457)	—
Total new investment commitments	$51,027	$19,952
Principal amount of investments funded:
First-lien senior secured debt investments	$38,168	$6,165
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	164	4,395
Total principal amount of investments funded	$38,332	$10,560
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(66,546)	$(36,768)
Second-lien senior secured debt investments	(17,606)	(5,650)
Unsecured debt investments	—	—
Preferred equity investments	(16)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(84,168)	$(42,418)
Number of new investment commitments in new portfolio companies(1)	5	5
Average new investment commitment amount in new portfolio companies	$7,885	$2,947
Weighted average term for new investment commitments (in years)	3.9	5.2
Percentage of new debt investment commitments at floating rates	97.4%	94.2%
Percentage of new debt investment commitments at fixed rates	2.6%	5.8%
Weighted average interest rate of new investment commitments(2)	11.6%	10.3%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	6.2%	6.6%

______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% and 3.59% as of September 30, 2023 and 2022, respectively.

The table below presents investments at fair value and amortized cost as of the following periods:

	September 30, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,471,269	$1,463,037	(2)	$1,633,375	$1,614,367	(3)
Second-lien senior secured debt investments	454,315	441,541		484,086	467,560
Unsecured debt investments	40,147	36,889		36,708	32,663
Preferred equity investments(4)	64,765	64,733		59,750	58,678
Common equity investments(5)	63,429	98,072		55,033	86,224
Total Investments	$2,093,925	$2,104,272		$2,268,952	$2,259,492
______________
(1)Includes investment in Amergin AssetCo.
(2)68% of which we consider unitranche loans.
(3)69% of which we consider unitranche loans.
(4)Includes investments in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(5)Includes investments in Amergin AssetCo and Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin AssetCo and Fifth Season.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	3.9		3.4
Asset Based Lending and Fund Finance(1)	1.9		1.4
Automotive	1.9		1.6
Buildings and real estate	2.8		4.2
Business services	3.4		3.1
Chemicals	2.6		2.7
Consumer products	5.1		4.5
Containers and packaging	1.5		1.4
Distribution	3.0		3.2
Education	1.0		1.2
Financial services	4.3		5.3
Food and beverage	7.1		7.4
Healthcare equipment and services	4.2		3.9
Healthcare providers and services	5.4		5.0
Healthcare technology	6.4		5.9
Household products	2.5		2.2
Human resource support services	1.4		1.4
Infrastructure and environmental services	0.5		0.4
Insurance(3)	8.4		7.9
Internet software and services	13.2		13.6
Leisure and entertainment	2.8		2.7
Manufacturing	7.1		7.0
Oil and gas	0.4		1.1
Pharmaceuticals(2)	0.0	(4)	—
Professional services	3.2		2.4
Specialty retail	3.3		3.2
Telecommunications	0.4		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo. See "– Specialty Finance Portfolio Companies" for more information regarding Amergin.
(2)Includes investment in LSI Financing. See "– Specialty Finance Portfolio Companies" for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See "– Specialty Finance Portfolio Companies" for more information regarding Fifth Season.
(4)Rounds to less than 0.1.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	17.7%	17.4%
Northeast	17.3	17.6
South	31.5	33.7
West	24.5	23.5
International	9.0	7.8
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	12.3%	11.4%
Weighted average total yield of accruing debt and income producing securities(1)	12.6%	11.6%
Weighted average interest rate of accruing debt securities	12.1%	11.1%
Weighted average spread over base rate of all accruing floating rate investments	6.7%	6.7%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$311,656	14.7%	$339,145	15.0%
2	1,559,259	74.1	1,700,525	75.3
3	222,141	10.6	209,883	9.3
4	9,617	0.5	—	—
5	1,599	0.1	9,939	0.4
Total	$2,104,272	100.0%	$2,259,492	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,954,420	99.4%	$2,132,711	99.0%
Non-accrual	11,311	0.6	21,458	1.0
Total	$1,965,731	100.0%	$2,154,169	100.0%
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
Specialty Finance Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar and aviation assets and consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively "Amergin AssetCo"). Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $5.0 million equity commitment to Amergin AssetCo on July 1, 2022. We increased our commitment to Amergin AssetCo on July 28, 2023 to $6.1 million, of which $4.1 million is equity and $2.0 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $6.8 million equity commitment to Fifth Season. We have made periodic increases in our investment in Fifth Season, including $0.2 million and $0.4 million during the three and nine months ended September 30, 2023. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. We made a $0.3 million equity investment in LSI Financing on December 14, 2022. We have made periodic increases in our investment in LSI Financing including $0.7 million during the nine months ended September 30, 2023. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Total Investment Income	$68,188	$56,071	$203,169	$154,669
Less: Net Operating Expenses	33,703	29,365	112,010	81,721
Net Investment Income (Loss) Before Taxes	34,485	26,706	91,159	72,948
Less: Income tax expense (benefit), including excise tax expense (benefit)	290	675	2,145	1,280
Net Investment Income (Loss) After Taxes	34,195	26,031	89,014	71,668
Net change in unrealized gain (loss)	2,598	12,931	18,340	(37,392)
Net realized gain (loss)	(18)	(83)	(7,767)	629
Net Increase (Decrease) in Net Assets Resulting from Operations	$36,775	$38,879	$99,587	$34,905

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended September 30, 2023, our net asset value per share increased, primarily driven by earnings in excess of our dividends paid.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest income from investments	$57,569	$46,028	$168,776	$128,367
Payment-in-kind interest income	6,195	5,816	20,656	14,890
Dividend income	4,021	3,385	11,876	9,188
Other income	403	842	1,861	2,224
Total investment income	$68,188	$56,071	$203,169	$154,669
For the Three Months Ended September 30, 2023 and 2022
Investment income increased to $68.2 million for the three months ended September 30, 2023 from $56.1 million for the same period in prior year primarily due to an increase in interest rates, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.2 billion to $2.0 billion over the same period. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Period over period, income generated from unscheduled paydown activity was relatively consistent. For the three months ended September 30, 2023 and 2022, PIK income represented 11.2% and 12.7% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2023 and 2022
Investment income increased to $203.2 million for the nine months ended September 30, 2023 from $154.7 million for the same period in prior year primarily due to an increase in interest rates, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.2 billion to $2.0 billion over the same period. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature. Period over period, income generated from unscheduled paydown activity was relatively consistent. For the nine months ended September 30, 2023 and 2022, PIK income represented 12.3% and 11.7% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$16,201	$13,303	$47,549	$34,689
Management fee	8,075	8,633	24,882	26,557
Performance based incentive fees	7,253	5,521	21,353	13,683
Professional fees	1,089	980	3,566	3,673
Directors' fees	195	317	585	918
Other general and administrative	890	611	2,424	2,201
Total operating expenses	$33,703	$29,365	$100,359	$81,721
Recoupment of expense support	—	—	11,651	—
Net operating expenses	$33,703	$29,365	$112,010	$81,721
For the Three Months Ended September 30, 2023 and 2022
Net operating expenses increased to $33.7 million for the three months ended September 30, 2023 from $29.4 million for the same period ended September 30, 2022 primarily due to increases in interest expense and performance based incentive fees, partially offset by a decrease in management fees. The increase in interest expense of $2.9 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 4.6% to 6.4% period over period. The increase in performance based incentive fees of $1.7 million is due to an increase in pre-incentive fee net investment income period over period. The decrease in management fees of $0.6 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
For the Nine Months Ended September 30, 2023 and 2022
Net operating expenses increased to $112.0 million for the nine months ended September 30, 2023 from $81.7 million for the same period ended September 30, 2022 primarily due to increases in interest expense, recoupment of expense support and performance based incentive fees, partially offset by a decrease in management fees. The increase in interest expense of $12.9 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 4.0% to 6.2% period over period. The increase in performance based incentive fees of $7.7 million is due to an increase in pre-incentive fee net investment income period over period. The increase in recoupment of expense support of $11.7 million is due to an increase in undistributed net investment income and a decrease in other operating expense ratio as compared to the periods in which we incurred expense support. The decrease in management fees of $1.7 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain on investments	$12,743	$25,360	$41,343	$19,483
Net change in unrealized loss on investments	(7,537)	(8,220)	(21,945)	(47,713)
Income tax (provision) benefit	(509)	—	(1,406)	—
Translation of assets and liabilities in foreign currencies	(2,099)	(4,209)	348	(9,162)
Net change in unrealized gain (loss)	$2,598	$12,931	$18,340	$(37,392)

For the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023, net appreciation on investments was primarily driven by an increase in the fair value of our debt portfolio as compared to June 30, 2023. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 97.6% as compared to 97.3% as of June 30, 2023. The primary driver of our portfolio’s net unrealized gain was due to the current market conditions and credit improvements.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Windows Entities	$1,931
Valence Surface Technologies LLC	1,495
Aruba Investments Holdings LLC (dba Angus Chemical Company)	1,117
Delta TopCo, Inc. (dba Infoblox, Inc.)	695
The Better Being Co., LLC (fka Nutraceutical International Corporation)	693
Aviation Solutions Midco, LLC (dba STS Aviation)	524
Remaining portfolio companies	2,470
Walker Edison Furniture Company LLC	(1,374)
Notorious Topco, LLC (dba Beauty Industry Group)	(902)
H-Food Holdings, LLC	(744)
Cornerstone OnDemand, Inc.	(698)
Net unrealized gain (loss) on investments	$5,207
For the three months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2022. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 96.6% as of June 30, 2022. The primary driver of our portfolio’s net unrealized gain was due to current market conditions and credit improvements.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2022 consisted of the below:

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
For the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, net appreciation on investments was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 97.6% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the nine months ended September 30, 2023 was due to market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$6,217
Windows Entities	5,338
Hg Saturn Luchaco Limited	3,570
Delta TopCo, Inc. (dba Infoblox, Inc.)	2,286
Conair Holdings LLC	1,699
Aviation Solutions Midco, LLC (dba STS Aviation)	1,583
Muine Gall, LLC	1,570
Remaining portfolio companies	2,009
H-Food Holdings, LLC	(2,184)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(1,396)
Notorious Topco, LLC (dba Beauty Industry Group)	(1,294)
Net unrealized gain (loss) on investments	$19,398
For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of September 30, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s net unrealized loss was due to current market conditions.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2022 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$5,832
PCF Holdco, LLC (dba PCF Insurance Services)	4,839
Remaining portfolio companies	(13,467)
Conair Holdings, LLC	(4,227)
Walker Edison Furniture Company LLC	(3,987)
H-Food Holdigns, LLC	(3,866)
Valence Surface Technologies LLC	(3,760)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(3,015)
Nutraceutical International Corporation	(2,474)
Packaging Coordinators Midco, Inc.	(2,138)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(1,967)
Net unrealized gain (loss) on investments	$(28,230)
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$5	$26	$(7,743)	$816
Net realized gain (loss) on foreign currency transactions	(23)	(109)	(24)	(187)
Net realized gain (loss)	$(18)	$(83)	$(7,767)	$629

Realized Gross Internal Rate of Return
Since we began investing in 2017 through September 30, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.5% (based on total capital invested of $1.8 billion and total proceeds from these exited investments of $2.0 billion). Over seventy-five percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
As of September 30, 2023 and December 31, 2022, our asset coverage ratios were 233% and 229%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023, we had $108.9 million in cash. During the nine months ended September 30, 2023, cash provided by operating activities was $255.1 million, primarily as a result of selldowns and repayments of portfolio investments of $300.1 million and other operating activities of $56.3 million, partially offset by funding portfolio investments of $101.2 million. Lastly, we used $193.5 million of cash for financing activities during the period, which was the result of debt issuance costs of $5.7 million, net repayments on our credit facilities of $61.0 million, distributions paid of $39.5 million and repurchased shares of $87.3 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	September 30, 2023		September 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,209,780	$10,898	1,185,424	$10,341
Repurchased Shares	(3,099,549)	(28,144)	(2,630,292)	(23,068)
Total shares/net proceeds	(1,889,769)	$(17,246)	(1,444,868)	$(12,727)
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	3,722,697	$33,265	3,538,360	$31,234
Repurchased Shares	(9,715,082)	(87,263)	(7,321,635)	(64,164)
Total shares/net proceeds	(5,992,385)	$(53,998)	(3,783,275)	$(32,930)

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
Initial Offering Price	April 4, 2017	$9.47	$9.00
May 2, 2017	May 3, 2017	$9.52	$9.04
January 17, 2018	January 17, 2018	$9.53	$9.05
January 31, 2018	January 31, 2018	$9.55	$9.07
July 18, 2018	July 18, 2018	$9.56	$9.08
October 9, 2018	October 10, 2018	$9.57	$9.09
January 22, 2019	January 23, 2019	$9.46	$8.99
February 19, 2019	February 20, 2019	$9.51	$9.03
February 27, 2019	February 27, 2019	$9.52	$9.04
April 3, 2019	April 3, 2019	$9.54	$9.06
April 9, 2019	April 10, 2019	$9.55	$9.07
July 3, 2019	July 3, 2019	$9.56	$9.08
October 9, 2019	October 9, 2019	$9.49	$9.02
January 15, 2020	January 15, 2020	$9.51	$9.03
March 10, 2020	March 11, 2020	$9.41	$8.94
March 18, 2020	March 18, 2020	$8.83	$8.39
March 25, 2020	March 25, 2020	$8.74	$8.30
April 15, 2020	April 15, 2020	$8.80	$8.36
April 22, 2020	April 22, 2020	$8.85	$8.41
May 19, 2020	May 20, 2020	$8.87	$8.43
May 27, 2020	May 27, 2020	$8.93	$8.48
June 2, 2020	June 3, 2020	$8.96	$8.51
June 9, 2020	June 10, 2020	$9.02	$8.57
June 16, 2020	June 17, 2020	$9.05	$8.60
July 14, 2020	July 15, 2020	$9.08	$8.63
July 22, 2020	July 22, 2020	$9.12	$8.66
July 29, 2020	July 29, 2020	$9.14	$8.68
August 19, 2020	August 19, 2020	$9.16	$8.70
August 26, 2020	August 26, 2020	$9.18	$8.72
September 9, 2020	September 9, 2020	$9.21	$8.75
September 23, 2020	September 23, 2020	$9.24	$8.78
December 23, 2020	December 23, 2020	$9.32	$8.85
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08

Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the nine months ended September 30, 2023:

	Distributions
($ in thousands)	Dividend	Per Share	Amount
2023
March 31, 2023 (three record dates)	Monthly	$0.15	$22,125
March 31, 2023 (one record date)	Quarterly	0.02	2,429
June 30, 2023 (three record dates)	Monthly	0.15	21,923
June 30, 2023 (one record date)	Quarterly	0.01	2,383
September 30, 2023 (three record dates)	Monthly	0.15	21,504
September 30, 2023 (one record date)	Quarterly	0.05	7,025
Total		$0.53	$77,389
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
On September 11, 2023, the Board declared regular monthly distributions for October 2023 through December 2023. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On September 11, 2023, the Board declared a special distribution of $0.05 per share, payable on or before November 15, 2023 to shareholders of record as of September 30, 2023.
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
We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and, prior to November 7, 2023, expense support from the Adviser, which is subject to recoupment. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received net revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through September 30, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on November 7, 2023, a portion of our distributions resulted from expense support from the Adviser which are subject to repayment by us within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
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

	Nine Months Ended September 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.61	$89,014	115.0%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.08)	(11,625)	(15.0)
Total	$0.53	$77,389	100.0%

	Nine Months Ended September 30, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.48	$71,668	103.5%
Net realized gain on investments(1)	—	629	0.9
Distributions in excess of (undistributed) net investment income and realized gains	(0.02)	(3,071)	(4.4)
Total	$0.46	$69,226	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to September 30, 2023 was 60.7% (without upfront sales load) and 52.7% (with maximum upfront sales load). The following table presents cumulative total returns for the nine months ended September 30, 2023, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	7.8%	11.0%	9.0%	8.6%	9.3%	60.7%	52.7%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$104,223	$136,533	$102,930
SPV Asset Facility II	325,000	125,000	42,310	119,817
CLO XIII	260,000	260,000	—	257,937
2024 Notes	450,000	450,000	—	450,124
Total Debt	$1,285,000	$939,223	$178,843	$930,808
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII and 2024 Notes are presented net of deferred financing costs of $1.3 million, $5.2 million, $2.1 million and $(0.1) million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$15,872	$12,834	$46,704	$33,451
Amortization of debt issuance costs	329	469	845	1,238
Total Interest Expense	$16,201	$13,303	$47,549	$34,689
Average interest rate	6.4%	4.6%	6.2%	4.0%
Average daily borrowings	$902,810	$1,043,387	$939,395	$1,055,174

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2023 and the fiscal years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
September 30, 2023 (unaudited)	$104.2	$2,330	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
September 30, 2023 (unaudited)	$125.0	$2,330	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
September 30, 2023 (unaudited)	$260.0	$2,330	$—	N/A
2024 Notes
September 30, 2023 (unaudited)	$450.0	$2,330	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 1 to the Third Amended and Restated Credit Agreement, entered into on September 20, 2023, by the parties to the SPV Asset Facility I.
From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $250 million (decreased from $500 million on September 20, 2023); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2025. (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.
The SPV Asset Facility I will mature on November 30, 2026. Amounts drawn in USD bear interest at Term SOFR plus a 2.70% spread and the spread is also payable on a portion of any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay our debts.
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
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), we completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XIII Transaction were issued by our consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO XIII Issuer.
The CLO XIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XIII Closing Date (the “CLO XIII Indenture”), by and among the CLO XIII Issuer and State Street Bank and Trust Company: (i) $228 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.55% and (ii) $32 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.35% (together, the “CLO XIII Secured Notes”). The CLO XIII Secured Notes are secured by middle market loans, participation interests in middle market loans and other assets of the CLO XIII Issuer. The CLO XIII Secured Notes are scheduled to mature on September 20, 2035. The CLO XIII Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent and NatWest Markets Securities Inc. as Co-Placement Agent.
Concurrently with the issuance of the CLO XIII Secured Notes, the CLO XIII Issuer issued approximately $139.3 million of subordinated securities in the form of 139,300 preferred shares at an issue price of U.S. $1,000 per share (the “CLO XIII Preferred Shares”). The CLO XIII Preferred Shares were issued by the CLO XIII Issuer as part of its issued share capital and are not secured by the collateral securing the CLO XIII Secured Notes. We purchased all of the CLO XIII Preferred Shares. We act as retention holder in connection with the CLO XIII Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such are required to retain a portion of the CLO XIII Preferred Shares.
As part of the CLO XIII Transaction, we entered into a loan sale agreement with the CLO XIII Issuer dated as of the CLO XIII Closing Date, which provided for the contribution of approximately $36.4 million funded par amount of middle market loans from us to the CLO XIII Issuer on the CLO XIII Closing Date and for future sales from us to the CLO XIII Issuer on an ongoing basis. No gain or loss will be recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO XIII Secured Notes. The remainder of the initial portfolio assets securing the CLO XIII Secured Notes consisted of approximately $298.5 million funded par amount of middle market loans purchased by the CLO XIII Issuer from ORCC II Financing LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XIII Closing Date between the CLO XIII Issuer and ORCC II Financing LLC and OR Lending II LLC, a wholly-owned subsidiary of ours. We, ORCC II Financing LLC and OR Lending II LLC each made customary representations, warranties, and covenants to the CLO XIII Issuer under the applicable loan sale agreement.
Through September 20, 2027, a portion of the proceeds received by the CLO XIII Issuer from the loans securing the CLO XIII Secured Notes may be used by the CLO XIII Issuer to purchase additional middle market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XIII Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The CLO XIII Secured Notes are the secured obligations of the CLO XIII Issuer, and the CLO XIII Indenture includes customary covenants and events of default. The CLO XIII Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the CLO XIII Issuer under a collateral management agreement dated as of the CLO XIII Closing Date (the “CLO XIII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO XIII Issuer’s equity or notes owned by us. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 6. Debt.”
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$387	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	544	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	550	2,424
Abacus Life, Inc.	First lien senior secured delayed draw term loan	1,500	—
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	3,496	3,496
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	1,813	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured revolving loan	19	19
Apptio, Inc.	First lien senior secured revolving loan	—	196
Aramsco, Inc.	First lien senior secured revolving loan	—	835
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	79	79
Associations, Inc.	First lien senior secured delayed draw term loan	72	300
Associations, Inc.	First lien senior secured revolving loan	6,146	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	273	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	44	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	4,051	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	263	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	259	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	122	19
Centrify Corporation	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	196	213
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	166

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	73	91
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	111	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,280	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
Finastra USA, Inc.	First lien senior secured revolving loan	309	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	90	78
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Galls, LLC	First lien senior secured revolving loan	3,916	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	44	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,164	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	38	1,459
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hometown Food Company	First lien senior secured revolving loan	—	376
Hyland Software, Inc.	First lien senior secured revolving loan	85	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	83	83
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,868
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	7,373	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)	First lien senior secured revolving loan	821	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	790	326
Kaseya Inc.	First lien senior secured delayed draw term loan	30	32
Kaseya Inc.	First lien senior secured revolving loan	24	32
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	—
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	—	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	49	588

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	149	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	821	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,961	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	190	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	37	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	730	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	879	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	717	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	1,408	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,972	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,602	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	61	76
Pluralsight, LLC	First lien senior secured revolving loan	483	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	922	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	200	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	579	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	103

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Smarsh Inc.	First lien senior secured delayed draw term loan	95	96
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	1,000	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	25	46
Tahoe Finco, LLC	First lien senior secured revolving loan	1,744	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	94	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	198	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	62	91
The Shade Store, LLC	First lien senior secured revolving loan	127	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,455	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	129	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	—	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	68	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	276	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	449	—
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,268	1,690
Total Unfunded Portfolio Company Commitments		$114,758	$127,646
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to September 30, 2023, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II, CLO XIII and 2024 Notes as of September 30, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$104,223	$—	$—	$104,223	$—
SPV Asset Facility II	125,000	—	—	—	125,000
CLO XIII	260,000	—	—	—	260,000
2024 Notes	450,000	—	450,000	—	—
Total Contractual Obligations	$939,223	$—	$450,000	$104,223	$385,000

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

Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Recent Developments
On November 7, 2023, our Adviser terminated the Expense Support Agreement. However, we remain obligated to fund any Expense Payments, subject to the aforementioned requirements per the Expense Support Agreement, that have not been reimbursed by us to our Adviser.

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
As of September 30, 2023, 98.4% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. CLO XIII bears interest at variable rates. The 2024 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$58.2	$14.7	$43.5
Up 200 basis points	$38.8	$9.8	$29.0
Up 100 basis points	$19.4	$4.9	$14.5
Down 100 basis points	$(19.4)	$(4.9)	$(14.5)
Down 200 basis points	$(38.8)	$(9.8)	$(29.0)
Down 300 basis points	$(58.2)	$(14.7)	$(43.5)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
In the third quarter of 2017, we began offering, and on a quarterly basis, intend to continue offering, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. The purpose of the offers to repurchase is to provide shareholders with the potential for a measure of liquidity since there is otherwise no public market for shares of our common stock.
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Executive Officers
On November 6, 2023, the Board, appointed Jonathan Lamm, who currently serves as the Company’s Senior Vice President, to serve as the Company's Chief Financial Officer and ratified the appointment of Bryan Cole to continue to serve as the Company’s Chief Operating Officer.
Biographical and other information about Mr. Lamm and Mr. Cole can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 29, 2023 and is incorporated by reference herein.

Diversified Lending Investment Committee
The Adviser's investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Diversified Lending Investment Committee. The Adviser’s Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Jeff Walwyn and, effective December 1, 2023, Patrick Linnemann, Meenal Mehta and Logan Nicholson.
Patrick Linnemann is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Blue Owl, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the

Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.

Meenal Mehta is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received a BS in Commerce and Economics from Sydenham College, Mumbai University, a MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University and an MBA from Goizueta Business School, Emory University.

Logan Nicholson is a Managing Director at Blue Owl, a member of the Adviser’s Investment Team and, effective December 1, 2023, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Nicholson is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation III and Blue Owl Credit Income Corporation. Before joining Blue Owl, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager. Previously, Mr. Nicholson spent 18 years at Goldman Sachs & Co., where he was most recently a Managing Director and Head of U.S Leveraged Finance Capital Markets. During his time at Goldman Sachs, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent a year in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson earned a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Expense Support Agreement
On November 7, 2023, the Adviser terminated the Expense Support Agreement. However, the Company is required to fund any Expense Payments, subject to the terms of the Expense Support Agreement, that have not been reimbursed by the Company to the Adviser.

PART III
Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023 (incorporated by reference Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.2
Indenture and Security Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC, as Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.3
Collateral Management Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.4
Loan Sale Agreement, dated as of September 12, 2023, between Blue Owl Capital Corporation II, as Seller, and Owl Rock CLO XIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.5
Loan Sale Agreement, dated as of September 12, 2023, between ORCC II Financing LLC and OR Lending II LLC, as Sellers, and Owl Rock CLO XIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.6
Amendment No. 1 to Credit and Margining Agreement, dated as of September 20, 2023, to (a) the Third Amended and Restated Credit Agreement, dated as of May 6, 2022, by and among ORCC II Financing LLC and OR Lending II LLC, as Borrowers, the Lenders from time to time parties thereto, Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Alter Domus (US) LLC as Collateral Custodian, and (b) the Third Amended and Restated Margining Agreement dated as of April 29, 2019, among ORCC II Financing LLC and OR Lending II LLC, as Borrowers, the Lenders referred to in the Credit Agreement, Goldman Sachs Bank USA, as Administrative Agent, State Street Bank and Trust Company, as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC, as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 26, 2023).

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

Blue Owl Capital Corporation II

Date: November 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer