Form 10-K
period 2023-12-31
Blue Owl Capital Corp II
filed 2024-03-07
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.01 par value per share.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because there is no established market for the registrant’s shares of common stock.
As of March 6, 2024, the registrant had 141,418,086 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology:
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and the escalated conflict in the Middle-East, including the Israel-Hamas conflict, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Capital Corporation II was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
We are externally managed by Blue Owl Credit Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. To achieve our investment objective, we will leverage the Adviser’s investment team’s expertise, skill and extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Since our Adviser’s inception in April 2016 through December 31, 2023, our Adviser and its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. We may hold our investments directly or through special purpose vehicles. As of December 31, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 87.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $879 million and weighted average annual EBITDA of $188 million.
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
As of December 31, 2023, based on fair value, our portfolio consisted of 68.5% first lien debt investments, 21.5% second-lien debt investments, 1.9% unsecured investments, 3.3% preferred equity investments and 4.8% common equity investments. Approximately 98.1% of our debt investments based on fair value as of December 31, 2023 are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2023, we had investments in 159 portfolio companies, with an average investment size in each of our portfolio companies of approximately $12.9 million based on fair value.
As of December 31, 2023, our portfolio was invested across 29 different industries. The largest industries in our portfolio as of December 31, 2023 were internet software and services and insurance, which represented, as a percentage of our portfolio, 11.5% and 8.5%, respectively, based on fair value.
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
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). We have entered into two special purpose vehicle asset credit facilities , and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes and in the future may issue additional unsecured notes. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt”.
The Adviser and Administrator – Blue Owl Credit Advisors LLC
Blue Owl Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement” below.
The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, ODCA, OTCA, and OTCA II, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees, each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Mssrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.

As of December 31, 2023, the Blue Owl Credit Advisers managed $84.6 billion in assets under management (“AUM”). The Blue Owl Credit Advisers focus on direct lending to middle-market companies primarily in the United States across the following four investment strategies, which are offered through BDCs, private funds and separately managed accounts:

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
	The diversified lending strategy is primarily offered through four BDCs: the Company, Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation III (“OBDC III”), and Blue Owl Credit Income Corp. (“OCIC”).	As of December 31, 2023, the diversified lending strategy had $49.3 billion of assets under management across these products.
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

The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with the Company, OBDC, OBDC III, OCIC, OTF and OTIC, the “Blue Owl BDCs”).
As of December 31, 2023, the technology lending strategy had $20.0 billion of assets under management across these products.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the first lien lending strategy had $3.6 billion of assets under management across these products.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the opportunistic lending strategy had $2.4 billion of assets under management across these products.
We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl’s Credit platform includes a liquid credit strategy, which focuses on the management of collateralized loan obligations (“CLOs”). As of December 31, 2023, the liquid credit strategy had $8.2 billion of assets under management. Blue Owl’s Credit platform also employs various other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2023, these strategies had $1.2 billion of assets under management.
Blue Owl Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
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
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Market Trends
We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Potential Competitive Advantages
We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of BDCs. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers’ needs.
Distinctive Origination Platform. To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 115 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl, the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2023, the Adviser and its affiliates have reviewed over 9,000 opportunities and sourced potential investment opportunities from more than 700 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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
Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser typically focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
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
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a Diversified Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. See “Investment Process Overview - Inclusion of Covenants.”
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans. As of December 31, 2023, 66% of our first lien debt was comprised of unitranche loans.
◦Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
◦Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
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
Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
• Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. .
•Fifth Season Investment LLC (“Fifth Season”), a portfolio company created to invest in life, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis.

•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
Investment Portfolio
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with EBITDA between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base.
While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, we also may invest up to 30% of our portfolio in investments of non-qualifying portfolio companies.
As of December 31, 2023 and 2022, we had made investments with an aggregate fair value of $2.0 billion and $2.3 billion, respectively, in 159 and 159 portfolio companies, respectively. Investments consisted of the following at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments(1)	$1,408,127	$1,400,246	$(7,881)	$1,633,375	$1,614,367	$(19,008)
Second-lien senior secured debt investments	455,907	440,071	(15,836)	484,086	467,560	(16,526)
Unsecured debt investments	40,619	38,895	(1,724)	36,708	32,663	(4,045)
Preferred equity investments(2)	67,709	67,941	232	59,750	58,678	(1,072)
Common equity investments(3)	64,338	98,711	34,373	55,033	86,224	31,191
Total Investments	$2,036,700	$2,045,864	$9,164	$2,268,952	$2,259,492	$(9,460)
______________
(1)Includes debt investments in Amergin AssetCo. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo and Fifth Season.

As of December 31, 2023 and 2022, we had outstanding commitments to fund unfunded investments totaling $137.8 million and $127.6 million, respectively.

The industry composition of investments at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	4.1		3.4
Asset based lending and fund finance(1)	2.2		1.4
Automotive	2.0		1.6
Buildings and real estate	3.0		4.2
Business services	3.5		3.1
Chemicals	2.6		2.7
Consumer products	5.3		4.5
Containers and packaging	1.7		1.4
Distribution	2.6		3.2
Education	1.0		1.2
Financial services	1.4		5.3
Food and beverage	8.4		7.4
Healthcare equipment and services	4.5		3.9
Healthcare providers and services	7.1		5.0
Healthcare technology	6.8		5.9
Household products	2.5		2.2
Human resource support services	1.5		1.4
Infrastructure and environmental services	0.5		0.4
Insurance(3)	8.5		7.9
Internet software and services	11.5		13.6
Leisure and entertainment	2.9		2.7
Manufacturing	7.5		7.0
Oil and gas	0.4		1.1
Pharmaceuticals(2)	0.0	(4)	—
Professional services	2.4		2.4
Specialty retail	3.4		3.2
Telecommunications	0.4		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investment in Fifth Season. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Rounds to less than 0.1.

The geographic composition of investments at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
United States:
Midwest	18.7%	17.4%
Northeast	16.5	17.6
South	31.3	33.7
West	25.3	23.5
International	8.2	7.8
Total	100.0%	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of debt securities and cash flows from operations, including interest received on our debt investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. Our current target leverage ratio is 0.75x. As of December 31, 2023 and 2022, our asset coverage was 239% and 229%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders on our capital stock (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of indebtedness or senior securities.
Our debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$60,000	$174,934	$58,715
SPV Asset Facility II	325,000	125,000	19,715	120,008
CLO XIII	260,000	260,000	—	257,764
2024 Notes	100,000	100,000	—	101,138
2026 Notes	350,000	350,000	—	343,473
Total Debt	$1,285,000	$895,000	$194,649	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of our SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million respectively.

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

Dividend Policy
Subject to our board of directors' discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions to our shareholders on a monthly and/or quarterly basis. Because we have elected to be treated and intend to maintain our tax treatment as a RIC, we intend to distribute (or be treated as distributing) in each taxable year dividends in an amount equal to at least the sum of 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders as dividends. We may be subject to a nondeductible 4% U.S. federal excise tax, if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including fee waivers or deferrals by our Adviser that may be subject to repayment, as well as cash otherwise available. We have not established limits on the amount of funds we may use from any available sources to make distributions; however, we will not borrow funds for the purpose of making distributions if the amount of such distributions would exceed our accrued and received revenues (“Net Revenues”), which we define as accrued and received revenues, less paid and accrued operating expenses with respect to such revenues and costs, for the previous four quarters. Distributions may be supported by the deferral or waiver of investment advisory fees and, prior to the termination of the Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, we entered into with our Adviser, in the form of operating expense support payments pursuant thereto. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Expense Support and Conditional Reimbursement Agreement” for additional information regarding the Expense Support Agreement. We may be obligated to repay our Adviser over several years, and these repayments, if any, will reduce the future distributions that you would otherwise be entitled to receive from us. You should understand that such distributions may not be based on our investment performance. There can be no assurance that we will achieve the performance necessary to sustain our distributions, or that we will be able to pay distributions at a specific rate, or at all. Our Adviser has no obligation to waive or defer its advisory fees or otherwise reimburse expenses in future periods.

The following table presents cash distributions per share that were declared during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 30, 2024	Quarterly	0.030000	4,210
		Total		$0.745082	$107,012

The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
January 25, 2022	January 25, 2022	January 26, 2022	Monthly	$0.050180	$7,596
January 25, 2022	February 22, 2022	February 23, 2022	Monthly	0.050180	7,616
January 25, 2022	March 29, 2022	March 30, 2022	Monthly	0.050180	7,635
February 23, 2022	April 26, 2022	April 27, 2022	Monthly	0.050180	7,568
February 23, 2022	May 24, 2022	May 25, 2022	Monthly	0.050180	7,588
February 23, 2022	June 28, 2022	June 29, 2022	Monthly	0.050180	7,607
May 3, 2022	July 26, 2022	July 27, 2022	Monthly	0.050180	7,479
May 3, 2022	August 30, 2022	August 31, 2022	Monthly	0.050180	7,499
August 2, 2022	September 30, 2022	November 15, 2022	Quarterly	0.007589	1,120
May 3, 2022	September 27, 2022	September 28, 2022	Monthly	0.050180	7,519
August 2, 2022	October 25, 2022	October 26, 2022	Monthly	0.050180	7,406
August 2, 2022	November 29, 2022	November 30, 2022	Monthly	0.050180	7,429
August 2, 2022	December 27, 2022	December 28, 2022	Monthly	0.050180	7,448
November 1, 2022	December 31, 2022	February 2, 2023	Quarterly	0.016731	2,451
			Total	$0.626480	$93,961

The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	For the Year Ended December 31, 2021
Declaration Date	Record Date		Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 3, 2020	January 26, 2021	(1)	January 27, 2021	Monthly	$0.050180	$6,776
November 3, 2020	February 23, 2021	(1)	February 24, 2021	Monthly	0.050180	6,895
November 3, 2020	March 30, 2021	(1)	March 31, 2021	Monthly	0.050180	8,763
February 23, 2021	April 27, 2021	(1)	April 28, 2021	Monthly	0.050180	7,036
February 23, 2021	May 25, 2021	(1)	May 26, 2021	Monthly	0.050180	7,089
February 23, 2021	June 29, 2021	(1)	June 30, 2021	Monthly	0.050180	8,884
May 5, 2021	July 27, 2021		July 28, 2021	Monthly	0.050180	7,612
May 5, 2021	August 24, 2021		August 25, 2021	Monthly	0.050180	7,631
May 5, 2021	September 28, 2021		September 29, 2021	Monthly	0.050180	7,650
August 3, 2021	October 26, 2021		October 27, 2021	Monthly	0.050180	7,604
August 3, 2021	November 23, 2021		November 24, 2021	Monthly	0.050180	7,623
August 3, 2021	December 28, 2021		December 29, 2021	Monthly	0.050180	7,649
				Total	$0.602160	$91,212
______________
(1)The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, which were paid monthly to shareholders as of the weekly record date.
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
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
Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have access to a lower cost of capital and funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”

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
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to other entities.
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
Compensation of the Adviser
Pursuant to the Investment Advisory Agreement with the Adviser, subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser receives an investment advisory fee from us, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.50% based on the average value of our gross assets excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. Although we do not anticipate making significant investments in derivatives and swaps similar to our direct investment in portfolio companies, the fair value of any such derivatives and swaps, which will not necessarily equal the notional value of such derivatives and swaps, will be included in our calculation of gross assets. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in any such quarter prior to the occurrence of a liquidity event. Base management fees for any partial quarter are prorated based on the number of days in the quarter.
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
•All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 1.818% , which we refer to as the upper level breakpoint, on our adjusted capital in any quarter, will be payable to our Adviser. We refer to this portion of the incentive fee on income as the catch up. It is intended to provide an incentive fee of 17.5% on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 1.818% on our adjusted capital in any quarter, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.818% are also adjusted for the actual number of days each calendar quarter.
•For any quarter in which our pre-incentive fee net investment income exceeds 1.818% on our adjusted capital, the incentive fee on income will equal 17.5% of the amount of our pre-incentive fee net investment income, because the quarterly preferred return and catch up will have been achieved.
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
Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
The incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case of a liquidation, or if the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such event. The annual fee will equal (i) 17.5% of our realized capital gains on a cumulative basis from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less (ii) the aggregate amount of any previously paid incentive fees on capital gains as calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
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
Organization and Offering Costs
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. These expenses include those deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock). The Adviser is responsible for the payment of our organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by us.
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
Board Approval of the Investment Advisory Agreement
On May 8, 2023, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) the fee structures of comparable externally managed BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 8, 2023. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
We will reimburse Blue Owl Credit Advisors for expenses necessary to perform services related to our administration and operations, including Blue Owl Credit Advisors’ allocable portion of the compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The amount of this reimbursement will be the lesser of (1) Blue Owl Credit Advisors' actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Blue Owl Credit Advisors will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of Blue Owl Credit Advisors. Our board of directors will assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will, among other things, compare the total amount paid to Blue Owl Credit Advisors for such services as a percentage of our net assets to the same ratio as reported by other comparable business development companies. We will not reimburse Blue Owl Credit Advisors for any services for which it receives a separate fee, for example rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Blue Owl Credit Advisors. To the extent that Blue Owl Credit Advisors outsources any of its functions we will pay the fees associated with such functions without profit to Blue Owl Credit Advisors.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement as provided by Section 17(i) of the 1940 Act.
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, we anticipate that all investment professionals and staff of Blue Owl Credit Advisors, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by Blue Owl Credit Advisors. We will bear our allocable portion of the compensation paid by Blue Owl Credit Advisors (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including base management fees and incentive fees, to Blue Owl Credit Advisors, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Blue Owl Credit Advisors in performing its administrative obligations under the Investment Advisory Agreement and Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
Dealer Manager Agreement
On February 8, 2017, we entered into a Dealer Manager Agreement (the “Original Dealer Manager Agreement”) with Blue Owl Securities LLC (formerly, Blue Owl Capital Securities LLC) (“Blue Owl Securities”), an affiliate of the Adviser. On October 1, 2019, we entered into the Follow-on Dealer Manager Agreement with Blue Owl Securities (together with the Original Dealer Manager Agreement, the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement, Blue Owl Securities served as the dealer manager for our continuous offering until we terminated the continuous offering on April 30, 2021. As dealer manager, Blue Owl Securities earned a maximum sales load of up to 5.0% of the price per share for combined upfront selling commissions and dealer manager fees, a portion or all of which may be reallowed to selling broker-dealers. In connection with purchases of shares pursuant to our distribution reinvestment plan, the upfront selling commissions and dealer manager fees were not be paid. Pursuant to its terms, the Dealer Manager Agreement terminated on April 30, 2021 when we terminated the continuous offering.
Expense Support and Conditional Reimbursement Agreement
On February 6, 2017, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders will represent a return of capital for tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that we met the minimum offering requirement and was terminated by the Adviser on November 7, 2023.
Pursuant to the Expense Support Agreement, prior to its termination on November 7, 2023, on a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
Pursuant to the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
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

The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. Our obligation to make Reimbursement Payments survives the termination of the Expense Support Agreement.
As of December 31, 2023, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. Management believes that Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2023. The following table reflects the Expense Support Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio companies.
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.

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
Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.

Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl’s partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work.
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns.
•Blue Owl Celebrates honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons”, as that term is defined in the 1940 Act.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, a BDC can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company unless certain conditions are met. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(2)Securities of any eligible portfolio company controlled by us.
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
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
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
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders on our capital stock or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1)

the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients that could avail themselves of the Order and that have an investment objective similar to ours.
Cancellation of the Investment Advisory Agreement. Under the 1940 Act, the Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, by the Adviser. See “Investment Advisory Agreement - Term.” The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon not less than 60 days’ written notice to the Adviser and may be terminated at any time, without penalty, by the Adviser upon 60 days’ written notice to us. The holders of a Majority of our Outstanding Shares may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. Unless terminated earlier as described above, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by our Board or by the affirmative vote of the holders of a Majority of our Outstanding Shares, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
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
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Capital Corporation II, Attention: Investor Relations, 399 Park Avenue, New York, NY 10022, or by calling Blue Owl Capital Corporation II at (212) 419-3000.
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
We make available free of charge on our website (www.blueowlproducts.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, and intend to make available our reports on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. You should consider carefully the following information before making an investment in our securities. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
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

We are subject to risks related to our business and operations.
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
•Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.

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
•Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
We are subject to risks related to an investment in our unsecured notes.
•Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our unsecured Notes, if any, or change in the debt markets, could cause the liquidity or market value of our unsecured Notes to decline significantly.
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
We are subject to general risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East including the Israel-Hamas conflict), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics and emergencies, elevated and rising interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Although we have no direct investment exposure to Russia or Ukraine and de minimis direct investment exposure to Israel, the broader consequence of the invasions and attacks may have a material adverse impact on our portfolio, our business and operations. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. Additionally, some economists and major investment banks have expressed concern that a global health emergency could lead to a world-wide economic downturn, the impacts of which could last for some period after the emergency is controlled and/or abated. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations. Current inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and it is expected that such increases and recent volatility may continue during 2024. Certain of our portfolio companies are in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
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
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. If this ratio declines below 200% we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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
______________
(1)Assumes, as of December 31, 2023, (i) $2.2 billion in total assets, (ii) $0.9 billion in outstanding indebtedness, (iii) $1.3 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.4%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between November 2024 and September 2035. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Estate platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition,
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
Since the first quarter of 2022, we began transitioning any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.
The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, the rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.
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
Finally, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our Adviser’s ESG initiatives, or commitments are sufficiently robust. There can be no assurance that our Adviser will be able to accomplish any commitments related to its commitment to responsible investing or ESG practices, as statements regarding its ESG and responsible investing priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from such organizations, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones.. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosure have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The UK has introduced mandatory TCFD-aligned disclosure requirements for certain UK regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average. In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.

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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Diversified Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Blue Owl’s Credit platform prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Credit Clients and we may compete for investments with Blue Owl Credit Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “-Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Credit Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Credit Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Credit Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Credit Clients (including us). While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Credit Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Credit Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Products within Blue Owl’s Real Estate platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Estate platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Estate platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Estate platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by GP Strategic

Capital may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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
Our Adviser and certain of our affiliates have received an order for exemptive relief (as amended, the “Order”) from the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act)

of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds if such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, provided that nothing will be deemed to protect the Adviser in respect of any liability by reason of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. In addition, the Investment Advisory Agreement provides that we will not indemnify the Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives for any loss suffered by for any liability or loss suffered by such party, nor will we provide that such party will be held harmless for any loss or liability we suffer, unless all of the following conditions are met: (i) we have determined in good faith that the conduct that caused the loss or liability was in the best interests of the Company; (ii) we have determined in good faith that such party was acting on behalf of or performing services for the Company; (iii) we have determined, in good faith, that such liability or loss was not the result of (A) negligence or misconduct, in the case that such part is the Adviser or an affiliate of the Adviser, or (B) gross negligence or willful misconduct, in the case that such party is a director of the Company who is not also an officer of the Company or the Adviser or an affiliate of the Adviser; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. In addition, such party will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met: (i) there has been a successful adjudication on the merits of each count involving alleged material securities law violations as to such party; (ii) such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or (iii) a court of competent jurisdiction approves a settlement of the claims against such party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which shares of our stock were offered or sold as to indemnification for violations of securities laws. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “ --We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company; however, if we are not the sole investor in such Investment Vehicle, the investment may involve risks not present in investments where a third party is not involved. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle and any third party. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). If a third party is involved, we are subject to the risk that such third-party could have financial difficulties resulting in a negative impact on the Investment Vehicle, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.
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
Investments in equity securities can carry additional risks and may have other characteristics that require investments to be made indirectly through blocker entities or otherwise. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer may be diluted and the value of our investment could decrease.
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
We expose ourselves to risks when we engage in risk management activities.
We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2023, our investments in internet software and services represented 11.5% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.
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
We are subject to certain risks as a result of our interests in the CLO Preferred Shares.
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and one of ORCC Financing and OR Lending II sold and/or contributed to the Delaware limited liability company, in connection with the particular CLO Transaction, as applicable (the “CLO Issuers”), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests in the CLO Issuers. In the case of CLO XII, we own the equity interests of the CLO Issuers (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
The subordination of the CLO Preferred Shares will affect our right to payment.
The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuers and CLO Co-Issuers, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (each a “CLO Indenture” and collectively, the “CLO Indentures”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the applicable CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.

The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the applicable CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the applicable CLO Issuer.
The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for Class A/B in CLO XIII, plus the senior fees and expenses. The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for CLO XIII must equal at least 138.80% for Class A/B. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied. If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.
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
Climate change and climate-related effects may expose us to systemic, global, macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Risks Related to an Investment in Our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.
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
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods or the full fiscal year.
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
Prior to its termination, substantial portions of our distributions were funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

Shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan and may experience dilution in the net asset value of their shares if they do not participate in our distribution reinvestment plan and if our shares are trading at a discount to net asset value
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.
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
Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these unsecured notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities . In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to our unsecured notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facilities all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
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
An increase in market interest rates could result in a decrease in the market value of our unsecured notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our unsecured notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. We cannot predict the future level of market interest rates.
The indenture under which the unsecured notes were issued contains limited protection for holders of our unsecured notes.
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
• issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;
• sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
• create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
• enter into transactions with affiliates;

• make investments; or
• create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the unsecured notes do not protect holders of the unsecured notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for you as a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the unsecured notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the unsecured notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the unsecured notes.
The optional redemption provision may materially adversely affect your return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.
We may not be able to repurchase the unsecured notes upon a Change of Control Repurchase Event.
Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture that governs the unsecured notes, as supplemented, subject to certain conditions, we will be required to offer to repurchase all outstanding unsecured notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of the unsecured notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the unsecured notes tendered. Our debt instruments may contain restrictions and provisions that we would have to comply with in connection with any repurchase of the unsecured notes. If the holders of the unsecured notes exercise their right to require us to repurchase all the unsecured notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the unsecured notes or our other debt.
If an active trading market does not develop for the unsecured notes, you may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, you may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will develop for the unsecured notes, that you will be able to sell the unsecured notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.

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
While the SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ marketing practices, compensation arrangements and controls to protect non-public information, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
The central banks and, in particular, the U.S. Federal Reserve, have recently taken significant action to combat elevated inflation and market volatility. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.
Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
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
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. In addition, the SEC remains extremely focused on cybersecurity, has recently adopted new rules related to cybersecurity, and may adopt additional rules and regulations in the future, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures. Finally, there have been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which i is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.

Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	8,050,298	$73,299
Reinvestment of distributions	5,367,227	48,104	4,759,464	41,973	4,647,395	41,615
Repurchased Shares	(11,530,869)	(103,659)	(9,630,699)	(84,622)	(6,769,401)	(60,806)
Total shares/gross proceeds	(6,163,642)	(55,555)	(4,871,235)	(42,649)	5,928,292	54,108
Sales load	—	—	—	—	—	(1,523)
Total shares/net proceeds	(6,163,642)	$(55,555)	(4,871,235)	$(42,649)	5,928,292	$52,585

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

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03

Distributions
The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 30, 2024	Quarterly	0.030000	4,210
			Total	$0.745082	$107,012

The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
January 25, 2022	January 25, 2022	January 26, 2022	Monthly	$0.050180	$7,596
January 25, 2022	February 22, 2022	February 23, 2022	Monthly	0.050180	7,616
January 25, 2022	March 29, 2022	March 30, 2022	Monthly	0.050180	7,635
February 23, 2022	April 26, 2022	April 27, 2022	Monthly	0.050180	7,568
February 23, 2022	May 24, 2022	May 25, 2022	Monthly	0.050180	7,588
February 23, 2022	June 28, 2022	June 29, 2022	Monthly	0.050180	7,607
May 3, 2022	July 26, 2022	July 27, 2022	Monthly	0.050180	7,479
May 3, 2022	August 30, 2022	August 31, 2022	Monthly	0.050180	7,499
August 2, 2022	September 30, 2022	November 15, 2022	Quarterly	0.007589	1,120
May 3, 2022	September 27, 2022	September 28, 2022	Monthly	0.050180	7,519
August 2, 2022	October 25, 2022	October 26, 2022	Monthly	0.050180	7,406
August 2, 2022	November 29, 2022	November 30, 2022	Monthly	0.050180	7,429
August 2, 2022	December 27, 2022	December 28, 2022	Monthly	0.050180	7,448
November 1, 2022	December 31, 2022	February 2, 2023	Quarterly	0.016731	2,451
			Total	$0.626480	$93,961
The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	For the Year Ended December 31, 2021
Declaration Date	Record Date		Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 3, 2020	January 26, 2021	(1)	January 27, 2021	Monthly	$0.050180	$6,776
November 3, 2020	February 23, 2021	(1)	February 24, 2021	Monthly	0.050180	6,895
November 3, 2020	March 30, 2021	(1)	March 31, 2021	Monthly	0.050180	8,763
February 23, 2021	April 27, 2021	(1)	April 28, 2021	Monthly	0.050180	7,036
February 23, 2021	May 25, 2021	(1)	May 26, 2021	Monthly	0.050180	7,089
February 23, 2021	June 29, 2021	(1)	June 30, 2021	Monthly	0.050180	8,884
May 5, 2021	July 27, 2021		July 28, 2021	Monthly	0.050180	7,612
May 5, 2021	August 24, 2021		August 25, 2021	Monthly	0.050180	7,631
May 5, 2021	September 28, 2021		September 29, 2021	Monthly	0.050180	7,650
August 3, 2021	October 26, 2021		October 27, 2021	Monthly	0.050180	7,604
August 3, 2021	November 23, 2021		November 24, 2021	Monthly	0.050180	7,623
August 3, 2021	December 28, 2021		December 29, 2021	Monthly	0.050180	7,649
				Total	$0.602160	$91,212
______________
(1)The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, which were paid monthly to shareholders as of the weekly record date.
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
Through November 7, 2023, the date on which our Expense Support Arrangement was terminated, a portion of our distributions resulted from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions were not based on our investment performance. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%
Holders
As of March 6, 2024, there were approximately 13 thousand holders of record of our common stock.
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
December 31, 2023	$350.0	$2,390	$—	N/A
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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Promissory Note expired on December 31, 2020.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. Formed as a Maryland corporation on October 15, 2015, we are externally managed by Blue Owl Credit Advisors LLC (the “Adviser”, “our Adviser” or “OCA”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On February 28, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California.
We are managed by our Adviser. Our Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of December 31, 2023, the Adviser and its affiliates had $84.6 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linnemann, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates, have been granted an order for exemptive relief (as amended, the “Order”) by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
From time to time, we may form wholly-owned subsidiaries to facilitate our normal course of business.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We have elected to be regulated as a BDC under the 1940 Act and as a RIC for tax purposes under the Code. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of 90% of our investment company taxable income and tax-exempt interest for that taxable year.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2023, our Adviser and its affiliates have originated $90.6 billion aggregate principal amount of investments, of which $86.9 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments, which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2023, our average investment size in each of our portfolio companies was approximately $12.9 million based on fair value. As of December 31, 2023, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 87.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $879 million, weighted average annual EBITDA of $188 million, an average interest coverage of 1.7x and an average net loan-to value of 43%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2023, 98.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Expense Support and Conditional Reimbursement Agreement
On February 6, 2017, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of our distributions to shareholders will represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement and was terminated on November 7, 2023.
Pursuant to the Expense Support Agreement, prior to its termination on November 7, 2023, on a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
Pursuant to the Expense Support Agreement, “Operating Expenses” was defined as all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. “Available Operating Funds” means the sum of (i) our estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) our realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. Our obligation to make Reimbursement Payments survives the termination of the Expense Support Agreement. As of December 31, 2023, the amount of Expense Support payments provided by our Adviser since inception is $32.8 million. Management believes that Reimbursement Payments by us to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2023.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2023 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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

Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2023, based on fair value, our portfolio consisted of 68.5% first lien senior secured debt investments (of which 66% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 21.5% second-lien senior secured debt investments, 1.9% unsecured investments, 3.3% preferred equity investments and 4.8% common equity investments.
As of December 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.4% and 12.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.7% and 12.7%, respectively.
As of December 31, 2023, we had investments in 159 portfolio companies with an aggregate fair value of $2.0 billion. As of December 31, 2023, we had net leverage of 0.61x debt-to-equity.

We expect to match our originations with the pace of repayments over each quarter. We expect merger and acquisition activity to increase as a result of inflation, low unemployment and current federal policy. In addition we have seen an increase in repayments and as a result we have increased the pace of our originations in order to maintain leverage within our target range. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Blue Owl has invested in several transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Amergin Asset Management LLC, Fifth Season Investments LLC (“Fifth Season”) and LSI Financing 1 DAC (“LSI Financing”). These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Years Ended December 31,
($ in thousands)	2023		2022		2021
New investment commitments
Gross originations	$264,862		$124,959		$1,387,479
Less: Sell downs	(457)		(7,104)		(106,509)
Total new investment commitments	$264,405		$117,855		$1,280,970
Principal amount of investments funded:
First-lien senior secured debt investments	$199,135		$61,879		$813,448
Second-lien senior secured debt investments	—		1,882		221,942
Unsecured debt investments	—		1,572		26,458
Preferred equity investments	2,473		7,044		44,591
Common equity investments	1,346		7,381		16,647
Total principal amount of investments funded	$202,954		$79,758		$1,123,086
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(390,343)		$(232,768)		$(648,864)
Second-lien senior secured debt investments	(33,356)		(7,751)		(222,810)
Unsecured debt investments	(39)		(1,799)		—
Preferred equity investments	(113)		(3,046)		—
Common equity investments	(6)		(3,150)		(1,072)
Total principal amount of investments sold or repaid	$(423,857)		$(248,514)		$(872,746)
Number of new investment commitments in new portfolio companies(1)	21		37		65
Average new investment commitment amount in new portfolio companies	$10,287		$2,138		$16,728
Weighted average term for new investment commitments (in years)	5.3		5.2		6.3
Percentage of new debt investment commitments at floating rates	97.4%		96.8%		98.4%
Percentage of new debt investment commitments at fixed rates	2.6%		3.2%		1.6%
Weighted average interest rate of new investment commitments	11.3%	(2)	11.2%	(2)	7.3%	(3)
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.9%		6.5%		6.4%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% and 4.59% as of December 31, 2023 and 2022, respectively.
(3)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.21% as of December 31, 2021.

The table below presents investments at fair value and amortized cost as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$1,408,127	$1,400,246	$1,633,375	$1,614,367
Second-lien senior secured debt investments	455,907	440,071	484,086	467,560
Unsecured debt investments	40,619	38,895	36,708	32,663
Preferred equity investments(3)	67,709	67,941	59,750	58,678
Common equity investments(4)	64,338	98,711	55,033	86,224
Total Investments	$2,036,700	$2,045,864	$2,268,952	$2,259,492
______________
(1)Includes investment in Amergin AssetCo.
(2)66% and 69% of which we consider unitranche loans as of December 31, 2023 and December 31, 2022, respectively.
(3)Includes investments in LSI Financing. See “– Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(4)Includes investments in Amergin AssetCo and Fifth Season. See “– Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo and Fifth Season.

The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	4.1		3.4
Asset Based Lending and Fund Finance(1)	2.2		1.4
Automotive	2.0		1.6
Buildings and real estate	3.0		4.2
Business services	3.5		3.1
Chemicals	2.6		2.7
Consumer products	5.3		4.5
Containers and packaging	1.7		1.4
Distribution	2.6		3.2
Education	1.0		1.2
Financial services	1.4		5.3
Food and beverage	8.4		7.4
Healthcare equipment and services	4.5		3.9
Healthcare providers and services	7.1		5.0
Healthcare technology	6.8		5.9
Household products	2.5		2.2
Human resource support services	1.5		1.4
Infrastructure and environmental services	0.5		0.4
Insurance(3)	8.5		7.9
Internet software and services	11.5		13.6
Leisure and entertainment	2.9		2.7
Manufacturing	7.5		7.0
Oil and gas	0.4		1.1
Pharmaceuticals(2)	0.0	(4)	—
Professional services	2.4		2.4
Specialty retail	3.4		3.2
Telecommunications	0.4		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo. See “– Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “– Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See “– Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Rounds to less than 0.1.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	18.7%	17.4%
Northeast	16.5	17.6
South	31.3	33.7
West	25.3	23.5
International	8.2	7.8
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
Weighted average total yield of portfolio(1)	12.4%	11.4%
Weighted average total yield of accruing debt and income producing securities(1)	12.7%	11.6%
Weighted average interest rate of accruing debt securities	12.1%	11.1%
Weighted average spread over base rate of all accruing floating rate investments	6.7%	6.7%
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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$327,357	16.0%	$339,145	15.0%
2	1,478,186	72.3	1,700,525	75.3
3	218,914	10.7	209,883	9.3
4	12,310	0.6	—	—
5	9,097	0.4	9,939	0.4
Total	$2,045,864	100.0%	$2,259,492	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,892,893	99.4%	$2,132,711	99.0%
Non-accrual	11,761	0.6	21,458	1.0
Total	$1,904,654	100.0%	$2,154,169	100.0%
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
Specialty Finance Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023 our commitment to Amergin AssetCo is $8.2 million, of which $3.5 million is equity and $4.7 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of December 31, 2023 our equity investment in Fifth Season was $2.1 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of December 31, 2023, our investment in LSI Financing was $1.0 million at fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Total Investment Income	$272,763	$218,243	$197,731
Less: Net Operating Expenses	149,510	114,813	106,549
Net Investment Income (Loss) Before Taxes	123,253	103,430	91,182
Less: Income tax expense (benefit), including excise tax expense (benefit)	2,821	1,957	1,527
Net Investment Income (Loss) After Taxes	120,432	101,473	89,655
Net change in unrealized gain (loss)	17,089	(28,817)	24,503
Net realized gain (loss)	(7,728)	524	(2,144)
Net Increase (Decrease) in Net Assets Resulting from Operations	$129,793	$73,180	$112,014

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by gains on the portfolio.
Investment Income
The table below presents the investment income for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest income from investments	$227,294	$180,360	$175,735
Payment-in-kind interest income	26,864	21,590	10,516
Dividend income	16,374	13,173	7,882
Other income	2,231	3,120	3,598
Total investment income	$272,763	$218,243	$197,731
For the Years Ended December 31, 2023 and 2022
Investment income increased to $272.8 million for the year ended December 31, 2023 from $218.2 million for the same period in prior year primarily due to an increase in interest rates, partially offset by a decrease in our debt portfolio which, at par, decreased from $2.2 billion to $2.0 billion over the same period. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $2.5 million to $3.8 million period over period. For the years ended December 31, 2023 and 2022, PIK income represented 12.0% of investment income. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
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

Expenses
The table below presents expenses for the following periods:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Offering costs	$—	$—	$1,135
Interest expense	67,249	50,010	39,579
Management fee	32,775	35,142	34,735
Performance based incentive fees	28,018	20,006	20,598
Professional fees	5,482	5,208	4,845
Directors’ fees	780	1,194	1,123
Other general and administrative	3,555	3,253	2,766
Total operating expenses	$137,859	$114,813	$104,781
Expense Support	—	—	(1,449)
Recoupment of expense support	11,651	—	3,217
Net operating expenses	$149,510	$114,813	$106,549
For the Years Ended December 31, 2023 and 2022
Net operating expenses increased to $149.5 million for the year ended December 31, 2023 from $114.8 million for the same period ended December 31, 2022 primarily due to increases in interest expense, recoupment of expense support and performance based incentive fees, partially offset by a decrease in management fees. The increase in interest expense of $17.2 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 4.4% to 6.4% period over period. The increase in performance based incentive fees of $8.0 million is due to an increase in pre-incentive fee net investment income period over period. The increase in recoupment of expense support of $11.7 million is due to an increase in undistributed net investment income and a decrease in other operating expense ratio as compared to the periods in which we incurred expense support. The decrease in management fees of $2.4 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
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

Selected Financial Data
The table below sets forth selected consolidated historical financial data for the years ended December 31, 2023, 2022 and 2021. The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

($ in thousands, except per share amounts)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Consolidated Statements of Operations Data
Income
Total investment income	$272,763	$218,243	$197,731
Expenses
Total Operating Expenses	137,859	114,813	104,781
Expense Support	—	—	(1,449)
Recoupment of expense support	11,651	—	3,217
Net Operating Expenses	149,510	114,813	106,549
Net investment income before income taxes	$123,253	$103,430	$91,182
Income tax, including excise tax expense	2,821	1,957	1,527
Net investment income after income taxes	$120,432	$101,473	$89,655
Total net realized and unrealized gain (loss) on investments	9,361	(28,293)	22,359
Increase in net assets resulting from operations	$129,793	$73,180	$112,014
Earnings per common share – basic and diluted	$0.90	$0.49	$0.74

($ in thousands, except per share amounts)	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Consolidated Balance Sheet Data
Investments at fair value	$2,045,864	$2,259,492	$2,419,528
Cash (including foreign cash)	126,383	47,275	54,067
Total assets	2,190,553	2,326,450	2,501,148
Total debt (net of unamortized debt issuance costs)	881,098	996,673	1,113,945
Total liabilities	927,066	1,030,189	1,141,457
Total net assets	1,263,487	1,296,261	1,359,691
Net asset value per share	$9.00	$8.85	$8.98
Other Data:
Number of portfolio companies at year end	159	159	134
Distributions Declared Per Share	$0.75	$0.63	$0.60
Total return based on net asset value(1)	10.4%	5.7%	7.9%
Weighted average total yield of portfolio at fair value	12.4%	11.4%	7.8%
Weighted average total yield of portfolio at amortized cost	12.5%	11.4%	7.8%
Weighted average yield of debt and income producing securities at fair value	12.7%	11.6%	7.9%
Weighted average yield of debt and income producing securities at amortized cost	12.7%	11.6%	7.9%
Fair value of debt investments as a percentage of principal	97.3%	96.9%	98.4%
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

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$67,223	$67,758	$68,188	$69,594
Net operating expenses	40,335	39,827	33,993	38,176
Net investment income (loss)	26,888	27,931	34,195	31,418
Net realized and unrealized gains (losses)	4,447	3,546	2,580	(1,212)
Increase (decrease) in net assets resulting from operations	$31,335	$31,477	$36,775	$30,206
Net asset value per share as of the end of the quarter	$8.89	$8.94	$9.00	$9.00
Earnings (losses) per share - basic and diluted	$0.21	$0.22	$0.26	$0.21

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$48,379	$50,219	$56,071	$63,574
Net operating expenses	25,395	27,566	30,040	33,769
Net investment income (loss)	22,984	22,653	26,031	29,805
Net realized and unrealized gains (losses)	(12,979)	(36,632)	12,848	8,470
Increase (decrease) in net assets resulting from operations	$10,005	$(13,979)	$38,879	$38,275
Net asset value per share as of the end of the quarter	$8.90	$8.65	$8.76	$8.85
Earnings (losses) per share - basic and diluted	$0.07	$(0.09)	$0.26	$0.49

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$42,940	$48,341	$52,878	$53,572
Net operating expenses	21,878	27,910	30,647	27,641
Net investment income (loss)	21,062	20,431	22,231	25,931
Net realized and unrealized gain (loss) on investments	11,201	8,807	3,774	(1,423)
Increase (decrease) in net assets resulting from operations	$32,263	$29,238	$26,005	$24,508
Net asset value per share as of the end of the quarter	$8.91	$8.95	$8.97	$8.98
Earnings (losses) per share - basic and diluted	$0.22	$0.19	$0.17	$0.16
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
For the year ended December 31, 2023, we recorded U.S. federal and state current income tax expenses of $2.8 million, including U.S. federal excise tax expense of 0.4 million. For the year ended December 31, 2022, we recorded U.S. federal and state current income tax expenses of $2.0 million. For the year ended December 31, 2021, we recorded U.S. federal and state current income tax expenses of $1.5 million.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2023 we recorded a current tax benefit of $0.1 million, and for the years ended December 31, 2022 and 2021 we recorded a current tax expense of $1.7 million and $1.0 million, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net change in unrealized gain on investments	$50,274	$25,055	$43,119
Net change in unrealized loss on investments	(34,468)	(47,541)	(14,082)
Income tax (provision) benefit	(1,539)	(1,308)	(2,868)
Translation of assets and liabilities in foreign currencies	2,822	(5,023)	(1,666)
Net change in unrealized gain (loss)	$17,089	$(28,817)	$24,503

For the Years Ended December 31, 2023 and 2022
For the year ended December 31, 2023, net appreciation on investments was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of December 31, 2023, the fair value of our debt investments as a percentage of principal was 97.3% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the year ended December 31, 2023 was due to market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Remaining portfolio companies	$6,040
Hg Saturn Luchaco Limited	4,626
Packaging Coordinators Midco, Inc.	3,737
Walker Edison Furniture Company LLC (1)(2)	3,646
Delta TopCo, Inc. (dba Infoblox, Inc.)	2,781
Conair Holdings LLC	2,581
Valence Surface Technologies LLC	2,403
Aviation Solutions Midco, LLC (dba STS Aviation)	1,732
Notorious Topco, LLC (dba Beauty Industry Group)	(1,770)
H-Food Holdings, LLC	(3,838)
PHM Netherlands Midco B.V. (dba Loparex)	(6,132)
Net unrealized gain (loss) on investments	$15,806
________________
(1)Portfolio company is a non-controlled, affiliated investment.
(2)Our investment in the portfolio company was restructured. See "ITEM 8 —Consolidated Financial Statements and Supplementary Information —Consolidated Schedule of Investments as of December 31, 2023 —Footnote 26."
For the Years Ended December 31, 2022 and 2021
For the year ended December 31, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s net unrealized loss was due to current market conditions.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$6,229
PCF Holdco, LLC (dba PCF Insurance Services)	5,104
Remaining portfolio companies	(12,548)
Conair Holdings, LLC	(4,252)
Valence Surface Technologies LLC	(3,878)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,820)
H-Food Holdings, LLC	(2,562)
Nutraceutical International Corporation	(2,475)
Packaging Coordinators Midco, Inc.	(1,895)
CIBT Global, Inc.	(1,749)
Muine Gall, LLC	(1,640)
Net unrealized gain (loss) on investments	$(22,486)
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net realized gain (loss) on investments	$(7,718)	$928	$(2,304)
Net realized gain (loss) on foreign currency transactions	(10)	(404)	160
Net realized gain (loss)	$(7,728)	$524	$(2,144)

Realized Gross Internal Rate of Return
Since we began investing in 2017 through December 31, 2023, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.4% (based on total capital invested of $1.7 billion and total proceeds from these exited investments of $2.0 billion). Over seventy-eight percent of these exited investments resulted in an aggregate cash flow realized gross internal rate of return (“IRR”) to us of 8% or greater.
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
As of December 31, 2023 and December 31, 2022, our asset coverage ratios were 239% and 229%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2023, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we had $126.4 million in cash. During the year ended December 31, 2023, cash provided by operating activities was $358.1 million, primarily as a result of selldowns and repayments of portfolio investments of $521.1 million and other operating activities of $91.3 million, partially offset by funding portfolio investments of $254.4 million. Lastly, we used $279.0 million of cash for financing activities during the period, which was the result of debt issuance costs of $12.9 million, net repayments on our credit facilities of $105.2 million, distributions paid of $57.2 million and repurchased shares of $103.7 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Years Ended
	December 31, 2023		December 31, 2022		December 31, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	8,050,298	$73,299
Reinvestment of distributions	5,367,227	48,104	4,759,464	41,973	4,647,395	41,615
Repurchased Shares	(11,530,869)	(103,659)	(9,630,699)	(84,622)	(6,769,401)	(60,806)
Total shares/gross proceeds	(6,163,642)	(55,555)	(4,871,235)	(42,649)	5,928,292	54,108
Sales load	—	—	—	—	—	(1,523)
Total shares/net proceeds	(6,163,642)	$(55,555)	(4,871,235)	$(42,649)	5,928,292	$52,585

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

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03

Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 30, 2024	Quarterly	0.030000	4,210
			Total	$0.745082	$107,012
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
The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
January 25, 2022	January 25, 2022	January 26, 2022	Monthly	$0.050180	$7,596
January 25, 2022	February 22, 2022	February 23, 2022	Monthly	0.050180	7,616
January 25, 2022	March 29, 2022	March 30, 2022	Monthly	0.050180	7,635
February 23, 2022	April 26, 2022	April 27, 2022	Monthly	0.050180	7,568
February 23, 2022	May 24, 2022	May 25, 2022	Monthly	0.050180	7,588
February 23, 2022	June 28, 2022	June 29, 2022	Monthly	0.050180	7,607
May 3, 2022	July 26, 2022	July 27, 2022	Monthly	0.050180	7,479
May 3, 2022	August 30, 2022	August 31, 2022	Monthly	0.050180	7,499
August 2, 2022	September 30, 2022	November 15, 2022	Quarterly	0.007589	1,120
May 3, 2022	September 27, 2022	September 28, 2022	Monthly	0.050180	7,519
August 2, 2022	October 25, 2022	October 26, 2022	Monthly	0.050180	7,406
August 2, 2022	November 29, 2022	November 30, 2022	Monthly	0.050180	7,429
August 2, 2022	December 27, 2022	December 28, 2022	Monthly	0.050180	7,448
November 1, 2022	December 31, 2022	February 2, 2023	Quarterly	0.016731	2,451
			Total	$0.626480	$93,961
The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	For the Year Ended December 31, 2021
Declaration Date	Record Date		Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 3, 2020	January 26, 2021	(1)	January 27, 2021	Monthly	$0.050180	$6,776
November 3, 2020	February 23, 2021	(1)	February 24, 2021	Monthly	0.050180	6,895
November 3, 2020	March 30, 2021	(1)	March 31, 2021	Monthly	0.050180	8,763
February 23, 2021	April 27, 2021	(1)	April 28, 2021	Monthly	0.050180	7,036
February 23, 2021	May 25, 2021	(1)	May 26, 2021	Monthly	0.050180	7,089
February 23, 2021	June 29, 2021	(1)	June 30, 2021	Monthly	0.050180	8,884
May 5, 2021	July 27, 2021		July 28, 2021	Monthly	0.050180	7,612
May 5, 2021	August 24, 2021		August 25, 2021	Monthly	0.050180	7,631
May 5, 2021	September 28, 2021		September 29, 2021	Monthly	0.050180	7,650
August 3, 2021	October 26, 2021		October 27, 2021	Monthly	0.050180	7,604
August 3, 2021	November 23, 2021		November 24, 2021	Monthly	0.050180	7,623
August 3, 2021	December 28, 2021		December 29, 2021	Monthly	0.050180	7,649
				Total	$0.602160	$91,212
______________
(1)The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, which were paid monthly to shareholders as of the weekly record date.

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

Through December 31, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on November 7, 2023, a portion of our distributions resulted from expense support from the Adviser which are subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
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

	Years Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%

	Years Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
________________
(1)     The per share amount rounds to less than $0.01 per share.

	Year Ended December 31, 2021
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$89,655	98.3%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of net investment income	0.01	1,557	1.7
Total	$0.60	$91,212	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to December 31, 2023 was 64.6% (without upfront sales load) and 56.4% (with maximum upfront sales load). The following table presents cumulative total returns for the year ended December 31, 2023, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception
	YTD	1-Year	3-Year	5-Year	Since Inception	Cumulative Total Return Since Inception
Total Shareholder Returns(1)(2)	10.4%	10.4%	9.0%	9.1%	9.9%	64.6%	56.4%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$60,000	$174,934	$58,715
SPV Asset Facility II	325,000	125,000	19,715	120,008
CLO XIII	260,000	260,000	—	257,764
2024 Notes	100,000	100,000	—	101,138
2026 Notes	350,000	350,000	—	343,473
Total Debt	$1,285,000	$895,000	$194,649	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$64,691	$48,420	$37,259
Amortization of debt issuance costs	2,558	1,590	2,320
Total Interest Expense	$67,249	$50,010	$39,579
Average interest rate	6.4%	4.4%	3.3%
Average daily borrowings	$956,970	$1,048,712	$1,069,485
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
The Adviser will serve as collateral manager for the CLO XIII Issuer under a collateral management agreement dated as of the CLO XIII Closing Date (the “CLO XIII Collateral Management Agreement”). The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the CLO XIII Issuer’s equity or notes owned by us. For further details, see “ITEM 1. – Notes to Consolidated Financial Statements – Note 5. Debt.”
2024 Notes
On November 26, 2019, we issued $300 million aggregate principal amount of our 4.625% notes due November 26, 2024 (the “ 2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
On October 21, 2020, we issued an additional $50 million aggregate principal amount of the 2024 Notes, we issued an additional $100 million aggregate principal amount of the 2024 Notes in private placements in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
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

On November 15, 2023, we caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, we redeemed $350 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. As of December 31, 2023, $100 million in aggregate principal amount of the 2024 Notes remained outstanding.
2026 Notes
On November 15, 2023, we issued $350 million aggregate principal amount of its 8.450% notes due November 15, 2026 (the “2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The 2026 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a Second Supplemental Indenture, dated as of November 15, 2023 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between us and the Trustee. The 2026 Notes will mature on November 15, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 8.450% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2024. Concurrent with the issuance of the 2026 Notes, we entered into a Registration Rights Agreement (the “2026 Registration Rights Agreement”) for the benefit of the purchasers of the 2026 Notes. Pursuant to the 2026 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2026 Notes. If we fail to satisfy our registration obligations under the 2026 Registration Rights Agreement, we will be required to pay additional interest to the holders of the 2026 Notes.
The 2026 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2026 Notes. The 2026 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated. The 2026 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the 2026 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$237	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	296	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	17	2,424
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	—	3,496
Alera Group, Inc.	First lien senior secured delayed draw term loan	7,133	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	464	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	—	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	150	—
Apex Service Partners, LLC	First lien senior secured revolving loan	59	19
Apptio, Inc.	First lien senior secured revolving loan	—	196
Aramsco, Inc.	First lien senior secured revolving loan	—	835
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,354	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	79
Associations, Inc.	First lien senior secured delayed draw term loan	3	300
Associations, Inc.	First lien senior secured revolving loan	3,974	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	295	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	36	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	2,430	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,476	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	289	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	122	19
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	141	213

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	73	91
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	6,411	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,978	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	—
Finastra USA, Inc.	First lien senior secured revolving loan	288	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	85	78
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Galls, LLC	First lien senior secured revolving loan	3,417	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	29	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	38	1,459
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hometown Food Company	First lien senior secured revolving loan	—	376
Hyland Software, Inc.	First lien senior secured revolving loan	85	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	60	83
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	269	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,868
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,857	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	654	326
Kaseya Inc.	First lien senior secured delayed draw term loan	30	32
Kaseya Inc.	First lien senior secured revolving loan	24	32
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	391	—
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	—	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	245	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	149	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	39	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,837	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	32	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	429	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	640	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	677	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,972	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,798	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,086	2,086
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035

Portfolio Company	Investment	December 31, 2023	December 31, 2022
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	50	76
Pluralsight, LLC	First lien senior secured revolving loan	289	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	653	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	428	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	103
Smarsh Inc.	First lien senior secured delayed draw term loan	95	96
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	573	—

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	46
Tahoe Finco, LLC	First lien senior secured revolving loan	—	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	67	91
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	941	—
The Shade Store, LLC	First lien senior secured revolving loan	82	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,455	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	481	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	6,000	33
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,405	—
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	—	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,620	1,690
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	—
Total Unfunded Portfolio Company Commitments		$137,815	$127,646
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.

Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2023, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2023, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
A summary of our contractual payment obligations under our SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes as of December 31, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Asset Facility I	$60,000	$—	$60,000	$—	$—
SPV Asset Facility II	125,000	—	—	—	125,000
CLO XIII	260,000	—	—	—	260,000
2024 Notes	100,000	100,000	—	—	—
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$895,000	$100,000	$410,000	$—	$385,000

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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets we held for which market quotations are not readily available.
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

Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.
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

Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distributions for tax purposes equal to at least the sum of :
•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for such taxable year.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
On February 21, 2024, the Board declared regular monthly distributions for April 2024. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 21, 2024, the Board declared a special distribution of $0.03 per share, payable on or before May 15, 2023 to shareholders of record as of December 31, 2023.
Credit Facilities
On January 12, 2024, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders and issuing banks from time to time parties thereto (each a “Revolving Credit Facility Lender” and collectively, the “Revolving Credit Facility Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the closing date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for a term loan in an initial amount of $25,000,000 and a revolving credit facility in an initial amount of up to $225,000,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1,000,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Revolving Credit Facility Guarantor, subject to certain exceptions, and includes a $40,000,000 limit for swingline loans. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility.
The availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on January 12, 2028 and the Revolving Credit Facility will mature on January 12, 2029.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.

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
As of December 31, 2023, 98.1% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. CLO XIII bears interest at variable rates. The 2024 Notes and 2026 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$56.2	$13.4	$42.8
Up 200 basis points	$37.5	$8.9	$28.6
Up 100 basis points	$18.7	$4.5	$14.2
Down 100 basis points	$(18.7)	$(4.5)	$(14.2)
Down 200 basis points	$(37.5)	$(8.9)	$(28.6)
Down 300 basis points	$(56.2)	$(13.4)	$(42.8)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Capital Corporation II:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Assessment of Fair Value of Investments
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2023, the fair value of such investments (“Level 3 investments”) was $2.0 billion.
We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to current and expected market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements.
We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments through developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing the results of our independent estimate of fair value to the Company's fair value measurement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 6, 2024

Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,011,352 and $2,255,113 respectively)	$2,018,525	$2,239,445
Non-controlled, affiliated investments (amortized cost of $25,348 and $13,839, respectively)	27,339	20,047
Total investments at fair value (amortized cost of $2,036,700 and $2,268,952, respectively)	2,045,864	2,259,492
Cash	124,556	44,219
Foreign cash (cost of $1,787 and $3,020, respectively)	1,827	3,056
Interest and dividend receivable	17,811	18,769
Prepaid expenses and other assets	495	914
Total Assets	$2,190,553	$2,326,450
Liabilities
Debt (net of deferred unamortized debt issuance costs of $13,902 and $3,550, respectively)	$881,098	$996,673
Payables to affiliates	15,545	16,827
Distribution payable	4,210	2,462
Accrued expenses and other liabilities	26,213	14,227
Total Liabilities	927,066	1,030,189
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 140,341,642 and 146,505,284 shares issued and outstanding, respectively	1,403	1,465
Additional paid-in-capital	1,253,305	1,311,619
Accumulated undistributed (overdistributed) earnings	8,779	(16,823)
Total Net Assets	1,263,487	1,296,261
Total Liabilities and Net Assets	$2,190,553	$2,326,450
Net Asset Value Per Share	$9.00	$8.85
______________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income(1)	$226,198	$179,513	$175,055
Payment-in-kind interest income(1)	26,864	21,590	10,516
Dividend income	15,933	12,346	7,882
Other income	2,121	3,040	3,517
Total investment income from non-controlled, non-affiliated investments	271,116	216,489	196,970
Investment income from non-controlled, affiliated investments:
Interest income	1,096	847	680
Dividend income	441	827	—
Other Income	110	80	81
Total investment income from non-controlled, affiliated investments	1,647	1,754	761
Total Investment Income	272,763	218,243	197,731
Operating Expenses
Offering costs	—	—	1,135
Interest expense	67,249	50,010	39,579
Management fee	32,775	35,142	34,735
Performance based incentive fees	28,018	20,006	20,598
Professional fees	5,482	5,208	4,845
Directors' fees	780	1,194	1,123
Other general and administrative	3,555	3,253	2,766
Total Operating Expenses	137,859	114,813	104,781
Expense support	—	—	(1,449)
Recoupment of expense support (Note 3)	11,651	—	3,217
Net Operating Expenses	149,510	114,813	106,549
Net Investment Income (Loss) Before Taxes	123,253	103,430	91,182
Income tax expense (benefit), including excise tax expense (benefit)	2,821	1,957	1,527
Net Investment Income (Loss)	$120,432	$101,473	$89,655
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$20,022	$(28,714)	$29,004
Non-controlled, affiliated investments	(4,216)	6,228	33
Income tax (provision) benefit	(1,539)	(1,308)	(2,868)
Translation of assets and liabilities in foreign currencies	2,822	(5,023)	(1,666)
Total Net Change in Unrealized Gain (Loss)	17,089	(28,817)	24,503
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(7,718)	$928	$(2,304)
Foreign currency transactions	(10)	(404)	160
Total Net Realized Gain (Loss)	(7,728)	524	(2,144)
Total Net Realized and Change in Unrealized Gain (Loss)	9,361	(28,293)	22,359
Net Increase (Decrease) in Net Assets Resulting from Operations	$129,793	$73,180	$112,014
Earnings Per Share - Basic and Diluted	$0.90	$0.49	$0.74
Weighted Average Shares Outstanding - Basic and Diluted	144,043,515	150,071,461	151,511,486
______________
(1)    For the year ended December 31, 2021, interest income and payment-in-kind interest income were reported in aggregate as interest income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2028	$919	$905	$919	0.1	%
Global Music Rights, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2027	—	(1)	—	0.0	%
						904	919	0.1	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (13)(21)	First lien senior secured loan	S +	7.25%	01/2025	37,185	37,037	37,743	3.0	%
Peraton Corp. (13)(16)(21)	Second lien senior secured loan	S +	7.75%	02/2029	14,494	14,336	14,386	1.1	%
Valence Surface Technologies LLC (13)(20)(21)	First lien senior secured loan	S +	7.75%	06/2025	34,197	34,066	30,094	2.4	%
Valence Surface Technologies LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.75%	06/2025	2,776	2,767	2,442	0.2	%
						88,206	84,665	6.7	%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (18)(20)(21)(23)	First lien senior secured loan		12.00% PIK	07/2030	2,196	2,196	2,196	0.2	%
AAM Series 2.1 Aviation Feeder, LLC (18)(20)(21)(23)	First lien senior secured loan		12.00% PIK	11/2030	2,609	2,609	2,609	0.2	%
Hg Genesis 8 Sumoco Limited (8)(18)(20)(21)	Unsecured facility	SA +	6.00% PIK	08/2025	£5,449	7,168	6,946	0.5	%
Hg Genesis 9 SumoCo Limited (10)(18)(20)(21)	Unsecured EUR facility	E +	7.00% PIK	03/2027	€ 1,052	1,153	1,163	0.1	%
Hg Saturn Luchaco Limited (8)(18)(20)(21)	Unsecured facility	SA +	7.50% PIK	03/2026	£22,353	30,115	28,495	2.3	%
						43,241	41,409	3.3	%
Buildings and real estate
Associations, Inc. (13)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	40,261	40,029	40,060	3.2	%
Associations, Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	06/2024	325	323	323	0.0	%
Associations, Inc. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	07/2027	2,171	2,136	2,141	0.2	%
REALPAGE, INC. (12)(16)(21)	Second lien senior secured loan	S +	6.50%	04/2029	6,500	6,428	6,484	0.5	%
						48,916	49,008	3.9	%
Business services
Access CIG, LLC (13)(21)	Second lien senior secured loan	S +	7.75%	02/2026	24,564	24,518	24,564	1.9	%
CIBT Global, Inc. (13)(20)(21)(26)	First lien senior secured loan	S +	5.25%	05/2026	166	104	111	0.0	%
CIBT Global, Inc. (13)(20)(21)(26)	Second lien senior secured loan	S +	7.75% PIK	12/2026	11,237	4,715	1,489	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (13)(20)(21)	First lien senior secured loan	S +	5.50%	09/2028	5,876	5,793	5,861	0.5	%
Denali BuyerCo, LLC (dba Summit Companies) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	09/2027	—	(1)	—	0.0	%
Diamondback Acquisition, Inc. (dba Sphera) (12)(20)(21)	First lien senior secured loan	S +	5.50%	09/2028	626	617	616	0.0	%
Entertainment Benefits Group, LLC (12)(20)(21)	First lien senior secured loan	S +	5.25%	09/2025	854	849	854	0.1	%
Entertainment Benefits Group, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.25%	09/2025	53	52	53	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Gainsight, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.75% PIK	07/2027	6,192	6,134	6,131	0.5	%
Gainsight, Inc. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	444	435	435	0.0	%
Hercules Borrower, LLC (dba The Vincit Group) (13)(21)	First lien senior secured loan	S +	6.25%	12/2026	27,983	27,749	27,913	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(25)	(8)	0.0	%
Hercules Buyer, LLC (dba The Vincit Group) (20)(21)(22)(23)	Unsecured notes		0.48% PIK	12/2029	828	828	927	0.1	%
Kaseya Inc. (13)(20)(21)	First lien senior secured loan	S +	6.25% (2.50% PIK)	06/2029	540	531	538	0.0	%
Kaseya Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	06/2024	2	2	2	0.0	%
Kaseya Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	06/2029	8	8	8	0.0	%
KPSKY Acquisition, Inc. (dba BluSky) (13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2028	978	963	968	0.1	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	1	—	1	—	%
						73,272	70,463	5.5	%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC) (12)(21)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,267	21,038	1.7	%
Gaylord Chemical Company, L.L.C. (13)(21)	First lien senior secured loan	S +	6.00%	03/2027	26,947	26,784	26,812	2.1	%
Gaylord Chemical Company, L.L.C. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	03/2026	—	(12)	(13)	0.0	%
Velocity HoldCo III Inc. (dba VelocityEHS) (13)(20)(21)	First lien senior secured loan	S +	5.75%	04/2027	5,979	5,896	5,979	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	04/2026	46	42	46	0.0	%
						54,977	53,862	4.3	%
Consumer products
Conair Holdings LLC (12)(21)	Second lien senior secured loan	S +	7.50%	05/2029	45,000	44,448	43,536	3.4	%
Feradyne Outdoors, LLC (13)(20)(21)	First lien senior secured loan	S +	6.25%	05/2026	637	637	585	0.0	%
Foundation Consumer Brands, LLC (13)(20)(21)	First lien senior secured loan	S +	6.25%	02/2027	3,192	3,127	3,192	0.3	%
Lignetics Investment Corp. (13)(20)(21)	First lien senior secured loan	S +	6.00%	11/2027	10,824	10,731	10,743	0.8	%
Lignetics Investment Corp. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,225	1,215	1,214	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (13)(20)(21)	First lien senior secured loan	S +	5.25%	03/2029	743	731	715	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (2)(13)(20)(21)	First lien senior secured revolving loan	S +	5.25%	03/2029	—	(1)	(3)	0.0	%
WU Holdco, Inc. (dba Weiman Products, LLC) (13)(21)	First lien senior secured loan	S +	5.50%	03/2026	45,791	45,413	44,762	3.5	%
WU Holdco, Inc. (dba Weiman Products, LLC) (13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	03/2025	1,902	1,877	1,823	0.1	%
						108,178	106,567	8.3	%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group) (13)(20)(21)	First lien senior secured loan	S +	6.00%	12/2026	1,891	1,854	1,853	0.1	%
Arctic Holdco, LLC (dba Novvia Group) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(26)	(27)	—	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (13)(20)(21)	First lien senior secured loan	S +	6.40%	10/2028	757	751	755	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.25%	09/2027	26	26	26	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	10/2028	893	879	873	0.1	%
Fortis Solutions Group, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	10/2027	4	3	2	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (13)(20)(21)	First lien senior secured loan	S +	6.25%	05/2028	888	881	886	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.25%	05/2028	40	39	40	0.0	%
Pregis Topco LLC (12)(21)	Second lien senior secured loan	S +	6.75%	08/2029	30,000	29,609	30,000	2.4	%
						34,016	34,408	2.8	%
Distribution
ABB/Con-cise Optical Group LLC (13)(20)(21)	First lien senior secured loan	S +	7.50%	02/2028	850	841	818	0.1	%
Endries Acquisition, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2028	18,611	18,472	18,472	1.5	%
Endries Acquisition, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	06/2024	—	(34)	(35)	—	%
Endries Acquisition, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(13)	(13)	—	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2029	29,230	28,943	28,923	2.3	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	789	766	780	0.1	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(24)	(26)	0.0	%
Offen, Inc. (12)(21)	First lien senior secured loan	S +	5.00%	06/2026	4,660	4,642	4,660	0.4	%
						53,593	53,579	4.4	%
Education
Pluralsight, LLC (13)(20)(21)	First lien senior secured loan	S +	8.00%	04/2027	20,640	20,505	19,970	1.6	%
Pluralsight, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	8.00%	04/2027	1,006	998	963	0.1	%
						21,503	20,933	1.7	%
Financial services
Blackhawk Network Holdings, Inc. (12)(21)	Second lien senior secured loan	S +	7.00%	06/2026	18,777	18,717	18,777	1.5	%
Finastra USA, Inc. (14)(18)(20)(21)	First lien senior secured loan	S +	7.25%	09/2029	3,776	3,733	3,738	0.3	%
Finastra USA, Inc. (6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	7.25%	09/2029	104	100	100	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
KRIV Acquisition Inc. (dba Riveron) (13)(20)(21)	First lien senior secured loan	S +	6.25%	07/2029	1,055	1,026	1,026	0.1	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25%	07/2025	—	(2)	(2)	0.0	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	07/2029	—	(4)	(4)	0.0	%
NMI Acquisitionco, Inc. (dba Network Merchants) (12)(20)(21)	First lien senior secured loan	S +	5.75%	09/2025	4,805	4,777	4,781	0.4	%
NMI Acquisitionco, Inc. (dba Network Merchants) (2)(20)(21)	First lien senior secured revolving loan	S +	5.75%	09/2025	—	(1)	(1)	0.0	%
Smarsh Inc. (13)(20)(21)	First lien senior secured loan	S +	5.75%	02/2029	762	756	760	0.1	%
Smarsh Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	02/2024	95	94	95	0.0	%
Smarsh Inc. (6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	02/2029	—	—	—	0.0	%
						29,196	29,270	2.4	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (12)(20)(21)	Second lien senior secured loan	S +	7.00%	09/2029	5,000	4,967	4,938	0.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (12)(20)(21)	First lien senior secured loan	S +	7.50%	09/2026	33,759	33,512	30,383	2.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (12)(20)(21)	First lien senior secured revolving loan	S +	7.50%	09/2026	1,524	1,512	1,277	0.1	%
BP Veraison Buyer, LLC (dba Sun World) (13)(21)	First lien senior secured loan	S +	5.50%	05/2027	14,230	14,121	14,230	1.1	%
BP Veraison Buyer, LLC (dba Sun World) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	05/2027	—	(13)	—	0.0	%
H-Food Holdings, LLC (13)(16)(21)	First lien senior secured loan	S +	4.00%	05/2025	1	1	1	0.0	%
H-Food Holdings, LLC (13)(21)	Second lien senior secured loan	S +	7.00%	03/2026	18,200	18,040	11,921	0.9	%
Hissho Sushi Merger Sub, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	05/2028	892	885	892	0.1	%
Hissho Sushi Merger Sub, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	05/2028	—	(1)	—	0.0	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (12)(20)(21)	First lien senior secured loan	S +	6.25%	03/2027	1,000	987	988	0.1	%
Nellson Nutraceutical, LLC (13)(20)(21)	First lien senior secured loan	S +	5.75%	12/2025	25,785	25,535	25,334	2.0	%
Rushmore Investment III LLC (dba Winland Foods) (12)(20)(21)	First lien senior secured loan	S +	6.00%	10/2030	24,400	24,023	24,010	1.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (13)(21)	First lien senior secured loan	S +	4.50%	07/2025	4,785	4,761	4,606	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	4.50%	07/2025	347	347	309	0.0	%
Shearer's Foods, LLC (12)(21)	Second lien senior secured loan	S +	7.75%	09/2028	36,000	35,758	36,000	2.8	%
Ultimate Baked Goods Midco, LLC (12)(21)	First lien senior secured loan	S +	6.25%	08/2027	16,170	15,900	16,170	1.3	%
Ultimate Baked Goods Midco, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	08/2027	—	(30)	—	0.0	%
						180,305	171,059	13.5	%
Healthcare equipment and services
Confluent Medical Technologies, Inc. (13)(20)(21)	Second lien senior secured loan	S +	6.50%	02/2030	1,000	984	993	0.1	%
CSC MKG Topco LLC (dba Medical Knowledge Group) (12)(20)(21)	First lien senior secured loan	S +	5.75%	02/2029	841	828	829	0.1	%
Nelipak Holding Company (13)(21)	First lien senior secured loan	S +	4.25%	07/2026	270	268	270	0.0	%
Nelipak Holding Company (6)(12)(20)(21)	First lien senior secured USD revolving loan	S +	4.25%	07/2024	240	238	240	0.0	%
Nelipak Holding Company (6)(9)(20)(21)	First lien senior secured EUR revolving loan	E +	4.50%	07/2024	€ 176	175	194	0.0	%
Nelipak Holding Company (13)(21)	Second lien senior secured USD term loan	S +	8.25%	07/2027	7,994	7,930	7,994	0.6	%
Nelipak Holding Company (10)(20)(21)	Second lien senior secured EUR term loan	E +	8.50%	07/2027	€ 7,170	7,960	7,901	0.6	%
Packaging Coordinators Midco, Inc. (12)(21)	Second lien senior secured loan	S +	7.00%	12/2029	37,269	36,706	37,174	2.9	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (12)(18)(21)	First lien senior secured loan	S +	6.75%	01/2028	25,262	24,993	25,198	2.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (6)(13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	01/2026	569	546	562	0.0	%
Rhea Parent, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	02/2029	762	750	758	0.1	%
						81,378	82,113	6.4	%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC (13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2030	2,536	2,499	2,498	0.2	%
Allied Benefit Systems Intermediate LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(3)	(3)	—	%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (12)(20)(21)	First lien senior secured loan	S +	5.50%	03/2025	996	996	993	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (14)(20)(21)	First lien senior secured loan	S +	6.25%	12/2029	4,111	4,030	4,029	0.3	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (6)(14)(20)(21)	First lien senior secured revolving loan	S +	6.25%	12/2029	167	156	156	—	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (13)(21)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	19,837	19,712	19,490	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,288	1,271	1,258	0.1	%
Natural Partners, LLC (13)(18)(20)(21)	First lien senior secured loan	S +	4.50%	11/2027	915	902	910	0.1	%
Natural Partners, LLC (2)(6)(18)(20)(21)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	0.0	%
OB Hospitalist Group, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	09/2027	18,215	17,967	17,987	1.4	%
OB Hospitalist Group, Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,133	1,097	1,097	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (12)(20)(21)	First lien senior secured loan	S +	9.75% PIK	09/2028	13,276	13,105	13,011	1.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Pacific BidCo Inc. (14)(18)(20)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	08/2029	1,748	1,711	1,730	0.1	%
Pacific BidCo Inc. (2)(6)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	—	0.0	%
PetVet Care Centers, LLC (12)(20)(21)	First lien senior secured loan	S +	6.00%	11/2030	15,282	15,132	15,122	1.2	%
PetVet Care Centers, LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(10)	(1)	—	%
PetVet Care Centers, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(22)	(22)	—	%
Phoenix Newco, Inc. (dba Parexel) (12)(20)(21)	Second lien senior secured loan	S +	6.50%	11/2029	35,000	34,720	35,000	2.8	%
Plasma Buyer LLC (dba PathGroup) (13)(20)(21)	First lien senior secured loan	S +	5.75%	05/2029	672	661	659	0.1	%
Plasma Buyer LLC (dba PathGroup) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(1)	(2)	0.0	%
Plasma Buyer LLC (dba PathGroup) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	05/2028	25	24	24	0.0	%
Premier Imaging, LLC (dba LucidHealth) (13)(20)(21)	First lien senior secured loan	S +	6.00%	01/2025	7,518	7,487	7,292	0.6	%
Quva Pharma, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.50%	04/2028	11,552	11,317	11,466	0.9	%
Quva Pharma, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	04/2026	—	(16)	(9)	0.0	%
Tivity Health, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00%	06/2029	988	967	980	0.1	%
Unified Women's Healthcare, LP (12)(20)(21)	First lien senior secured loan	S +	5.25%	06/2029	902	896	902	0.1	%
Unified Women's Healthcare, LP (12)(20)(21)	First lien senior secured loan	S +	5.50%	06/2029	4,000	3,971	4,000	0.3	%
Unified Women's Healthcare, LP (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(22)	—	—	%
Unified Women's Healthcare, LP (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	(1)	—	—	%
Vermont Aus Pty Ltd (13)(18)(20)(21)	First lien senior secured loan	S +	5.50%	03/2028	983	964	973	0.1	%
XRL 1 LLC (dba XOMA) (20)(21)(23)	First lien senior secured loan		9.88%	12/2038	1,950	1,909	1,906	0.2	%
XRL 1 LLC (dba XOMA) (2)(6)(17)(20)(21)(23)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(2)	(3)	—	%
						141,414	141,443	11.3	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (13)(20)(21)	First lien senior secured loan	S +	5.75%	08/2028	663	655	655	0.1	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(3)	(1)	0.0	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	08/2026	16	16	15	—	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (13)(20)(21)	First lien senior secured loan	S +	5.75%	10/2028	908	894	894	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	10/2027	44	43	43	—	%
Imprivata, Inc. (13)(20)(21)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	0.1	%
Indikami Bidco, LLC (dba IntegriChain) (12)(20)(21)	First lien senior secured loan	S +	6.00%	12/2030	2,155	2,107	2,107	0.2	%
Indikami Bidco, LLC (dba IntegriChain) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(3)	(2)	—	%
Indikami Bidco, LLC (dba IntegriChain) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	06/2030	—	(6)	(6)	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(18)(21)	First lien senior secured loan	S +	6.50%	08/2026	38,868	38,617	37,799	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.50%	08/2026	2,712	2,690	2,637	0.2	%
Interoperability Bidco, Inc. (dba Lyniate) (13)(20)(21)	First lien senior secured loan	S +	7.00%	12/2026	14,097	14,036	13,885	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.00%	12/2024	474	469	457	0.0	%
Ocala Bidco, Inc. (12)(21)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	34,254	33,651	33,826	2.7	%
Ocala Bidco, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(39)	—	0.0	%
Ocala Bidco, Inc. (12)(21)	Second lien senior secured loan	S +	10.50% PIK	11/2033	26,737	26,369	26,469	2.1	%
RL Datix Holdings (USA), Inc. (14)(18)(20)(21)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,867	10,000	0.8	%
RL Datix Holdings (USA), Inc. (14)(18)(20)(21)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,934	5,000	0.4	%
Datix Bidco Limited (dba RLDatix) (8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	£637	869	813	0.1	%
Datix Bidco Limited (dba RLDatix) (8)(18)(20)(21)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	£1,667	2,266	2,125	0.2	%
						138,306	137,598	11.1	%
Household products
Aptive Environmental, LLC (20)(21)(23)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,247	2,894	3,328	0.3	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(21)	First lien senior secured loan	S +	6.50%	11/2025	34,344	34,144	34,000	2.7	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	11/2025	3,665	3,647	3,628	0.3	%
Mario Purchaser, LLC (dba Len the Plumber) (12)(20)(21)	First lien senior secured loan	S +	5.75%	04/2029	516	508	514	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	126	123	125	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	04/2028	17	16	16	0.0	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (12)(20)(21)	Unsecured facility	S +	10.75% PIK	04/2032	191	187	190	0.0	%
SimpliSafe Holding Corporation (12)(20)(21)	First lien senior secured loan	S +	6.25%	05/2028	811	799	803	0.1	%
SimpliSafe Holding Corporation (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	27	26	27	0.0	%
						42,344	42,631	3.4	%
Human resource support services
Cornerstone OnDemand, Inc. (12)(20)(21)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,469	15,667	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (13)(20)(21)	First lien senior secured loan	S +	6.00%	09/2028	9,069	8,933	9,001	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(9)	(5)	0.0	%
						25,393	24,663	1.9	%
Infrastructure and environmental services
LineStar Integrity Services LLC (14)(21)	First lien senior secured loan	S +	7.25%	02/2026	8,344	8,421	7,906	0.6	%
LineStar Integrity Services LLC (13)(20)(21)	First lien senior secured revolving loan	S +	7.25%	02/2026	1,597	1,570	1,513	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	675	665	666	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	16	16	16	—	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	25	24	25	—	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	03/2028	—	(2)	(1)	0.0	%
						10,694	10,125	0.8	%
Insurance
Alera Group, Inc. (12)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	7,296	7,177	7,296	0.6	%
Alera Group, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	—	(35)	—	—	%
Ardonagh Midco 2 PLC (16)(18)(20)(21)(23)	Unsecured notes		11.50%	01/2027	640	638	634	0.1	%
Ardonagh Midco 3 PLC (8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	7.25%	07/2026	£5,097	6,384	6,498	0.5	%
Ardonagh Midco 3 PLC (11)(18)(20)(21)	First lien senior secured EUR term loan	E +	7.25%	07/2026	€ 491	543	542	0.0	%
Ardonagh Midco 3 PLC (14)(18)(20)(21)	First lien senior secured USD term loan	S +	6.00%	07/2026	1,440	1,424	1,440	0.1	%
Brightway Holdings, LLC (14)(20)(21)	First lien senior secured loan	S +	6.50%	12/2027	4,395	4,356	4,307	0.3	%
Brightway Holdings, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	12/2027	237	233	226	0.0	%
Evolution BuyerCo, Inc. (dba SIAA) (13)(21)	First lien senior secured loan	S +	6.25%	04/2028	29,207	28,922	28,987	2.3	%
Evolution BuyerCo, Inc. (dba SIAA) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(25)	—	—	%
Evolution BuyerCo, Inc. (dba SIAA) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(18)	(17)	0.0	%
Integrity Marketing Acquisition, LLC (13)(20)(21)	First lien senior secured loan	S +	5.80%	08/2026	19,838	19,791	19,838	1.6	%
Integrity Marketing Acquisition, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	02/2025	515	480	515	0.0	%
Integrity Marketing Acquisition, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(7)	—	0.0	%
Norvax, LLC (dba GoHealth) (13)(21)	First lien senior secured loan	S +	7.50%	09/2025	16,515	16,274	16,309	1.3	%
Norvax, LLC (dba GoHealth) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	09/2024	—	(6)	(34)	0.0	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (12)(21)	First lien senior secured loan	S +	6.00%	11/2028	18,427	18,295	18,381	1.5	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(7)	(3)	0.0	%
PCF Midco II, LLC (dba PCF Insurance Services) (20)(21)(23)	First lien senior secured loan		9.00% PIK	10/2031	26,031	24,279	24,208	1.9	%
Tempo Buyer Corp. (dba Global Claims Services) (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2028	688	678	683	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (6)(7)(20)(21)	First lien senior secured revolving loan	P +	4.00%	08/2027	32	31	31	0.0	%
THG Acquisition, LLC (dba Hilb) (12)(21)	First lien senior secured loan	S +	5.75%	12/2026	24,658	24,365	24,535	1.9	%
THG Acquisition, LLC (dba Hilb) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	12/2025	416	401	406	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (14)(20)(21)	First lien senior secured loan	S +	5.75%	07/2027	1,655	1,634	1,643	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	07/2027	—	(2)	(1)	0.0	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (13)(20)(21)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,529	1,513	1,525	0.1	%
						157,318	157,949	12.4	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (13)(18)(21)	First lien senior secured loan	S +	6.75%	05/2025	10,590	10,549	10,590	0.8	%
3ES Innovation Inc. (dba Aucerna) (6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	05/2025	450	448	450	0.0	%
Anaplan, Inc. (13)(21)	First lien senior secured loan	S +	6.50%	06/2029	8,508	8,437	8,508	0.7	%
Anaplan, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(7)	—	0.0	%
Bayshore Intermediate #2, L.P. (dba Boomi) (13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	10/2028	18,933	18,680	18,696	1.5	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	10/2027	248	230	232	0.0	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	12/2026	10,680	10,617	10,680	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(12)	—	0.0	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2027	2,982	2,933	2,878	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2027	64	61	57	0.0	%
Crewline Buyer, Inc. (dba New Relic) (13)(20)(21)	First lien senior secured loan	S +	6.75%	11/2030	4,528	4,461	4,460	0.4	%
Crewline Buyer, Inc. (dba New Relic) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(7)	(7)	—	%
Delinea Buyer, Inc. (f/k/a Centrify) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	12,939	12,722	12,874	1.0	%
Delinea Buyer, Inc. (f/k/a Centrify) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(21)	(7)	0.0	%
CivicPlus, LLC (13)(20)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	08/2027	2,538	2,521	2,538	0.2	%
CivicPlus, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.00%	08/2027	72	71	72	0.0	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (12)(20)(21)	Unsecured notes	S +	11.75% PIK	06/2034	541	530	540	0.0	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (13)(21)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,863	40,000	3.2	%
EET Buyer, Inc. (dba e-Emphasys) (13)(20)(21)	First lien senior secured loan	S +	6.50%	11/2027	893	887	893	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (6)(14)(20)(21)	First lien senior secured revolving loan	S +	6.50%	11/2027	18	18	18	0.0	%
Forescout Technologies, Inc. (13)(21)	First lien senior secured loan	S +	8.00%	08/2026	9,841	9,792	9,890	0.8	%
Forescout Technologies, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	8.00%	07/2024	—	(22)	—	0.0	%
Forescout Technologies, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	8.00%	08/2026	—	(4)	—	0.0	%
Genesis Acquisition Co. (dba Procare Software) (13)(20)(21)	First lien senior secured loan	S +	5.00%	07/2025	1,973	1,967	1,973	0.2	%
Genesis Acquisition Co. (dba Procare Software) (13)(20)(21)	First lien senior secured revolving loan	S +	5.00%	07/2025	293	292	293	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (12)(18)(20)(21)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,349	14,544	1.2	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (2)(6)(18)(20)(21)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(52)	—	0.0	%
Hyland Software, Inc. (12)(20)(21)	First lien senior secured loan	S +	6.00%	09/2030	1,800	1,773	1,773	0.1	%
Hyland Software, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(1)	(1)	0.0	%
Litera Bidco LLC (12)(21)	First lien senior secured loan	S +	5.25%	05/2026	25,911	25,711	25,911	2.0	%
Litera Bidco LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	05/2026	—	(3)	—	0.0	%
MessageBird BidCo B.V. (12)(18)(21)	First lien senior secured loan	S +	6.75%	04/2027	8,000	7,890	7,980	0.6	%
MINDBODY, Inc. (13)(21)	First lien senior secured loan	S +	7.00%	02/2025	11,511	11,480	11,453	0.9	%
MINDBODY, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	02/2025	—	(2)	(5)	0.0	%
Ministry Brands Holdings, LLC (12)(20)(21)	First lien senior secured loan	S +	5.50%	12/2028	764	752	749	0.1	%
Ministry Brands Holdings, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	12/2027	36	35	35	0.0	%
Project Alpha Intermediate Holding, Inc. (dba Qlik) (12)(16)(20)(21)	First lien senior secured loan	S +	4.75%	10/2030	10,000	9,804	10,033	0.8	%
Proofpoint, Inc. (12)(16)(20)(21)	Second lien senior secured loan	S +	6.25%	08/2029	4,900	4,881	4,937	0.4	%
QAD, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.38%	11/2027	4,351	4,296	4,286	0.3	%
QAD, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(7)	(9)	0.0	%
Securonix, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00%	04/2028	847	841	794	0.1	%
Securonix, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	04/2028	—	(1)	(10)	0.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (13)(20)(21)	First lien senior secured loan	S +	5.75%	06/2028	14,695	14,597	14,621	1.2	%
Thunder Purchaser, Inc. (dba Vector Solutions) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	06/2027	693	684	687	0.1	%
When I Work, Inc. (13)(20)(21)	First lien senior secured loan	S +	7.00% PIK	11/2027	862	856	847	0.1	%
When I Work, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(3)	0.0	%
						222,888	224,250	17.8	%
Leisure and entertainment
Troon Golf, L.L.C. (13)(21)	First lien senior secured loan	S +	5.50%	08/2027	60,103	59,904	59,803	4.7	%
Troon Golf, L.L.C. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2026	—	(12)	(23)	0.0	%
						59,892	59,780	4.7	%
Manufacturing
BCPE Watson (DE) ORML, LP (14)(18)(20)(21)	First lien senior secured loan	S +	6.50%	07/2028	1,000	992	995	0.1	%
FARADAY BUYER, LLC (dba MacLean Power Systems) (13)(18)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	17,926	17,575	17,568	1.4	%
FARADAY BUYER, LLC (dba MacLean Power Systems) (2)(6)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(18)	(19)	—	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (12)(20)(21)	Second lien senior secured loan	S +	8.25%	12/2028	6,300	6,187	6,237	0.5	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC (dba OnPoint Group) (13)(21)	First lien senior secured loan	S +	6.00%	07/2027	13,241	13,154	13,241	1.0	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	07/2027	—	(11)	—	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (13)(20)(21)	First lien senior secured loan	S +	4.50%	07/2026	192	185	156	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (13)(21)	Second lien senior secured loan	S +	8.75%	07/2027	28,000	26,909	21,420	1.7	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (12)(21)	First lien senior secured loan	S +	4.50%	06/2026	3,409	3,396	3,316	0.3	%
Sonny's Enterprises, LLC (13)(21)	First lien senior secured loan	S +	6.75%	08/2028	43,937	43,350	43,827	3.5	%
Sonny's Enterprises, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	427	414	424	0.0	%
Sonny's Enterprises, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.75%	08/2027	—	(44)	(7)	0.0	%
						112,089	107,158	8.5	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (13)(20)(21)	First lien senior secured loan	S +	7.00%	05/2026	7,796	7,752	7,757	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(2)	(3)	0.0	%
						7,750	7,754	0.6	%
Professional services
Apex Group Treasury, LLC (13)(18)(20)(21)	Second lien senior secured loan	S +	6.75%	07/2029	11,618	11,466	11,560	0.9	%
Apex Service Partners, LLC (13)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	808	788	787	0.1	%
Apex Service Partners, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	7.00% (2.00% PIK)	10/2025	43	40	40	0.0	%
Apex Service Partners, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	10/2029	5	4	4	—	%
Gerson Lehrman Group, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2024	4,450	4,442	4,450	0.4	%
Gerson Lehrman Group, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	12/2024	—	(3)	—	0.0	%
Guidehouse Inc. (12)(20)(21)	First lien senior secured loan	S +	5.75% (2.00% PIK)	10/2028	914	914	910	0.1	%
Relativity ODA LLC (12)(21)	First lien senior secured loan	S +	6.50%	05/2027	17,320	17,180	17,320	1.4	%
Relativity ODA LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	05/2027	—	(12)	—	0.0	%
Sensor Technology Topco, Inc. (dba Humanetics) (13)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2026	10,988	10,922	10,961	0.9	%
Sensor Technology Topco, Inc. (dba Humanetics) (10)(20)(21)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€ 1,981	2,139	2,182	0.2	%
Sensor Technology Topco, Inc. (dba Humanetics) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	05/2026	541	536	539	0.0	%
						48,416	48,753	4.0	%
Specialty retail
Galls, LLC (13)(20)(21)	First lien senior secured loan	S +	6.75%	01/2025	18,256	18,201	18,256	1.4	%
Galls, LLC (13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	01/2024	1,858	1,846	1,858	0.1	%
Milan Laser Holdings LLC (12)(21)	First lien senior secured loan	S +	5.00%	04/2027	22,463	22,327	22,463	1.8	%
Milan Laser Holdings LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(17)	—	0.0	%
Notorious Topco, LLC (dba Beauty Industry Group) (13)(21)	First lien senior secured loan	S +	6.75%	11/2027	25,960	25,690	24,273	1.9	%
Notorious Topco, LLC (dba Beauty Industry Group) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	05/2027	141	121	4	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
The Shade Store, LLC (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2027	2,227	2,208	2,144	0.2	%
The Shade Store, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2026	145	144	137	0.0	%
						70,520	69,135	5.4	%
Telecommunications
EOS U.S. Finco LLC (13)(18)(20)(21)	First lien senior secured loan	S +	5.75%	10/2029	8,595	8,187	7,865	0.6	%
EOS U.S. Finco LLC (6)(13)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2029	36	6	(42)	0.0	%
						8,193	7,823	0.6	%
Transportation
Lytx, Inc. (12)(21)	First lien senior secured loan	S +	6.75%	02/2028	23,668	23,519	23,609	1.9	%
Motus Group, LLC (12)(21)	Second lien senior secured loan	S +	6.50%	12/2029	3,615	3,586	3,579	0.3	%
						27,105	27,188	2.2	%
Total non-controlled/non-affiliated portfolio company debt investments						$1,890,007	$1,864,505	148.0	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (6)(18)(20)(21)(24)(29)	LLC Interest		N/A	N/A	1,532	1,405	1,406	0.1	%
AAM Series 2.1 Aviation Feeder, LLC (6)(18)(20)(21)(24)(29)	LLC Interest		N/A	N/A	1,792	1,751	1,750	0.1	%
Amergin Asset Management, LLC (18)(20)(21)(24)(29)	Class A Units		N/A	N/A	50,000,000	—	—	0.0	%
						3,156	3,156	0.2	%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (18)(20)(21)(24)(29)	LP Interest		N/A	N/A	1,002	996	1,236	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (20)(21)(23)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	38,057	38,851	3.1	%
						39,053	40,087	3.2	%
Buildings and real estate
Associations Finance, Inc. (20)(21)(23)(24)	Preferred Stock		13.50% PIK	N/A	10,200,000	11,737	11,887	0.9	%
Dodge Construction Network Holdings, L.P. (20)(21)(24)(29)	Class A-2 Common Units		N/A	N/A	431,889	368	295	0.0	%
Dodge Construction Network Holdings, L.P. (13)(20)(21)(24)	Series A Preferred Units	S +	8.25%	N/A	—	9	6	0.0	%
						12,114	12,188	0.9	%
Business Services
Denali Holding, LP (dba Summit Companies) (20)(21)(24)(29)	Class A Units		N/A	N/A	41,874	425	643	0.1	%
Hercules Buyer, LLC (dba The Vincit Group) (20)(21)(22)(24)(29)	Common Units		N/A	N/A	350,000	350	392	0.0	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) (20)(21)(23)(24)	Perpetual Preferred Stock		11.75% PIK	N/A	400	441	448	0.0	%
						1,216	1,483	0.1	%
Consumer Products
ASP Conair Holdings LP (20)(21)(24)(29)	Class A Units		N/A	N/A	12,857	1,286	1,215	0.1	%
						1,286	1,215	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Food and beverage
H-Food Holdings, LLC (20)(21)(24)(29)	LLC Interest	N/A	N/A	1,625	1,625	388	0.0	%
Hissho Sushi Holdings, LLC (20)(21)(24)(29)	Class A units	N/A	N/A	7,502	75	100	0.0	%
					1,700	488	0.0	%
Healthcare equipment and services
KPCI Holdings, L.P. (20)(21)(24)(29)	Class A Units	N/A	N/A	5,665	6,014	8,267	0.7	%
Maia Aggregator, LP (20)(21)(24)(29)	Class A-2 Units	N/A	N/A	112,360	112	113	0.0	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (18)(20)(21)(23)(24)	Class A Units	8.00% PIK	N/A	1,370	1,854	1,858	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (18)(20)(21)(24)(29)	Class B Units	N/A	N/A	18,864	25	313	0.0	%
Rhea Acquisition Holdings, LP (20)(21)(24)(29)	Series A-2 Units	N/A	N/A	119,048	119	161	0.0	%
					8,124	10,712	0.8	%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist) (20)(21)(24)(29)	Class A Interests	N/A	N/A	1,291	1,291	1,138	0.1	%
KWOL Acquisition Inc. (20)(21)(24)(29)	Common Stock	N/A	N/A	30	301	301	—	%
Romulus Intermediate Holdings 1 Inc. (dba PetVet) (20)(21)(23)(24)	Series A Preferred Stock	15.00% PIK	N/A	1,720,596	1,687	1,686	0.1	%
XOMA Corporation (20)(21)(24)(29)	Warrants	N/A	N/A	600	4	4	—	%
XOMA Corporation (20)(21)(24)(29)	Warrants	N/A	N/A	600	4	4	—	%
XOMA Corporation (20)(21)(24)(29)	Warrants	N/A	N/A	600	4	4	0.0	%
					3,291	3,137	0.2	%
Healthcare technology
Minerva Holdco, Inc. (20)(21)(23)(24)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,175	1,156	0.1	%
					1,175	1,156	0.1	%
Household products
Evology, LLC (20)(21)(24)(29)	Class B Units	N/A	N/A	113	540	516	0.0	%
					540	516	0.0	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (20)(21)(23)(24)	Series A Preferred Stock	10.50% PIK	N/A	5,500	6,442	5,848	0.5	%
					6,442	5,848	0.5	%
Insurance
Evolution Parent, LP (dba SIAA) (20)(21)(24)(29)	LP Interest	N/A	N/A	8,919	892	1,050	0.1	%
Fifth Season Investments LLC (20)(21)(24)	Class A Units	N/A	N/A	1	2,091	2,091	0.2	%
GoHealth, Inc. (15)(20)(21)(29)	Common Stock	N/A	N/A	15,139	1,163	202	0.0	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (20)(21)(24)(29)	LP Interest	N/A	N/A	106	106	102	0.0	%
PCF Holdco, LLC (dba PCF Insurance Services) (20)(21)(24)(29)	Class A Units	N/A	N/A	2,513,848	6,375	11,633	0.9	%
					10,627	15,078	1.2	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (20)(21)(24)(29)	Class A Common Stock	N/A	N/A	3,000	300	235	0.0	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (20)(21)(24)(29)	Common Units	N/A	N/A	1,345,119	1,345	1,467	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (18)(20)(21)(24)(29)	LP Interest	N/A	N/A	31,406	31	34	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
MessageBird Holding B.V. (18)(20)(21)(24)(29)	Extended Series C Warrants		N/A	N/A	25,540	157	30	0.0	%
Project Alpine Co-Invest Fund, LP (18)(20)(21)(24)(29)	LP Interest		N/A	N/A	1,000	1,001	1,182	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (20)(21)(24)(29)	Common Units		N/A	N/A	819,817	820	910	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (20)(21)(23)(24)	Series A Preferred Stock		6.00% PIK	N/A	3,750	4,242	4,200	0.3	%
WMC Bidco, Inc. (dba West Monroe) (20)(21)(23)(24)	Senior Preferred Stock		11.25% PIK	N/A	2,385	2,986	2,860	0.2	%
						10,882	10,918	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (20)(21)(24)(29)	LP Interest		N/A	N/A	7,000	700	829	0.1	%
Windows Entities (18)(20)(21)(24)(25)	LLC Units		N/A	N/A	10,616	20,106	46,210	3.7	%
						20,806	47,039	3.8	%
Pharmaceuticals
LSI Financing 1 DAC (18)(20)(21)(24)	Preferred Equity		N/A	N/A	947,477	933	999	0.1	%
						933	999	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments						$121,345	$154,020	12.0	%
Total non-controlled/non-affiliated portfolio company investments						$2,011,352	$2,018,525	160.0	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (14)(20)(21)(28)	First lien senior secured loan	S +	8.00%	06/2026	5,950	5,932	5,949	0.5	%
Swipe Acquisition Corporation (dba PLI) (6)(14)(20)(21)(28)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	1,772	1,772	1,772	0.1	%
Swipe Acquisition Corporation (dba PLI) (6)(20)(21)(28)	Letter of Credit	S +	8.00%	06/2026	0	0	0	0.0	%
						7,704	7,721	0.6	%
Household products
Walker Edison Furniture Company LLC (12)(20)(21)(26)(28)	First lien senior secured loan	S +	6.75% PIK	03/2027	5,431	4,695	4,997	0.4	%
Walker Edison Furniture Company LLC (6)(17)(20)(21)(26)(28)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	0	0	-112	—	%
Walker Edison Furniture Company LLC (12)(20)(21)(26)(28)	First lien senior secured revolving loan	S +	6.25%	03/2027	2,247	2,247	2,101	0.2	%
						6,942	6,986	0.6	%
Total non-controlled/affiliated portfolio company debt investments						$14,646	$14,707	1.2	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (20)(21)(24)(28)(29)	Class A Common Units		N/A	N/A	10,755	5,952	12,121	1.0	%
						5,952	12,121	1.0	%
Household Products
Walker Edison Holdco LLC (20)(21)(24)(28)(29)	Common Units		N/A	N/A	49,159	4,750	511	0.0	%
						$4,750	$511	0.0	%
Total non-controlled/affiliated portfolio company equity investments						$10,702	$12,632	1.0	%
Total non-controlled/affiliated portfolio company investments						$25,348	$27,339	2.2	%
Total Investments						$2,036,700	$2,045,864	162.2	%
U ______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, or six-month LIBOR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(7)The interest rate on these loans is subject to PRIME, which as of December 31, 2023 was 8.50%.
(8)The interest rate on this loan is subject to SONIA, which as of December 31, 2023 was 5.19%.
(9)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2023 was 3.85%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(11)The interest rate on this loan is subject to 6 month EURIBOR, which as of December 31, 2023 was 3.86%.
(12)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(15)Level 1 investment.
(16)Level 2 investment.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)This portfolio company is not a qualifying asset under Section 55(a) of the1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
(19)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 5 “Debt.”
(20)Investment is not pledged as collateral for the SPV Asset Facilities.
(21)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(22)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(23)Investment does not contain a variable rate structure.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

(24)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $166.5 million, or 13.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(25)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of December 31, 2023. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(26)Loan was on non-accrual status as of December 31, 2023.
(27)As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $7.6 million based on a tax cost basis of $2.0 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $43.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $51.4 million.
(28)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2023	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$20,047	$35	$(220)	$(20)	$—	$—	$19,842	$108	$1,096	$441
Walker Edison Furniture Company LLC	—	11,693	—	(4,196)	—	—	7,497	2	—	—
Total	$20,047	$11,728	$(220)	$(4,216)	$—	$—	$27,339	$110	$1,096	$441
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
(29)Investment is non-income producing.
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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, three-, six- or twelve-month LIBOR), Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), British pound sterling LIBOR (“GBPLIBOR” or “G”), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
(21)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 5 “Debt.”
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$120,432	$101,473	$89,655
Net change in unrealized gain (loss)	17,089	(28,817)	24,503
Net realized gain (loss)	(7,728)	524	(2,144)
Net Increase (Decrease) in Net Assets Resulting from Operations	129,793	73,180	112,014
Distributions
Distributions declared from earnings(1)	(107,012)	(93,961)	(91,212)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(107,012)	(93,961)	(91,212)
Capital Share Transactions
Issuance of shares of common stock	—	—	71,776
Reinvestment of shareholders' distributions	48,104	41,973	41,615
Repurchased shares	(103,659)	(84,622)	(60,806)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(55,555)	(42,649)	52,585
Total Increase (Decrease) in Net Assets	(32,774)	(63,430)	73,387
Net Assets, at beginning of period	1,296,261	1,359,691	1,286,304
Net Assets, at end of period	$1,263,487	$1,296,261	$1,359,691
______________
(1)For the years ended December 31, 2023, 2022 and 2021, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$129,793	$73,180	$112,014
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(254,386)	(178,924)	(1,286,119)
Proceeds from investments and investment repayments, net	521,140	346,939	1,051,978
Net change in unrealized (gain) loss on investments	(15,806)	22,486	(29,037)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(2,822)	5,119	1,554
Net realized (gain) loss on investments	7,718	(928)	2,304
Net realized (gain) loss on foreign currency transactions relating to investments	5	254	(8)
Paid-in-kind interest and dividends	(33,757)	(26,890)	(10,034)
Net accretion/amortization of discount/premium on investments	(8,465)	(8,201)	(14,658)
Amortization of debt issuance costs	2,558	1,590	2,320
Amortization of offering costs	—	—	1,135
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	958	(3,582)	(4,906)
(Increase) decrease in receivable for investments sold	—	11,623	(3,758)
(Increase) decrease in prepaid expenses and other assets	419	(171)	1,347
Increase (decrease) in payables to affiliates	(1,282)	(116)	7,154
Increase (decrease) in accrued expenses and other liabilities	11,987	3,658	3,609
Net cash provided by (used in) operating activities	358,060	246,037	(165,105)
Cash Flows from Financing Activities
Borrowings on debt	900,000	186,000	780,000
Repayments of debt	(1,005,223)	(302,777)	(569,000)
Debt issuance costs	(12,910)	(1,904)	3,969
Proceeds from issuance of common shares	—	—	71,776
Distributions paid to shareholders	(57,160)	(49,526)	(49,597)
Repurchased shares	(103,659)	(84,622)	(60,806)
Net cash provided by (used in) financing activities	(278,952)	(252,829)	176,342
Net increase (decrease) in cash, including foreign cash	79,108	(6,792)	11,237
Cash, including foreign cash, beginning of period	47,275	54,067	42,830
Cash, including foreign cash, end of period	$126,383	$47,275	$54,067

Supplemental and Non-Cash Information
Interest paid during the period	$57,733	$46,249	$37,871
Distributions declared during the period	$107,012	$93,961	$91,212
Distribution payable	$4,210	$2,462	$—
Reinvestment of distributions during the period	$48,104	$41,973	$41,615
Taxes, including excise tax, paid during the period	$1,249	$240	$1,648
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements

Note 1. Organization and Principal Business
Blue Owl Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base.
The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company is treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
On February 28, 2017, the Company formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser.. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company has adopted a derivatives policy and complies with Rule 18f-4’s recordkeeping requirements.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $32.7 million, representing approximately 12.0% of investment income. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $26.2 million, representing approximately 12.0% of investment income. For the year ended December 31, 2021, PIK interest and PIK dividend income earned was $11.4 million, representing approximately 5.8% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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
Offering Expenses
Costs associated with the offering of common shares of the Company were capitalized as deferred offering expenses and were included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees. All remaining capitalized and unamortized offering expenses were expensed in the prior period in connection with the termination of the Company’s offering of common shares as of April 30, 2021.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must generally distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Consolidation
As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of December 31, 2023, the Company had payables to affiliates of $15.5 million, primarily comprised of $7.9 million of management fees and $6.7 million of accrued performance based incentive fees.
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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses of approximately $2.3 million, $2.0 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
The management fee is payable quarterly in arrears at an annual rate of 1.50% of the average value of the Company’s gross assets. The management fee for any partial quarter is appropriately prorated. The determination of gross assets reflects changes in the fair value of the Company’s portfolio investments. The fair value of derivatives and swaps held in the Company’s portfolio, which will not necessarily equal the notional value of such derivatives and swaps, is included in the calculation of gross assets.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred management fees of approximately $32.8 million, $35.1 million and $34.7 million, respectively.
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee will be based on the Company’s pre-incentive fee net investment income and a portion will be based on the Company’s capital gains. The portion of the incentive fee based on pre-incentive fee net investment income is determined and paid quarterly in arrears and equals (a) 100% of the pre-incentive fee net investment income between 1.5% quarterly preferred return, and 1.818%, referred to as the upper level breakpoint, of adjusted capital, plus (b) 17.5% of pre-incentive fee net investment income in excess of 1.818% of adjusted capital. Adjusted capital is defined as cumulative proceeds generated from sales of the Company’s common stock, including proceeds from the Company’s distribution reinvestment plan, net of sales load (upfront selling commissions and upfront dealer manager fees) reduced for (i) distributions paid to the Company’s shareholders that represent a return of capital on a tax basis and (ii) amounts paid for share repurchases pursuant to the Company’s share repurchase program, if any, measured as of the end of the immediately preceding calendar quarter. The quarterly preferred return of 1.5% and upper level breakpoint of 1.818% are also adjusted for the actual number of days in each calendar quarter.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
For the years ended December 31, 2023, 2022 and 2021, the Company incurred net investment income based incentive fees of $28.0 million, $21.3 million and $19.3 million, respectively.
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears, and equals 17.5% of cumulative realized capital gains from inception through the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
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
For the year ended December 31, 2023, the Company did not incur capital gains based incentive fees. For the year ended December 31, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million. For the year ended December 31, 2021, the Company accrued capital gains based incentive fees of $1.3 million.
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
For the years ended December 31, 2023 and 2022, subject to the 1.5% organization and offering cost cap, the Company did not accrue initial organization and offering expenses. For the year ended December 31, 2021, subject to the 1.5% organization and offering cost cap, the Company accrued initial organization and offering expenses of $0.4 million.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company.
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
Expense Support and Conditional Reimbursement Agreement
On February 6, 2017, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which was to ensure that no portion of the Company’s distributions to shareholders will represent a return of capital for U.S. federal income tax purposes. The Expense Support Agreement became effective as of April 4, 2017, the date that the Company met the minimum offering requirement and was terminated on November 7, 2023.
Pursuant to the Expense Support Agreement, prior to its termination on November 7, 2023, on a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment”.
Pursuant to the Expense Support Agreement, “Operating Expenses” was defined as all of the Company’s operating costs and expenses incurred, as determined in accordance with U.S. GAAP for investment companies. “Available Operating Funds” means the sum of (i) the Company’s estimated investment company taxable income (including realized net short-term capital gains reduced by realized net long-term capital losses), (ii) the Company’s realized net capital gains (including the excess of realized net long-term capital gains over realized net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies, if any (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company’s obligation to make Reimbursement Payments survives the termination of the Expense Support Agreement.
As of December 31, 2023, the amount of Expense Support Payments provided by the Adviser since inception is $32.8 million. Management believes that Reimbursement Payments by the Company to the Adviser were not probable under the terms of the Expense Support Agreement as of December 31, 2023.

Blue Owl Capital Corporation II
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
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”), with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,408,127	$1,400,246	$1,633,375	$1,614,367
Second-lien senior secured debt investments	455,907	440,071	484,086	467,560
Unsecured debt investments	40,619	38,895	36,708	32,663
Preferred equity investments	67,709	67,941	59,750	58,678
Common equity investments	64,338	98,711	55,033	86,224
Total Investments	$2,036,700	$2,045,864	$2,268,952	$2,259,492
The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2023		December 31, 2022
Advertising and media	1.0%		0.9%
Aerospace and defense	4.1		3.4
Asset based lending and fund finance(1)	2.2		1.4
Automotive	2.0		1.6
Buildings and real estate	3.0		4.2
Business services	3.5		3.1
Chemicals	2.6		2.7
Consumer products	5.3		4.5
Containers and packaging	1.7		1.4
Distribution	2.6		3.2
Education	1.0		1.2
Financial services	1.4		5.3
Food and beverage	8.4		7.4
Healthcare equipment and services	4.5		3.9
Healthcare providers and services	7.1		5.0
Healthcare technology	6.8		5.9
Household products	2.5		2.2
Human resource support services	1.5		1.4
Infrastructure and environmental services	0.5		0.4
Insurance(3)	8.5		7.9
Internet software and services	11.5		13.6
Leisure and entertainment	2.9		2.7
Manufacturing	7.5		7.0
Oil and gas	0.4		1.1
Pharmaceuticals(2)	0.0	(4)	—
Professional services	2.4		2.4
Specialty retail	3.4		3.2
Telecommunications	0.4		—
Transportation	1.3		3.0
Total	100.0%		100.0%
______________
(1)Includes investments in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
(2)Includes investment in LSI Financing 1 DAC (“LSI Financing”).
(3)Includes investments in Fifth Season Investment LLC (“Fifth Season”).
(4)Rounds to less than 0.1.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	18.7%	17.4%
Northeast	16.5	17.6
South	31.3	33.7
West	25.3	23.5
International	8.2	7.8
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 239% and 229% as of December 31, 2023 and December 31, 2022, respectively.
Debt obligations consisted of the below as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$60,000	$174,934	$58,715
SPV Asset Facility II	325,000	125,000	19,715	120,008
CLO XIII	260,000	260,000	—	257,764
2024 Notes	100,000	100,000	—	101,138
2026 Notes	350,000	350,000	—	343,473
Total Debt	$1,285,000	$895,000	$194,649	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest expense	$64,691	$48,420	$37,259
Amortization of debt issuance costs	2,558	1,590	2,320
Total Interest Expense	$67,249	$50,010	$39,579
Average interest rate	6.4%	4.4%	3.3%
Average daily borrowings	$956,970	$1,048,712	$1,069,485

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
SPV Asset Facilities
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
As part of the CLO XIII Transaction, the Company entered into a loan sale agreement with the CLO XIII Issuer dated as of the CLO XIII Closing Date, which provided for the contribution of approximately $36.4 million funded par amount of middle market

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
loans from the Company to the CLO XIII Issuer on the CLO XIII Closing Date and for future sales from the Company to the CLO XIII Issuer on an ongoing basis. No gain or loss will be recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO XIII Secured Notes. The remainder of the initial portfolio assets securing the CLO XIII Secured Notes consisted of approximately $298.5 million funded par amount of middle market loans purchased by the CLO XIII Issuer from ORCC II Financing LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XIII Closing Date between the CLO XIII Issuer and ORCC II Financing LLC and OR Lending II LLC, a wholly-owned subsidiary of the Company. The Company, ORCC II Financing LLC and OR Lending II LLC each made customary representations, warranties, and covenants to the CLO XIII Issuer under the applicable loan sale agreement.
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
Unsecured Notes
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
On October 21, 2020, the Company issued an additional $50 million aggregate principal amount of the 2024 Notes the Company issued an additional $100 million aggregate principal amount of the 2024 Notes in private placements in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The 2024 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a First Supplemental Indenture, dated as of November 26, 2019 (the “First Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The 2024 Notes will mature on November 26, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020. The 2024 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2024 Notes. The 2024 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated. The 2024 Notes are effectively subordinated, or junior, to any of the the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2024 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
price equal to 100% of the aggregate principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
On November 15, 2023, the Company caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, the Company redeemed in $350 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. As of December 31, 2023, $100 million in aggregate principal amount of the 2024 Notes remained outstanding.
2026 Notes
On November 15, 2023, the Company issued $350 million aggregate principal amount of its 8.450% notes due November 15, 2026 (the “2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The 2026 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of November 15, 2023 (the “Second Supplemental Indenture” and together with the Base Indenture, the “2026 Indenture”), between the Company and the Trustee. The 2026 Notes will mature on November 15, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 8.450% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2024. Concurrent with the issuance of the 2026 Notes, the Company entered into a Registration Rights Agreement (the “2026 Registration Rights Agreement”) for the benefit of the purchasers of the 2026 Notes. Pursuant to the 2026 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the 2026 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2026 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2026 Notes. If the Company fails to satisfy its registration obligations under the 2026 Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2026 Notes.
The 2026 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2026 Notes. The 2026 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated. The 2026 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2026 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The 2026 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the 2026 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2026 Indenture.
In addition, if a change of control repurchase event, as defined in the 2026 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$126,383	$—	$—	$126,383
Investments:
First-lien senior secured debt investments	$—	$10,034	$1,390,212	$1,400,246
Second-lien senior secured debt investments	—	25,806	414,265	440,071
Unsecured debt investments	—	634	38,261	38,895
Preferred equity investments	—	—	67,941	67,941
Common equity investments	202	—	98,509	98,711
Total Investments	$202	$36,474	$2,009,188	$2,045,864

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$47,275	$—	$—	47,275
Investments:
First-lien senior secured debt investments	$—	$1	$1,614,366	$1,614,367
Second-lien senior secured debt investments	—	13,798	453,762	467,560
Unsecured debt investments	—	569	32,094	32,663
Preferred equity investments	—	—	58,678	58,678
Common equity investments	158	—	86,066	86,224
Total Investments	$158	$14,368	$2,244,966	$2,259,492

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
Purchases of investments, net	238,950	(3)	—	2,685	4,417	246,049
Payment-in-kind	20,313	4,202	3,847	5,218	139	33,719
Proceeds from investments, net	(489,017)	(15,750)	(38)	(113)	(2)	(504,920)
Net change in unrealized gain (loss) on investments	10,898	(1,278)	2,294	1,304	3,139	16,357
Net realized gain (loss) on investments	(7,718)	—	(5)	—	—	(7,723)
Net accretion/amortization of discount/premium on investments	7,240	889	69	169	—	8,367
Transfers between investment types	(4,750)	—	—	—	4,750	—
Transfers into (out of) Level 3(1)	(70)	(27,557)	—	—	—	(27,627)
Fair value, end of period	$1,390,212	$414,265	$38,261	$67,941	$98,509	$2,009,188
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	147,763	9,037	1,545	11,828	8,751	178,924
Payment-in-kind	18,098	2,576	2,641	3,417	122	26,854
Proceeds from investments, net	(325,280)	(10,300)	(1,823)	(4,900)	(4,200)	(346,503)
Net change in unrealized gain (loss) on investments	(17,600)	(17,987)	(3,562)	(1,988)	14,861	(26,276)
Net realized gain (loss) on investments	61	—	(295)	773	137	676
Net accretion/amortization of discount/premium on investments	6,999	861	80	235	—	8,175
Transfers into (out of) Level 3(1)	—	(14,925)	(625)	—	—	(15,550)
Fair value, end of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2022, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

	As of and for the Year Ended December 31, 2021
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,542,401	$472,245	$7,182	$2,954	$37,604	$2,062,386
Purchases of investments, net	968,697	210,291	26,027	43,403	16,135	1,264,553
Payment-in-kind	6,377	—	1,606	1,949	104	10,036
Proceeds from investments, net	(757,784)	(202,853)	—	—	—	(960,637)
Net change in unrealized gain (loss) on investments	11,888	7,048	(739)	917	12,610	31,724
Net realized gain (loss) on investments	396	(4,503)	—	—	(58)	(4,165)
Net accretion/amortization of discount/premium on investments	12,225	2,272	57	90	—	14,644
Transfers into (out of) Level 3(1)	125	—	—	—	—	125
Fair value, end of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2021, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022	Net change in unrealized gain (loss) for the Year Ended December 31, 2021 on Investments Held at December 31, 2021(1)
First-lien senior secured debt investments	$3,078	$(18,145)	$10,121
Second-lien senior secured debt investments	(5,290)	(16,739)	2,624
Unsecured debt investments	2,294	(3,562)	(740)
Preferred equity investments	1,304	(1,932)	918
Common equity investments	3,551	15,066	12,613
Total Investments	$4,937	$(25,312)	$25,536

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,249,284	Yield Analysis	Market Yield	9.1% - 27.4% (12.7%)	Decrease
	140,928	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments	$412,776	Yield Analysis	Market Yield	11.4% - 39.5% (15.3%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3% - 13.3% (13.3%)	Increase
Unsecured debt investments	$37,334	Yield Analysis	Market Yield	10.6% - 17.2% (11.8%)	Decrease
	927	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$66,255	Yield Analysis	Market Yield	13.0% - 24.6% (16.0%)	Decrease
	1,686	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Common equity investments	$87,626	Market Approach	EBITDA Multiple	3.3x - 20.3x (7.8x)	Increase
	3,434	Market Approach	Revenue Multiple	1.9x - 14.7x (10.6x)	Increase
	5,561	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	1,858	Yield Analysis	Market Yield	7.9% - 7.9% (7.9%)	Decrease
	30	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

	As of December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,602,197	Yield Analysis	Market Yield	9.1% - 42.0% (13.0%)	Decrease
	8,789	Collateral Analysis	Recovery Rate	51.0% - 51.0% (51.0%)	Increase
	3,378	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Second-lien senior secured debt investments	$452,695	Yield Analysis	Market Yield	12.6% - 21.0% (16.1%)	Decrease
	1,068	Collateral Analysis	Recovery Rate	9.5% - 9.5% (9.5%)	Increase
Unsecured debt investments	$31,269	Yield Analysis	Market Yield	10.4% - 20.2% (12.4%)	Decrease
	825	Market Approach	EBITDA Multiple	14.3x - 14.3x (14.3x)	Increase
Preferred equity investments	$58,361	Yield Analysis	Market Yield	11.9% - 17.0% (13.9%)	Decrease
	309	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	9	Market Approach	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Common equity investments	$81,345	Market Approach	EBITDA Multiple	3.8x - 23.3x (8.2x)	Increase
	3,420	Market Approach	Revenue Multiple	1.8x - 16.6x (10.2x)	Increase
	1,283	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	18	Market Approach	Gross Profit Multiple	8.6x - 8.6x (8.6x)	Increase
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
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”), or some combination thereof and comparable market transactions typically would be used.

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

	December 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
SPV Asset Facility I	$58,715	$58,715	$374,084	$374,084
SPV Asset Facility II	120,008	120,008	172,397	172,397
CLO XIII	257,764	257,764	—	—
2024 Notes	101,138	98,750	450,192	428,625
2026 Notes	343,473	360,500	—	—
Total Debt	$881,098	$895,737	$996,673	$975,106
______________
(1)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $0.1 million, $3.6 million and $(0.2) million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	459,250	428,625
Level 3	436,487	546,481
Total Debt	$895,737	$975,106
Financial Instruments Not Carried at Fair Value
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$237	$387
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	296	2,500
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	17	2,424
ABB/Con-cise Optical Group LLC	First lien senior secured revolving loan	—	5
Adenza Group, Inc.	First lien senior secured delayed draw term loan	—	2,276
Adenza Group, Inc.	First lien senior secured revolving loan	—	3,496
Alera Group, Inc.	First lien senior secured delayed draw term loan	7,133	—
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	464	—
AmSpec Group, Inc. (fka AmSpec Services Inc.)	First lien senior secured revolving loan	—	1,938
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	150	—
Apex Service Partners, LLC	First lien senior secured revolving loan	59	19
Apptio, Inc.	First lien senior secured revolving loan	—	196
Aramsco, Inc.	First lien senior secured revolving loan	—	835
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,354	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	79
Associations, Inc.	First lien senior secured delayed draw term loan	3	300
Associations, Inc.	First lien senior secured revolving loan	3,974	6,146
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	991	826
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	295	345
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	36	52
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured delayed draw term loan	—	6,081
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	2,430	—
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,476	4,529
Brightway Holdings, LLC	First lien senior secured revolving loan	289	526
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured delayed draw term loan	—	259
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	122	19
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	—
CivicPlus, LLC	First lien senior secured revolving loan	141	213

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	—	72
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Diamondback Acquisition, Inc. (dba Sphera)	First lien senior secured delayed draw term loan	—	166
Douglas Products and Packaging Company LLC	First lien senior secured revolving loan	—	448
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	73	91
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	6,411	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	44
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,978	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	—
Finastra USA, Inc.	First lien senior secured revolving loan	288	—
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured delayed draw term loan	—	3
Fortis Solutions Group, LLC	First lien senior secured revolving loan	85	78
Gainsight, Inc.	First lien senior secured revolving loan	448	872
Galls, LLC	First lien senior secured revolving loan	3,417	2,802
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	2,039	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	29	66
Global Music Rights, LLC	First lien senior secured revolving loan	83	83
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	2,986
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured delayed draw term loan	—	712
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	38	1,459
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	56
Hometown Food Company	First lien senior secured revolving loan	—	376
Hyland Software, Inc.	First lien senior secured revolving loan	85	—
Ideal Tridon Holdings, Inc.	First lien senior secured revolving loan	—	564
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	434
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	—	250
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	60	83
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	—

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	269	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,868
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,857	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	654	326
Kaseya Inc.	First lien senior secured delayed draw term loan	30	32
Kaseya Inc.	First lien senior secured revolving loan	24	32
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	391	—
Lazer Spot Holdings, Inc. (f/k/a Lazer Spot GB Holdings, Inc.)	First lien senior secured revolving loan	—	7,542
Lignetics Investment Corp.	First lien senior secured delayed draw term loan	—	1,225
Lignetics Investment Corp.	First lien senior secured revolving loan	245	588
Litera Bidco LLC	First lien senior secured revolving loan	1,013	734
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	149	195
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	39	55
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,536
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,837	1,961
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured delayed draw term loan	—	226
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	32	34
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	429	31
Natural Partners, LLC	First lien senior secured revolving loan	68	68
Nelipak Holding Company	First lien senior secured USD revolving loan	640	752
Nelipak Holding Company	First lien senior secured EUR revolving loan	677	535
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured delayed draw term loan	—	406
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	2,727	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured delayed draw term loan	—	1,408
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,972	1,761
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,798	1,915
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	4,499	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,086	2,086

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	176	177
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	50	76
Pluralsight, LLC	First lien senior secured revolving loan	289	647
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	1,182	615
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	653	220
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	428	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	103
Smarsh Inc.	First lien senior secured delayed draw term loan	95	96
Smarsh Inc.	First lien senior secured revolving loan	8	48
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	573	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	772	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured delayed draw term loan	—	175
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	46
Tahoe Finco, LLC	First lien senior secured revolving loan	—	1,744
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	92
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured delayed draw term loan	—	198
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	67	91
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	941	—
The Shade Store, LLC	First lien senior secured revolving loan	82	164
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,455	1,871
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured delayed draw term loan	—	1,502
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	481	540
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	1,475
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	6,000	33

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	294
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	1,405	—
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	1,620	1,690
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	—
Total Unfunded Portfolio Company Commitments		$137,815	$127,646
As of December 31, 2023, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of the Company in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2023, of which $12.4 million has been charged to the Company pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Years Ended
	December 31, 2023		December 31, 2022		December 31, 2021
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offering	—	$—	—	$—	8,050,298	$73,299
Reinvestment of distributions	5,367,227	48,104	4,759,464	41,973	4,647,395	41,615
Repurchased Shares	(11,530,869)	(103,659)	(9,630,699)	(84,622)	(6,769,401)	(60,806)
Total shares/gross proceeds	(6,163,642)	(55,555)	(4,871,235)	(42,649)	5,928,292	54,108
Sales load	—	—	—	—	—	(1,523)
Total shares/net proceeds	(6,163,642)	$(55,555)	(4,871,235)	$(42,649)	5,928,292	$52,585

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Prior to the termination of the Company’s continuous public offering, in the event of a material decline in its net asset value per share, the Company’s Board reduced the offering price in order to establish a new net offering price per share. The Company will not sell shares at a net offering price below the net asset value per share unless the Company obtains the requisite approval from its shareholders. The changes to the Company’s offering price per share for the prior three fiscal years of the Company’s initial continuous public offering and associated approval and effective dates of such changes were as follows:

Approval Date	Effective Date	Gross Offering Price Per Share	Net Offering Price Per Share
January 6, 2021	January 6, 2021	$9.37	$8.90
March 23, 2021	March 24, 2021	$9.42	$8.95
The Company determined not to file additional post-effective amendments to its registration statement and terminated its offering as of April 30, 2021.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Subsequent to April 30, 2021, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 26, 2021	May 25, 2021	364,726	$8.93
June 30, 2021	June 29, 2021	450,718	$8.99
July 28, 2021	July 27, 2021	392,202	$8.95
August 25, 2021	August 24, 2021	389,897	$8.95
September 29, 2021	September 28, 2021	384,273	$9.00
October 27, 2021	October 26, 2021	387,954	$8.96
November 24, 2021	November 23, 2021	389,853	$8.95
December 29, 2021	December 28, 2021	387,939	$9.00
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock in each case thereafter, payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 30, 2024	Quarterly	0.030000	4,210
			Total	$0.745082	$107,012

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following table presents cash distributions per share that were declared during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
January 25, 2022	January 25, 2022	January 26, 2022	Monthly	$0.050180	$7,596
January 25, 2022	February 22, 2022	February 23, 2022	Monthly	0.050180	7,616
January 25, 2022	March 29, 2022	March 30, 2022	Monthly	0.050180	7,635
February 23, 2022	April 26, 2022	April 27, 2022	Monthly	0.050180	7,568
February 23, 2022	May 24, 2022	May 25, 2022	Monthly	0.050180	7,588
February 23, 2022	June 28, 2022	June 29, 2022	Monthly	0.050180	7,607
May 3, 2022	July 26, 2022	July 27, 2022	Monthly	0.050180	7,479
May 3, 2022	August 30, 2022	August 31, 2022	Monthly	0.050180	7,499
August 2, 2022	September 30, 2022	November 15, 2022	Quarterly	0.007589	1,120
May 3, 2022	September 27, 2022	September 28, 2022	Monthly	0.050180	7,519
August 2, 2022	October 25, 2022	October 26, 2022	Monthly	0.050180	7,406
August 2, 2022	November 29, 2022	November 30, 2022	Monthly	0.050180	7,429
August 2, 2022	December 27, 2022	December 28, 2022	Monthly	0.050180	7,448
November 1, 2022	December 31, 2022	February 2, 2023	Quarterly	0.016731	2,451
			Total	$0.626480	$93,961
The following table presents cash distributions per share that were declared during the year ended December 31, 2021:

	For the Year Ended December 31, 2021
Declaration Date	Record Date		Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 3, 2020	January 26, 2021	(1)	January 27, 2021	Monthly	$0.050180	$6,776
November 3, 2020	February 23, 2021	(1)	February 24, 2021	Monthly	0.050180	6,895
November 3, 2020	March 30, 2021	(1)	March 31, 2021	Monthly	0.050180	8,763
February 23, 2021	April 27, 2021	(1)	April 28, 2021	Monthly	0.050180	7,036
February 23, 2021	May 25, 2021	(1)	May 26, 2021	Monthly	0.050180	7,089
February 23, 2021	June 29, 2021	(1)	June 30, 2021	Monthly	0.050180	8,884
May 5, 2021	July 27, 2021		July 28, 2021	Monthly	0.050180	7,612
May 5, 2021	August 24, 2021		August 25, 2021	Monthly	0.050180	7,631
May 5, 2021	September 28, 2021		September 29, 2021	Monthly	0.050180	7,650
August 3, 2021	October 26, 2021		October 27, 2021	Monthly	0.050180	7,604
August 3, 2021	November 23, 2021		November 24, 2021	Monthly	0.050180	7,623
August 3, 2021	December 28, 2021		December 29, 2021	Monthly	0.050180	7,649
				Total	$0.602160	$91,212
______________
(1)The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, which were paid monthly to shareholders as of the weekly record date.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders pursuant to which shareholders that have “opted-in” may have the full amount of any cash distribution reinvested in additional shares of the Company’s common stock based on the net offering price per share calculated as if the Company’s offering had not been terminated. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of the Company’s common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
Through December 31, 2023, pursuant to the Expense Support Agreement which was terminated by the Adviser on November 7, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
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

	Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain (loss) on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

Blue Owl Capital Corporation II
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Years Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021
Increase (decrease) in net assets resulting from operations	$129,793	$73,180	$112,014
Weighted average shares of common stock outstanding—basic and diluted	144,043,515	150,071,461	151,511,486
Earnings per common share-basic and diluted	$0.90	$0.49	$0.74

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
($ in thousands)	2023(1)	2022	2021
Increase in net assets resulting from operations	$129,793	$73,180	$112,014
Adjustments:
Net unrealized (gain) loss on investments	(17,089)	28,817	(24,503)
Other income (loss) for tax purposes, not book	(12,230)	(8,146)	(792)
Deferred organization costs	265	(17)	68
Other book-tax differences	2,821	1,957	1,527
Realized gain/loss differences	7,957	866	6,884
Taxable Income	$111,517	$96,657	$95,198
______________
(1)Tax information for the fiscal year ended December 31, 2023 are estimates and are not final until the Company files its tax returns.
For the year ended December 31, 2023
Total distributions declared of $107.0 million resulted in a taxable dividend amount of $109.5 million that consisted of approximately $107.3 million of ordinary income and $2.2 million of long-term capital gains for the tax year ending December 31, 2023. For the calendar year ended December 31, 2023, on a tax basis, the Company had $10.4 million of undistributed ordinary income, $0.3 million of undistributed long term capital gains, as well as $2.2 million of net unrealized gains/(losses) on investments and $(4.1) million of other temporary differences. For the year ended December 31, 2023, 88.7% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $2.8 million principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $7.6 million based on a tax cost basis of $2.0 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $43.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $51.4 million.
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
As of December 31, 2022, the net estimated unrealized loss of U.S. federal income tax purposes was $21.5 million based on a tax cost basis of $2.3 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $61.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $40.4 million.

Blue Owl Capital Corporation II
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2023 the Company recorded a current tax benefit of approximately $0.1 million, and for the years ended December 31, 2022 and 2021 the Company recorded a current tax expense of $1.7 million and $1.0 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $9.1 million, $5.3 million and $4.0 million, as of December 31, 2023, 2022 and 2021 for taxable subsidiaries, respectively, which is significantly related to U.S. GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Years Ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021		2020		2019
Per share data:
Net asset value, at beginning of period	$8.85	$8.98	$8.84		$9.03		$8.97
Results of operations:
Net investment income(1)	0.84	0.68	0.59		0.64		0.64
Net realized and unrealized gain (loss)(4)	0.06	(0.18)	0.15		(0.17)		0.09
Net increase (decrease) in net assets resulting from operations	0.90	0.50	0.74		0.47		0.73
Shareholder distributions:
Distributions from net investment income(2)	(0.84)	(0.68)	(0.59)		(0.64)		(0.66)
Distributions from net realized gains(2)	—	—	—	(7)	—	(7)	(0.02)
Undistributed (distributions in excess of) net investment income and net realized gains(2)	0.09	0.05	(0.01)		(0.02)		—
Net increase (decrease) in net assets from shareholders' distributions	(0.75)	(0.63)	(0.60)		(0.66)		(0.68)
Capital share transactions:
Issuance of common stock above net asset value	—	—	—	(7)	—	(7)	0.01
Net increase in net assets resulting from capital share transactions	—	—	—		—		0.01
Net asset value, at end of period	$9.00	$8.85	$8.98		$8.84		$9.03

Total Return(5)(6)	10.4%	5.7%	7.9%		5.7%		7.1%

Ratios
Ratio of net expenses to average net assets(3)	11.9%	8.9%	8.0%		5.3%		7.6%
Ratio of net investment income to average net assets	9.4%	7.7%	6.7%		7.5%		7.1%
Portfolio turnover rate	11.8%	7.7%	43.6%		15.3%		19.4%

Supplemental Data
Weighted-average shares outstanding	144,043,515	150,071,461	151,511,486		129,370,000		76,023,995
Shares outstanding, end of period	140,341,642	146,505,284	151,376,519		145,448,227		106,034,790
Net assets, end of period	$1,263,487	$1,296,261	$1,359,691		$1,286,304		$957,279
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
(3)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the year ended December 31, 2023 and 2022, the total operating expenses to average net assets were 11.0% and 8.9%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
(6)Total return is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(7)The per share amount rounds to less than $0.01 per share.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 12. Subsequent Events
On February 21, 2024, the Board declared a monthly distribution for April 2024. The regular monthly cash distribution, in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 21, 2024, the Board declared a special distribution of $0.03 per share, payable on or before May 15, 2024 to shareholders of record as of March 31, 2024.
On January 12, 2024, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders and issuing banks from time to time parties thereto (each a “Revolving Credit Facility Lender” and collectively, the “Revolving Credit Facility Lenders”) and Sumitomo Mitsui Banking Corporation, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the closing date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for a term loan in an initial amount of $25,000,000 and a revolving credit facility in an initial amount of up to $225,000,000, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1,000,000,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Revolving Credit Facility Guarantor, subject to certain exceptions, and includes a $40,000,000 limit for swingline loans. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility.
The availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on January 12, 2028 and the Revolving Credit Facility will mature on January 12, 2029.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the prime rate plus a margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
Our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2026 annual meeting of shareholders; the terms of our Class II directors will expire at the 2024 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2025 annual meeting of shareholders.
Messrs. Kaye and Woolridge serve as Class I directors (with terms expiring in 2026). Mr. Temple and Ms. Weiler serve as Class II directors (with terms expiring in 2024). Messrs. D’Alelio and Packer serve as Class III directors (with terms expiring in 2025).
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 60	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2026	7	OBDC OBDC III OCIC OTF OTF II OTIC
Victor Woolridge, 67	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2026	7	OBDC OBDC III OCIC OTF OTF II OTIC
Christopher M. Temple, 56	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2024	7	OBDC OBDC III OCIC OTF OTF II OTIC Plains All American Pipeline Company HMT, LLC
Melissa Weiler, 59	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2024	7	OBDC OBDC III OCIC OTF OTF II OTIC Jefferies Financial Group Inc.
Edward D'Alelio, 71	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2025	7	OBDC OBDC III OCIC OTF OTF II OTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 57	Chief Executive Officer, President and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers President and Chief Executive Officer of the Blue Owl BDCs (5) Co-Head of Leveraged Finance in the Americas, Goldman Sachs	Class III Director since 2016; Term expires in 2025	7	OBDC OBDC III OCIC OTF OTF II OTIC Blue Owl Capital Inc. (“Blue Owl”)
______________
(1)The address for each director is c/o Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
(5)On January 12, 2024, OBDC III’s board of directors appointed Logan Nicholson to serve as OBDC III’s President. The role of President was previously held by Craig Packer, who continues to serve as OBDC III’s Chief Executive Officer and as a director.

Independent Directors
Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm managing over $3.5 billion of committed capital, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of the Plains GP Holdings, L.P. compensation committee since November 2020 and a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries and National HME, and currently serves on the boards of Loenbro, Inc. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since June 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania. Ms. Weiler joined the boards of directors of the Company, OBDC, OBDC III, OTF and OCIC in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board of Directors.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC III, OTF, OCIC, OTIC and OTF II in November 2021.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs, the President of each of the Blue Owl BDCs except OBDC III and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and the Company since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the boards of directors of OBDC III and OCIC since February 2020 and September 2020, respectively, and since June 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer also served as President of OBDC III since its inception until January 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member for the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met twenty times during 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
Committees of the Board
The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance can be accessed on the Company’s website at www.blueowlproducts.com.
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
The Audit Committee had nine formal meetings in 2023.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2023.
Director Nominations
Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.
Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC’s Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC’s rules.
Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company’s proxy statement for the preceding year’s annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.
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

The Nominating and Corporate Governance Committee’s goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.
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
The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.blueowlproducts.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlproducts.com or file a Form 8-K with the Securities and Exchange Commission.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	51	Chief Compliance Officer	2018
Bryan Cole	39	Chief Operating Officer	2017
Neena Reddy	46	Vice President and Secretary	2019
Jonathan Lamm	49	Chief Financial Officer	2021
Matthew Swatt	35	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	41	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Jennifer McMillon	46	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2022
The address for each of our executive officers is c/o Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.

Ms. Hager is a member of Blue Owl’s Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Cole is the Chief Financial Officer and Chief Operating Officer of each of OCIC and OTIC, the Chief Operating Officer of each of the Company and OBDC III, and is the Chief Accounting Officer and Co-Controller of each of OBDC, OTF and OTF II. Mr. Cole is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and a member of the Blue Owl’s Executive and Operating Committees . Prior to joining Owl Rock, the predecessor firm to Blue Owls’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Operating Officer and Chief Financial Officer of each of OBDC, OTF and OTF II, Chief Financial Officer of each of the Company and OBDC III and Vice President of each of OCIC and OTIC. Mr. Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer of the Company, OBDC III, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer of the Company, OBDC III, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. , a business development company traded on the NYSE , where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting officer of the Company, OBDC III, OCIC and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical

Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Adviser’s Diversified Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s credit platforms investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Jeff Walwyn, Patrick Linneman, Meenal Mehta and Logan Nicholson. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of certain Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The Investment Team performs a similar role for OBDC, OBDC III and OCIC, and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.” for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Jeff Walwyn	1979
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983

In addition to managing our investments, as of December 31, 2023, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,511.4
Blue Owl Capital Corporation III	Business development company	U.S. middle-market lending	$3,761.1
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$17,259.0
In addition, as of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,652.2
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$3,913.8
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$3,327.4

As of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed private funds (the “Blue Owl Private Credit Funds” and together with the Blue Owl BDCs, the “Blue Owl Credit Clients”) with a total of approximately $8.8 billion in gross assets.
The management and incentive fees payable by the Credit Clients are based on the gross assets or net assets and performance, respectively, of each Credit Client.
Biographical information regarding the members of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover serves as Co-Chief Executive Officer of Blue Owl, a member of the Blue Owl’s Executive Committee and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and the Company from 2016-2021, on the board of directors of OTF from 2018-2021, and on the boards of directors of OBDC III and OCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Marc S. Lipschultz
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and a member of the firm’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School, Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Alexis Maged
Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and the Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Jeff Walwyn
Mr. Walwyn is a Managing Director of Blue Owl, serves as the Head of Underwriting nontechnology for each of the Blue Owl Credit Advisers and serves as a member of the Adviser’s Diversified Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2017, Mr. Walwyn was a Managing Director with Guggenheim Partners from 2015 until 2017. Upon Apollo Global Management’s acquisition of Gulf Stream Asset management in 2011, Mr. Walwyn joined Apollo and was a Principal until 2014. Prior to its acquisition by Apollo, Mr. Walwyn was a Vice President at Gulf Stream Asset Management where he started in 2006. Earlier in his career, Mr. Walwyn worked in Investment Banking with JPMorgan. Mr. Walwyn received an M.B.A. from Duke University’s Fuqua School of Business and a B.A. from Cornell University and is a Chartered Financial Analyst.
Logan Nicholson
Mr. Nicholson is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of OBDC III and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC, OBDC III and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Meenal Mehta
Ms. Mehta is a Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received a MS in Management Studies with a specialization in Finance from NMIMS, Mumbai University, an MBA from Goizueta Business School, Emory University and a BS in Commerce and Economics from Sydenham College, Mumbai University.

Patrick Linneman
Mr. Linnemann is a Managing Director of Blue Owl, a member of the Adviser’s Investment Team and, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of March 1, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Annual Report, the term “Fund Complex” is defined to include the Blue Owl BDCs.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	None	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	over $100,000	over $100,000
Alexis Maged	None	over $100,000
Jeff Walwyn	None	None
Logan Nicholson	None	None
Meenal Mehta	None	$10,001 - $50,000
Patrick Linnemann	None	None
______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net asset value per share of the Company times the number of shares beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by members of the Diversified Lending Investment Committee, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock as of March 1, 2024, multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the Diversified Lending Investment Committee member, (2) the closing price per share of Blue Owl Capital Corporation III’s common stock as of March 1, 2024, multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the Diversified Lending Investment Committee member, (3) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock, beneficially owned by the Diversified Lending Investment Committee member, (4) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.’s common stock beneficially owned by the Diversified Lending Investment Committee member, (5) the current net asset value per share of Blue Owl Technology Finance Corp. II’s common stock, multiplied by the number of shares of Blue Owl Technology Finance Corp. II’s common stock beneficially owned by the Diversified Lending Investment Committee member, (6) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the Diversified Lending Investment Committee member and (7) the total dollar range of equity securities in the Company beneficially owned by the Diversified Lending Investment Committee member.

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
None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Diversified Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
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

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Nominating and Corporate Governance
$0 to < $2.5 billion	$150,000	$15,000	$10,000	$5,000
$2.5 billion to < $5 billion	$175,000	$15,000	$10,000	$5,000
$5 billion to < $10 billion	$200,000	$15,000	$10,000	$5,000
> $10 billion	$250,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$165,000	$165,000	$1,465,462
Christopher M. Temple	$160,000	$160,000	$1,430,462
Eric Kaye	$155,000	$155,000	$1,395,462
Melissa Weiler	$150,000	$150,000	$1,360,462
Victor Woolridge	$150,000	$150,000	$1,360,462

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 1, 2024 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 141,418,086 shares of our common stock outstanding as of March 1, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	116,667	*
Independent Directors
Edward D'Alelio	—	—%
Eric Kaye	—	—%
Christopher M. Temple	—	—%
Melissa Weiler	—	—%
Victor Woolridge	—	—%
Executive Officers
Karen Hager	—	—%
Bryan Cole	—	—%
Neena Reddy	—	—%
Jonathan Lamm	—	—%
Matthew Swatt	—	—%
Shari Withem	—	—%
Jennifer McMillon	—	—%
All officers and directors as a group (13 persons)(1)	116,667	*
______________
*Less than 1%.
(1)The address for each of the directors and officers is c/o Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 1, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Blue Owl Capital Corporation II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	over $100,000	over $100,000
Independent Directors
Edward D'Alelio	—	over $100,000
Eric Kaye	—	over $100,000
Christopher M. Temple	—	over $100,000
Melissa Weiler	—	over $100,000
Victor Woolridge	—	over $100,000
______________
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net asset value per share by the number of equity securities beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (a) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. times the number of shares of Blue Owl Technology Finance Corp. beneficially owned, (b) the product obtained by multiplying the current net offering price of Blue Owl Credit Income Corp., times the number of shares of Blue Owl Credit Income Corp. beneficially owned, (c) the product obtained by multiplying the closing price per share of Blue Owl Capital Corporation III as of March 1, 2024 times the number of shares of Blue Owl Capital Corporation III beneficially owned, (d) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. II times the number of shares of Blue Owl Technology Finance Corp. II beneficially owned, (e) the product obtained by multiplying the current net offering price of Blue Owl Technology Income Corp., times the number of shares of Blue Owl Technology Income Corp. beneficially owned, (f) the product obtained by multiplying the closing price of Blue Owl Capital Corporation common stock as of March 1, 2024 by the number of shares of Blue Owl Capital Corporation beneficially owned, and (g) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC (formerly, Blue Owl Securities LLC). In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At times we may compete with the Blue Owl Credit Clients for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Adviser and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other clients, including the Blue Owl Credit Clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.

Exemptive Relief
We, the Adviser and certain of our affiliates have been granted an order for exemptive relief (as amended, the “Order”) by the SEC to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, the Blue Owl Credit Advisers’ investment allocation policy incorporates the conditions of the Order. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the Order and that have investment objective similar to ours.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Material Non-Public Information
Our senior management, members of the Adviser’s Diversified Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, Woolridge and D’Alelio and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an “interested person” (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accounting Fees and Services.
KPMG LLP has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and December 31, 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company. A representative of KPMG LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2023 and December 31, 2022:

	For the Fiscal Year ended December 31, 2023	For the Fiscal Year ended December 31, 2022
Audit Fees(1)	$924,100	$784,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	373,425	240,860
All Other Fees(4)	—	—
Total Fees	$1,297,525	$1,025,360
______________
(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under “Audit Fees.”
(3)“Tax Fees” are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other than those stated above.
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
4.1
Indenture, dated as of November 26, 2019 by and between Owl Rock Capital Corporation II and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the current report on Form 8-K, filed November 26, 2019).

4.2
First Supplemental Indenture, dated as of November 26, 2019, relating to the 4.625% Notes due 2024, by and between Owl Rock Capital Corporation II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K, filed November 26, 3019).

4.3	Form of 4.625% Note due 2024 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to the current report on Form 8-K, filed November 26, 2019).
4.4
Second Supplemental Indenture, dated as of November 15, 2023, relating to the 8.450% Notes due 2026, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee.

4.5	Form of 8.450% Notes due 2026 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.2 hereto).
4.6	Form of 8.540% Notes due 2026 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.2 hereto).
4.7
Registration Rights Agreement, dated as of November 15, 2023, by and among Wells Fargo Securities, LLC, MUFG Securities Americas Inc., SMBC Nikko Securities America, Inc. Truist Securities, Inc., and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers.

4.8*	Description of Securities.
10.1
Third Amended and Restated Investment Advisory Agreement between Owl Rock Capital Corporation II and Owl Rock Capital Advisors LLC, dated May 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 19, 2021).

10.2	Form of Custodian Agreement (incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on N-2, filed on November 23, 2016).
10.3
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
10.5
Amended and Restated Expense Support and Conditional Reimbursement Agreement by and among the Registrant and our Adviser, dated August 8, 2017 (incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on N-2, filed on August 14, 2017).

10.6
Form of Sale and Contribution Agreement between Owl Rock Capital Corporation II and ORCC II Financing LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2017).

10.7
Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of March 11, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 12, 2019).

10.8
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

10.9
Sale and Contribution Agreement, dated as of April 14, 2020, between Owl Rock Capital Corporation II, as Seller and ORCC II Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed April 16, 2020).

10.10
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

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on February 23, 2021).
10.12
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

10.13
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

10.14	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2022).
10.15
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

10.16
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.17
Indenture and Security Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC, as Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.18
Collateral Management Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.19
Loan Sale Agreement, dated as of September 12, 2023, between Blue Owl Capital Corporation II, as Seller, and Owl Rock CLO XIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.20
Loan Sale Agreement, dated as of September 12, 2023, between ORCC II Financing LLC and OR Lending II LLC, as Sellers, and Owl Rock CLO XIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.21
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

Blue Owl Capital Corporation II

Date: March 6, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 6, 2024.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Shari Withem

/s/ Jennifer McMillon	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Jennifer McMillon