Form 10-Q
period 2024-03-31
Blue Owl Capital Corp II
filed 2024-05-13
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of May 10, 2024, the registrant had 135,543,274 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Supplementary Data.
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,955,436 and $2,011,352 respectively)	$1,961,891	$2,018,525
Non-controlled, affiliated investments (amortized cost of $26,876 and $25,348, respectively)	28,407	27,339
Total investments at fair value (amortized cost of $1,982,312 and $2,036,700, respectively)	1,990,298	2,045,864
Cash	97,360	124,556
Foreign cash (cost of $813 and $1,787, respectively)	812	1,827
Interest and dividend receivable	20,501	17,811
Prepaid expenses and other assets	6,024	495
Total Assets	$2,114,995	$2,190,553
Liabilities
Debt (net of deferred unamortized debt issuance costs of $15,774 and $13,902, respectively)	$850,804	$881,098
Payables to affiliates	15,661	15,545
Distribution payable	4,054	4,210
Payable for investments purchased	201	—
Accrued expenses and other liabilities	29,376	26,213
Total Liabilities	900,096	927,066
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 135,122,336 and 140,341,642 shares issued and outstanding, respectively	1,351	1,403
Additional paid-in-capital	1,206,335	1,253,305
Accumulated undistributed (overdistributed) earnings	7,213	8,779
Total Net Assets	1,214,899	1,263,487
Total Liabilities and Net Assets	$2,114,995	$2,190,553
Net Asset Value Per Share	$8.99	$9.00
______________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$53,384	$55,205
Payment-in-kind interest income	6,623	7,041
Dividend income	5,030	3,984
Other income	916	464
Total investment income from non-controlled, non-affiliated investments	65,953	66,694
Investment income from non-controlled, affiliated investments:
Interest income	308	260
Dividend income	110	221
Other Income	22	48
Total investment income from non-controlled, affiliated investments	440	529
Total Investment Income	66,393	67,223
Operating Expenses
Interest expense	19,362	15,934
Management fee	7,698	8,504
Performance based incentive fees	6,299	6,946
Professional fees	1,223	1,268
Directors' fees	195	195
Other general and administrative	1,048	767
Total Operating Expenses	35,825	33,614
Recoupment of expense support (Note 3)	—	5,857
Net Operating Expenses	35,825	39,471
Net Investment Income (Loss) Before Taxes	30,568	27,752
Income tax expense (benefit), including excise tax expense (benefit)	862	864
Net Investment Income (Loss)	$29,706	$26,888
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(729)	$11,014
Non-controlled, affiliated investments	(459)	44
Income tax (provision) benefit	1	(94)
Translation of assets and liabilities in foreign currencies	(19)	1,221
Total Net Change in Unrealized Gain (Loss)	(1,206)	12,185
Net realized gain (loss):
Non-controlled, non-affiliated investments	$—	$(7,752)
Foreign currency transactions	(635)	14
Total Net Realized Gain (Loss)	(635)	(7,738)
Total Net Realized and Change in Unrealized Gain (Loss)	(1,841)	4,447
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,865	$31,335
Earnings Per Share - Basic and Diluted	$0.20	$0.21
Weighted Average Shares Outstanding - Basic and Diluted	140,586,790	146,892,513

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Broadcast Music, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.75%	02/2030	$4,536	$4,425	$4,423	0.4	%
Broadcast Music, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	02/2030	—	(20)	(21)	—	%
Global Music Rights, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2030	9,869	9,677	9,869	0.8	%
Global Music Rights, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2029	—	(12)	—	—	%
Monotype Imaging Holdings Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	02/2031	19,219	19,076	19,069	1.6	%
Monotype Imaging Holdings Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(6)	—	—	%
Monotype Imaging Holdings Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(18)	(19)	—	%
						33,122	33,321	2.8	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation) (13)(21)	First lien senior secured loan	S +	7.25%	01/2026	38,598	38,480	39,272	3.2	%
Peraton Corp. (13)(16)(21)	Second lien senior secured loan	S +	7.75%	02/2029	14,494	14,341	14,516	1.2	%
Valence Surface Technologies LLC (13)(20)(21)	First lien senior secured loan	S +	7.75% (3.88% PIK)	06/2025	34,765	34,654	31,462	2.6	%
Valence Surface Technologies LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	06/2025	2,823	2,815	2,554	0.2	%
						90,290	87,804	7.2	%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (18)(20)(21)(23)	First lien senior secured loan		12.00% PIK	07/2030	2,207	2,207	2,207	0.2	%
AAM Series 2.1 Aviation Feeder, LLC (18)(20)(21)(23)	First lien senior secured loan		12.00% PIK	11/2030	2,584	2,584	2,584	0.2	%
Hg Genesis 8 Sumoco Limited (8)(18)(20)(21)	Unsecured facility	SA +	6.00% PIK	08/2025	£5,449	7,173	6,883	0.6	%
Hg Genesis 9 SumoCo Limited (10)(18)(20)(21)	Unsecured facility	E +	7.00% PIK	03/2027	€1,082	1,185	1,168	0.1	%
Hg Saturn Luchaco Limited (8)(18)(20)(21)	Unsecured facility	SA +	7.50% PIK	03/2026	£20,774	27,790	26,243	2.2	%
						40,939	39,085	3.3	%
Buildings and real estate
Associations, Inc. (13)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	07/2027	40,422	40,205	40,421	3.3	%
Associations, Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.50% (2.50% PIK)	06/2024	326	324	326	0.0	%
Associations, Inc. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	07/2027	3,155	3,121	3,155	0.3	%
REALPAGE, INC. (12)(16)(21)	Second lien senior secured loan	S +	6.50%	04/2029	6,500	6,431	6,430	0.5	%
						50,081	50,332	4.1	%
Business services
CIBT Global, Inc. (9)(13)(20)(21)	First lien senior secured loan	S +	5.25%	05/2026	168	104	113	0.0	%
CIBT Global, Inc. (9)(13)(20)(21)	Second lien senior secured loan	S +	7.75% PIK	12/2026	11,237	4,712	1,489	0.1	%
Denali BuyerCo, LLC (dba Summit Companies) (13)(20)(21)	First lien senior secured loan	S +	5.50%	09/2028	5,861	5,782	5,861	0.5	%
Denali BuyerCo, LLC (dba Summit Companies) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	09/2027	—	(1)	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Diamondback Acquisition, Inc. (dba Sphera) (12)(20)(21)	First lien senior secured loan	S +	5.50%	09/2028	624	615	618	0.1	%
Entertainment Benefits Group, LLC (12)(20)(21)	First lien senior secured loan	S +	5.25%	09/2025	843	840	847	0.1	%
Entertainment Benefits Group, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.25%	09/2025	53	53	54	0.0	%
Gainsight, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.75% PIK	07/2027	6,387	6,332	6,355	0.5	%
Gainsight, Inc. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	458	450	454	0.0	%
Hercules Borrower, LLC (dba The Vincit Group) (13)(21)	First lien senior secured loan	S +	6.25%	12/2026	27,911	27,694	27,911	2.3	%
Hercules Borrower, LLC (dba The Vincit Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(23)	—	0.0	%
Hercules Buyer, LLC (dba The Vincit Group) (20)(21)(22)(23)	Unsecured notes		0.48% PIK	12/2029	828	828	927	0.1	%
Kaseya Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00% (2.50% PIK)	06/2029	543	535	543	0.0	%
Kaseya Inc. (6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	—	—	—	0.0	%
Kaseya Inc.(13)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	06/2029	2	2	2	0.0	%
Kaseya Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	06/2029	8	8	8	0.0	%
KPSKY Acquisition, Inc. (dba BluSky) (13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2028	975	961	968	0.1	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	1	—	1	—	%
						48,892	46,151	3.8	%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC) (12)(21)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,276	22,275	1.8	%
Gaylord Chemical Company, L.L.C. (13)(21)	First lien senior secured loan	S +	6.00%	03/2027	26,871	26,719	26,804	2.2	%
Gaylord Chemical Company, L.L.C. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	03/2026	—	(10)	(7)	0.0	%
Velocity HoldCo III Inc. (dba VelocityEHS) (13)(20)(21)	First lien senior secured loan	S +	5.75%	04/2027	5,963	5,886	5,963	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	04/2026	46	43	46	0.0	%
						54,914	55,081	4.5	%
Consumer products
Conair Holdings LLC (12)(21)	Second lien senior secured loan	S +	7.50%	05/2029	42,256	41,756	42,045	3.5	%
Feradyne Outdoors, LLC (13)(20)(21)	First lien senior secured loan	S +	6.50% (3.95% PIK)	05/2026	644	644	591	0.0	%
Foundation Consumer Brands, LLC (13)(20)(21)	First lien senior secured loan	S +	6.25%	02/2027	3,179	3,121	3,179	0.3	%
Lignetics Investment Corp. (13)(20)(21)	First lien senior secured loan	S +	6.00%	11/2027	12,431	12,323	12,401	1.0	%
Lignetics Investment Corp. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2026	196	187	192	0.0	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (13)(20)(21)	First lien senior secured loan	S +	5.25%	03/2029	741	730	717	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	03/2029	—	(1)	(2)	0.0	%
WU Holdco, Inc. (dba Weiman Products, LLC) (13)(21)	First lien senior secured loan	S +	5.50%	03/2027	45,653	45,315	44,853	3.7	%
WU Holdco, Inc. (dba Weiman Products, LLC) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	03/2027	2,677	2,657	2,615	0.2	%
						106,732	106,591	8.8	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group) (13)(20)(21)	First lien senior secured loan	S +	6.00%	12/2026	1,886	1,852	1,858	0.2	%
Arctic Holdco, LLC (dba Novvia Group) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(24)	(20)	—	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (13)(20)(21)	First lien senior secured loan	S +	6.40%	10/2028	755	750	753	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.25%	09/2027	26	26	26	0.0	%
Fortis Solutions Group, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	10/2028	891	878	875	0.1	%
Fortis Solutions Group, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	10/2027	4	3	3	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (13)(20)(21)	First lien senior secured loan	S +	6.25%	05/2028	886	879	883	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.25%	05/2028	60	59	60	0.0	%
Pregis Topco LLC (12)(21)	Second lien senior secured loan	S +	6.75%	08/2029	30,000	29,622	30,000	2.5	%
						34,045	34,438	3.0	%
Distribution
ABB/Con-cise Optical Group LLC (13)(20)(21)	First lien senior secured loan	S +	7.50%	02/2028	850	841	829	0.1	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC) (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2029	29,156	28,880	29,011	2.4	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	787	765	783	0.1	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(23)	(12)	0.0	%
Endries Acquisition, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2028	18,565	18,432	18,425	1.5	%
Endries Acquisition, Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	06/2024	3,899	3,866	3,864	0.3	%
Endries Acquisition, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(13)	(13)	—	%
Offen, Inc. (12)(21)	First lien senior secured loan	S +	5.00%	06/2026	4,657	4,641	4,657	0.4	%
						57,389	57,544	4.8	%
Education
Pluralsight, LLC (13)(20)(21)	First lien senior secured loan	S +	8.00%	04/2027	20,640	20,514	17,235	1.4	%
Pluralsight, LLC (13)(20)(21)	First lien senior secured revolving loan	S +	8.00%	04/2027	1,294	1,288	1,081	0.1	%
						21,802	18,316	1.5	%
Energy equipment and services
Dresser Utility Solutions, LLC (12)(20)(21)	First lien senior secured loan	S +	5.50%	03/2029	9,440	9,347	9,346	0.8	%
Dresser Utility Solutions, LLC (6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	09/2025	—	—	—	—	%
Dresser Utility Solutions, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	03/2029	—	(12)	(12)	—	%
						9,335	9,334	0.8	%
Financial services
Blackhawk Network Holdings, Inc. (12)(16)(20)(21)	First lien senior secured loan	S +	5.00%	03/2029	15,000	14,700	15,009	1.2	%
Finastra USA, Inc. (14)(18)(20)(21)	First lien senior secured loan	S +	7.25%	09/2029	3,776	3,733	3,757	0.3	%
Finastra USA, Inc. (6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	7.25%	09/2029	73	69	71	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
KRIV Acquisition Inc. (dba Riveron) (13)(20)(21)	First lien senior secured loan	S +	6.50%	07/2029	1,053	1,024	1,032	0.1	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.50%	07/2025	—	(2)	(1)	0.0	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	07/2029	—	(4)	(3)	0.0	%
NMI Acquisitionco, Inc. (dba Network Merchants) (12)(20)(21)	First lien senior secured loan	S +	5.75%	09/2028	4,793	4,768	4,781	0.4	%
NMI Acquisitionco, Inc. (dba Network Merchants) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	09/2028	—	(1)	(1)	0.0	%
Smarsh Inc. (13)(20)(21)	First lien senior secured loan	S +	5.75%	02/2029	762	756	762	0.1	%
Smarsh Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	95	94	95	0.0	%
Smarsh Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	02/2029	3	3	3	0.0	%
						25,140	25,505	2.1	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark) (12)(20)(21)	Second lien senior secured loan	S +	7.00%	09/2029	5,000	4,968	5,000	0.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (12)(20)(21)	First lien senior secured loan	S +	7.50% (3.75% PIK)	09/2026	34,329	34,101	31,754	2.6	%
The Better Being Co., LLC (fka Nutraceutical International Corporation) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	7.50% (3.75% PIK)	09/2026	836	826	650	0.1	%
BP Veraison Buyer, LLC (dba Sun World) (13)(21)	First lien senior secured loan	S +	5.50%	05/2027	14,193	14,092	14,193	1.2	%
BP Veraison Buyer, LLC (dba Sun World) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	05/2027	—	(12)	—	0.0	%
Fiesta Purchaser, Inc. (dba Shearer's Foods) (12)(16)(20)(21)	First lien senior secured loan	S +	4.00%	02/2031	5,000	4,810	5,006	0.4	%
Fiesta Purchaser, Inc. (dba Shearer's Foods) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	4.50%	02/2029	114	90	114	0.0	%
H-Food Holdings, LLC (13)(16)(21)	First lien senior secured loan	S +	4.00%	05/2025	1	1	1	0.0	%
H-Food Holdings, LLC (9)(13)(21)	Second lien senior secured loan	S +	7.00%	03/2026	18,200	17,481	9,191	0.8	%
Hissho Sushi Merger Sub, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	05/2028	890	883	890	0.1	%
Hissho Sushi Merger Sub, LLC (6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	05/2028	—	—	—	0.0	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy) (12)(20)(21)	First lien senior secured loan	S +	6.25%	03/2027	1,000	988	993	0.1	%
Nellson Nutraceutical, LLC (12)(20)(21)	First lien senior secured loan	S +	5.75%	12/2025	25,736	25,515	25,286	2.1	%
Rushmore Investment III LLC (dba Winland Foods) (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2030	24,400	24,032	24,156	2.0	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (13)(21)	First lien senior secured loan	S +	4.50%	07/2025	4,773	4,752	4,630	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	4.50%	07/2025	569	569	539	0.0	%
Ultimate Baked Goods Midco, LLC (12)(21)	First lien senior secured loan	S +	6.25%	08/2027	16,129	15,875	16,129	1.3	%
Ultimate Baked Goods Midco, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	08/2027	—	(28)	—	0.0	%
						148,943	138,532	11.5	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Healthcare equipment and services
CSC MKG Topco LLC (dba Medical Knowledge Group) (12)(20)(21)	First lien senior secured loan	S +	5.75%	02/2029	839	826	831	0.1	%
Nelipak Holding Company (13)(20)(21)	First lien senior secured loan	S +	5.50%	03/2031	3,380	3,330	3,330	0.3	%
Nelipak Holding Company (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	03/2027	—	(10)	(10)	0.0	%
Nelipak Holding Company (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	03/2031	291	277	277	0.0	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A. (10)(20)(21)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€6,190	6,603	6,585	0.5	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A. (2)(6)(17)(20)(21)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	—	(19)	(19)	0.0	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A. (2)(6)(20)(21)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	—	(7)	(7)	0.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (13)(18)(21)	First lien senior secured loan	S +	5.50%	01/2028	23,846	23,606	23,846	2.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (2)(6)(13)(18)(20)(21)	First lien senior secured revolving loan	S +	5.50%	01/2028	—	(20)	—	0.0	%
Rhea Parent, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	02/2029	760	749	760	0.1	%
						35,335	35,593	3.0	%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC (12)(20)(21)	First lien senior secured loan	S +	5.25%	10/2030	2,536	2,500	2,511	0.2	%
Allied Benefit Systems Intermediate LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(3)	(1)	—	%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (12)(20)(21)	First lien senior secured loan	S +	5.50%	03/2025	995	995	995	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (14)(20)(21)	First lien senior secured loan	S +	6.25%	12/2029	4,111	4,032	4,049	0.3	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	12/2029	—	(10)	(8)	—	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (13)(21)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	19,936	19,829	19,488	1.6	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,683	1,669	1,644	0.1	%
Natural Partners, LLC (13)(18)(20)(21)	First lien senior secured loan	S +	4.50%	11/2027	913	900	913	0.1	%
Natural Partners, LLC (2)(6)(18)(20)(21)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	0.0	%
OB Hospitalist Group, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	09/2027	18,168	17,935	17,986	1.5	%
OB Hospitalist Group, Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,133	1,099	1,104	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (13)(20)(21)	First lien senior secured loan	S +	9.75% PIK	09/2028	13,787	13,622	13,615	1.1	%
Pacific BidCo Inc. (14)(18)(20)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	08/2029	1,748	1,713	1,735	0.1	%
Pacific BidCo Inc. (2)(6)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	—	0.0	%
PetVet Care Centers, LLC (12)(20)(21)	First lien senior secured loan	S +	6.00%	11/2030	15,244	15,097	15,168	1.2	%
PetVet Care Centers, LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(9)	—	—	%
PetVet Care Centers, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(21)	(10)	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Plasma Buyer LLC (dba PathGroup) (13)(20)(21)	First lien senior secured loan	S +	5.75%	05/2029	670	660	659	0.1	%
Plasma Buyer LLC (dba PathGroup) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	09/2025	5	5	5	0.0	%
Plasma Buyer LLC (dba PathGroup) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	05/2028	45	44	44	0.0	%
Premier Imaging, LLC (dba LucidHealth) (13)(20)(21)	First lien senior secured loan	S +	6.00%	01/2025	7,738	7,715	7,119	0.6	%
Premise Health Holding Corp. (13)(20)(21)	First lien senior secured loan	S +	5.50%	03/2031	8,087	7,967	7,966	0.7	%
Premise Health Holding Corp. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	03/2030	—	(14)	(14)	0.0	%
Quva Pharma, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	04/2028	11,523	11,299	11,494	0.9	%
Quva Pharma, Inc. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	04/2026	236	222	233	0.0	%
Tivity Health, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00%	06/2029	985	965	983	0.1	%
Unified Women's Healthcare, LP (12)(20)(21)	First lien senior secured loan	S +	5.47%	06/2029	7,550	7,497	7,550	0.6	%
Unified Women's Healthcare, LP (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(13)	—	—	%
Unified Women's Healthcare, LP (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	03/2026	—	(17)	—	—	%
Unified Women's Healthcare, LP (6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	—	—	—	%
Vermont Aus Pty Ltd (13)(18)(20)(21)	First lien senior secured loan	S +	5.65%	03/2028	980	962	973	0.1	%
XRL 1 LLC (dba XOMA) (20)(21)(23)	First lien senior secured loan		9.88%	12/2038	1,950	1,915	1,892	0.2	%
XRL 1 LLC (dba XOMA) (2)(6)(17)(20)(21)(23)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(2)	(5)	—	%
						118,550	118,088	9.7	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (13)(20)(21)	First lien senior secured loan	S +	5.75%	08/2028	661	654	656	0.1	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(3)	—	0.0	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	08/2026	28	27	27	—	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	905	893	892	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(1)	(1)	—	%
Imprivata, Inc. (13)(20)(21)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	0.1	%
Indikami Bidco, LLC (dba IntegriChain) (12)(20)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	2,160	2,112	2,127	0.2	%
Indikami Bidco, LLC (dba IntegriChain) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(3)	—	—	%
Indikami Bidco, LLC (dba IntegriChain) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.00%	06/2030	54	48	50	—	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(18)(21)	First lien senior secured loan	S +	6.50%	08/2026	38,769	38,541	37,701	3.1	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.50%	08/2026	2,712	2,692	2,637	0.2	%
Interoperability Bidco, Inc. (dba Lyniate) (13)(20)(21)	First lien senior secured loan	S +	7.00%	12/2026	14,061	14,005	13,780	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.00%	12/2024	429	425	406	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Ocala Bidco, Inc. (13)(21)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	34,332	33,754	33,903	2.8	%
Ocala Bidco, Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25% (2.75% PIK)	05/2024	2,107	2,044	2,081	0.2	%
Ocala Bidco, Inc. (13)(21)	Second lien senior secured loan	S +	10.50% PIK	11/2033	27,128	26,764	26,858	2.2	%
RL Datix Holdings (USA), Inc. (14)(18)(20)(21)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,876	10,000	0.8	%
RL Datix Holdings (USA), Inc. (14)(18)(20)(21)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,938	5,000	0.4	%
Datix Bidco Limited (dba RLDatix) (8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	1	870	805	0.1	%
Datix Bidco Limited (dba RLDatix) (8)(18)(20)(21)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	2	2,269	2,105	0.2	%
						140,779	139,909	11.6	%
Household products
Aptive Environmental, LLC (20)(21)(23)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,296	2,981	3,387	0.3	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(21)	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	34,259	34,085	33,916	2.8	%
HGH Purchaser, Inc. (dba Horizon Services) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	11/2026	—	(15)	(37)	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (12)(20)(21)	First lien senior secured loan	S +	5.75%	04/2029	515	507	514	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	236	232	235	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	04/2028	—	(1)	—	0.0	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (12)(20)(21)	Unsecured facility	S +	10.75% PIK	04/2032	199	195	198	0.0	%
SimpliSafe Holding Corporation (12)(20)(21)	First lien senior secured loan	S +	6.25%	05/2028	809	798	807	0.1	%
SimpliSafe Holding Corporation (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	27	26	27	0.0	%
						38,808	39,047	3.2	%
Human resource support services
Cornerstone OnDemand, Inc. (12)(20)(21)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,475	15,958	1.3	%
IG Investments Holdings, LLC (dba Insight Global) (13)(20)(21)	First lien senior secured loan	S +	6.00%	09/2028	9,046	8,918	8,978	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(8)	(5)	0.0	%
						25,385	24,931	2.0	%
Infrastructure and environmental services
FR Vision Holdings, Inc. (dba CHA Consulting) (13)(20)(21)	First lien senior secured loan	S +	5.50%	01/2031	5,376	5,323	5,322	0.4	%
FR Vision Holdings, Inc. (dba CHA Consulting) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	01/2026	453	440	442	0.0	%
FR Vision Holdings, Inc. (dba CHA Consulting) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	01/2030	—	(4)	(4)	0.0	%
KENE Acquisition, Inc. (dba Entrust Solutions Group) (13)(20)(21)	First lien senior secured loan	S +	5.25%	02/2031	2,222	2,178	2,177	0.2	%
KENE Acquisition, Inc. (dba Entrust Solutions Group) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(10)	(10)	0.0	%
KENE Acquisition, Inc. (dba Entrust Solutions Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	02/2031	—	(6)	(6)	0.0	%
LineStar Integrity Services LLC (13)(21)	First lien senior secured loan	S +	7.25%	02/2026	8,311	8,350	7,771	0.6	%
LineStar Integrity Services LLC (13)(20)(21)	First lien senior secured revolving loan	S +	7.25%	02/2026	1,597	1,573	1,493	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(20)(21)	First lien senior secured loan	S +	5.74%	03/2028	689	680	681	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	25	24	25	—	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	03/2028	—	(1)	(1)	0.0	%
						18,547	17,890	1.4	%
Insurance
Alera Group, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.25%	10/2028	7,277	7,165	7,277	0.6	%
Alera Group, Inc. (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	357	322	357	—	%
Brightway Holdings, LLC (14)(18)(20)(21)	First lien senior secured loan	S +	6.50%	12/2027	4,909	4,867	4,835	0.4	%
Brightway Holdings, LLC (6)(13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.50%	12/2027	79	75	71	0.0	%
Evolution BuyerCo, Inc. (dba SIAA) (13)(21)	First lien senior secured loan	S +	6.25%	04/2028	29,132	28,861	29,132	2.4	%
Evolution BuyerCo, Inc. (dba SIAA) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	828	796	823	0.1	%
Evolution BuyerCo, Inc. (dba SIAA) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(16)	—	0.0	%
Galway Borrower LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.00%	02/2026	—	(8)	(8)	0.0	%
Galway Borrower LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.25%	09/2028	32	30	30	0.0	%
Hyperion Refinance S.à r.l (dba Howden Group) (12)(16)(18)(20)(21)	First lien senior secured loan	S +	3.50%	02/2031	10,000	9,951	10,001	0.8	%
Integrity Marketing Acquisition, LLC (13)(20)(21)	First lien senior secured loan	S +	5.80%	08/2026	19,788	19,745	19,788	1.6	%
Integrity Marketing Acquisition, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	02/2025	514	482	514	0.0	%
Integrity Marketing Acquisition, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(7)	—	0.0	%
Norvax, LLC (dba GoHealth) (12)(21)	First lien senior secured loan	S +	7.50%	09/2025	16,515	16,307	16,103	1.3	%
Norvax, LLC (dba GoHealth) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	06/2025	—	(2)	(34)	0.0	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (12)(21)	First lien senior secured loan	S +	6.00%	11/2028	18,380	18,254	18,380	1.5	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(6)	—	0.0	%
PCF Midco II, LLC (dba PCF Insurance Services) (20)(21)(23)	First lien senior secured loan		9.00% PIK	10/2031	26,623	24,908	24,892	2.0	%
Tempo Buyer Corp. (dba Global Claims Services) (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2028	687	677	685	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.00%	08/2027	42	41	41	0.0	%
THG Acquisition, LLC (dba Hilb) (12)(21)	First lien senior secured loan	S +	5.75%	12/2026	24,594	24,324	24,594	2.0	%
THG Acquisition, LLC (dba Hilb) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	12/2025	665	652	665	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (14)(20)(21)	First lien senior secured loan	S +	5.75%	07/2027	1,651	1,631	1,643	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	07/2027	—	(2)	(1)	0.0	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (13)(20)(21)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,591	1,576	1,591	0.1	%
						160,623	161,379	13.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Internet software and services
3ES Innovation Inc. (dba Aucerna) (13)(18)(21)	First lien senior secured loan	S +	6.75%	05/2025	10,563	10,528	10,563	0.9	%
3ES Innovation Inc. (dba Aucerna) (6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	05/2025	300	298	300	0.0	%
Anaplan, Inc. (13)(21)	First lien senior secured loan	S +	6.50%	06/2029	8,508	8,439	8,508	0.7	%
Anaplan, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(7)	—	0.0	%
Aptean Acquiror, Inc. (dba Aptean) (13)(20)(21)	First lien senior secured loan	S +	5.25%	01/2031	3,926	3,888	3,887	0.3	%
Aptean Acquiror, Inc. (dba Aptean) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	35	31	31	0.0	%
Aptean Acquiror, Inc. (dba Aptean) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(4)	(4)	0.0	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.) (12)(20)(21)	First lien senior secured loan	S +	6.50%	03/2031	653	643	643	0.1	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	—	(11)	(11)	0.0	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(4)	(4)	0.0	%
Bayshore Intermediate #2, L.P. (dba Boomi) (13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	10/2028	19,158	18,915	19,014	1.6	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.75%	10/2027	165	149	156	0.0	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	12/2026	10,856	10,798	10,856	0.9	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(11)	—	0.0	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2027	2,974	2,929	2,870	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2027	64	61	57	0.0	%
Crewline Buyer, Inc. (dba New Relic) (13)(20)(21)	First lien senior secured loan	S +	6.75%	11/2030	4,517	4,452	4,472	0.4	%
Crewline Buyer, Inc. (dba New Relic) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(7)	(5)	—	%
Delinea Buyer, Inc. (f/k/a Centrify) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	12,905	12,700	12,841	1.1	%
Delinea Buyer, Inc. (f/k/a Centrify) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(19)	(7)	0.0	%
CivicPlus, LLC (13)(20)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	08/2027	2,554	2,538	2,554	0.2	%
CivicPlus, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	08/2027	—	(1)	—	0.0	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (13)(20)(21)	Unsecured notes	S +	11.75% PIK	06/2034	541	530	541	0.0	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (14)(21)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,868	40,100	3.3	%
EET Buyer, Inc. (dba e-Emphasys) (13)(20)(21)	First lien senior secured loan	S +	6.50%	11/2027	891	885	891	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	11/2027	18	18	18	0.0	%
Forescout Technologies, Inc. (13)(21)	First lien senior secured loan	S +	8.00%	08/2026	9,841	9,796	9,890	0.8	%
Forescout Technologies, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	8.00%	07/2024	—	(20)	—	0.0	%
Forescout Technologies, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	8.00%	08/2026	—	(3)	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Granicus, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.75% (2.25% PIK)	01/2031	3,873	3,835	3,835	0.3	%
Granicus, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75% (2.25% PIK)	01/2026	—	(3)	(3)	0.0	%
Granicus, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(5)	(5)	0.0	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (12)(18)(20)(21)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,368	14,544	1.2	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (2)(6)(18)(20)(21)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(47)	—	0.0	%
Hyland Software, Inc. (12)(20)(21)	First lien senior secured loan	S +	6.00%	09/2030	1,795	1,770	1,768	0.1	%
Hyland Software, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(1)	(1)	0.0	%
Icefall Parent, Inc. (dba EngageSmart) (13)(20)(21)	First lien senior secured loan	S +	6.50%	01/2030	4,049	3,970	3,968	0.3	%
Icefall Parent, Inc. (dba EngageSmart) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(7)	(8)	0.0	%
Litera Bidco LLC (12)(21)	First lien senior secured loan	S +	5.25%	05/2026	25,845	25,663	25,845	2.1	%
Litera Bidco LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	05/2026	—	(3)	—	0.0	%
MessageBird BidCo B.V. (12)(18)(21)	First lien senior secured loan	S +	6.75%	04/2027	5,867	5,791	5,867	0.5	%
MINDBODY, Inc. (13)(21)	First lien senior secured loan	S +	7.00%	09/2025	10,944	10,923	10,917	0.9	%
MINDBODY, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	09/2025	—	(2)	(3)	0.0	%
Ministry Brands Holdings, LLC (12)(20)(21)	First lien senior secured loan	S +	5.50%	12/2028	762	751	747	0.1	%
Ministry Brands Holdings, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	12/2027	7	6	5	0.0	%
PDI TA Holdings, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.50%	02/2031	3,603	3,549	3,548	0.3	%
PDI TA Holdings, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(13)	(14)	0.0	%
PDI TA Holdings, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	02/2031	—	(6)	(6)	0.0	%
Project Alpha Intermediate Holding, Inc. (dba Qlik) (13)(16)(20)(21)	First lien senior secured loan	S +	4.75%	10/2030	10,000	9,809	10,047	0.8	%
QAD, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.38%	11/2027	4,340	4,288	4,307	0.4	%
QAD, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(7)	(4)	0.0	%
Securonix, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00%	04/2028	847	841	780	0.1	%
Securonix, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	04/2028	—	(1)	(12)	0.0	%
Thunder Purchaser, Inc. (dba Vector Solutions) (13)(20)(21)	First lien senior secured loan	S +	5.75%	06/2028	14,657	14,564	14,620	1.2	%
Thunder Purchaser, Inc. (dba Vector Solutions) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	06/2027	810	802	807	0.1	%
When I Work, Inc. (13)(20)(21)	First lien senior secured loan	S +	7.00% PIK	11/2027	878	872	856	0.1	%
When I Work, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(4)	0.0	%
						229,085	230,562	19.1	%
Leisure and entertainment
Troon Golf, L.L.C. (13)(21)	First lien senior secured loan	S +	5.50%	08/2027	59,949	59,763	59,948	4.9	%
Troon Golf, L.L.C. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2026	—	(11)	—	0.0	%
						59,752	59,948	4.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Manufacturing
FARADAY BUYER, LLC (dba MacLean Power Systems) (13)(18)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	17,881	17,545	17,613	1.4	%
FARADAY BUYER, LLC (dba MacLean Power Systems) (2)(6)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(17)	(9)	—	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (12)(20)(21)	Second lien senior secured loan	S +	8.25%	12/2028	6,300	6,191	6,284	0.5	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (13)(21)	First lien senior secured loan	S +	6.00%	07/2027	12,671	12,593	12,671	1.0	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	07/2027	—	(10)	—	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (13)(20)(21)	First lien senior secured loan	S +	4.50%	07/2026	192	186	148	0.0	%
Loparex Midco BV (13)(20)(21)	First lien senior secured loan	S +	6.00%	02/2027	200	200	200	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (13)(20)(21)	Second lien senior secured loan	S +	8.75%	07/2027	28,000	26,969	20,650	1.7	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (12)(21)	First lien senior secured loan	S +	4.50%	06/2026	3,400	3,388	3,392	0.3	%
Sonny's Enterprises, LLC (13)(21)	First lien senior secured loan	S +	6.75%	08/2028	43,825	43,265	43,824	3.6	%
Sonny's Enterprises, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	626	613	626	0.1	%
Sonny's Enterprises, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.75%	08/2027	—	(41)	—	0.0	%
						110,882	105,399	8.6	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (13)(20)(21)	First lien senior secured loan	S +	7.00%	05/2026	7,776	7,736	7,776	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(1)	—	0.0	%
						7,735	7,776	0.6	%
Pharmaceuticals
BridgeBio Pharma, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.75%	01/2029	4,500	4,493	4,455	0.4	%
						4,493	4,455	0.4	%
Professional services
Apex Group Treasury, LLC (7)(18)(20)(21)	Second lien senior secured loan	P +	5.75%	07/2029	11,618	11,471	11,560	1.0	%
Apex Service Partners, LLC (13)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	813	794	795	0.1	%
Apex Service Partners, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	7.00% (2.00% PIK)	10/2025	106	103	103	0.0	%
Apex Service Partners, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	10/2029	24	23	23	—	%
Gerson Lehrman Group, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2027	10,392	10,304	10,300	0.8	%
Gerson Lehrman Group, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(4)	(5)	0.0	%
Guidehouse Inc. (12)(20)(21)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	919	919	917	0.1	%
Relativity ODA LLC (12)(21)	First lien senior secured loan	S +	6.50%	05/2027	17,320	17,189	17,320	1.4	%
Relativity ODA LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	05/2027	—	(12)	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics) (13)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2026	11,045	10,984	11,045	0.9	%
Sensor Technology Topco, Inc. (dba Humanetics) (10)(20)(21)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2026	€1,992	2,152	2,151	0.2	%
Sensor Technology Topco, Inc. (dba Humanetics) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.50%	05/2026	563	558	563	0.0	%
						54,481	54,772	4.5	%
Specialty retail
Galls, LLC (13)(20)(21)	First lien senior secured loan	S +	6.50% (1.50% PIK)	03/2030	16,004	15,765	15,750	1.3	%
Galls, LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	03/2026	—	(33)	(18)	0.0	%
Galls, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50% (1.50% PIK)	03/2030	321	289	287	0.0	%
Milan Laser Holdings LLC (13)(21)	First lien senior secured loan	S +	5.00%	04/2027	22,406	22,278	22,406	1.8	%
Milan Laser Holdings LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.00%	04/2026	—	(15)	—	0.0	%
Notorious Topco, LLC (dba Beauty Industry Group) (13)(21)	First lien senior secured loan	S +	6.75%	11/2027	25,894	25,638	24,405	2.0	%
Notorious Topco, LLC (dba Beauty Industry Group) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	05/2027	704	686	583	0.0	%
The Shade Store, LLC (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2029	2,222	2,203	2,194	0.2	%
The Shade Store, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2028	68	67	65	0.0	%
						66,878	65,672	5.3	%
Telecommunications
EOS U.S. Finco LLC (13)(16)(18)(20)(21)	First lien senior secured loan	S +	6.00%	10/2029	8,540	8,148	6,969	0.6	%
EOS U.S. Finco LLC (6)(13)(16)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	05/2026	35	7	(169)	0.0	%
Park Place Technologies, LLC (12)(20)(21)	First lien senior secured loan	S +	5.25%	03/2031	2,356	2,333	2,333	0.2	%
Park Place Technologies, LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	09/2025	—	(2)	(2)	0.0	%
Park Place Technologies, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	03/2030	—	(3)	(3)	0.0	%
PPT Holdings III, LLC (dba Park Place Technologies) (20)(21)(23)	First lien senior secured loan		12.75% PIK	03/2034	750	731	731	0.1	%
						11,214	9,859	0.9	%
Transportation
Lytx, Inc. (12)(21)	First lien senior secured loan	S +	6.75%	02/2028	23,668	23,534	23,668	1.9	%
Motus Group, LLC (13)(21)	Second lien senior secured loan	S +	6.50%	12/2029	3,615	3,587	3,579	0.3	%
						27,121	27,247	2.2	%
Total non-controlled/non-affiliated portfolio company debt investments						$1,831,292	$1,804,561	148.7	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (6)(11)(18)(20)(21)(24)	LLC Interest		N/A	N/A	1,497	1,497	1,497	0.1	%
AAM Series 2.1 Aviation Feeder, LLC (6)(11)(18)(20)(21)(24)	LLC Interest		N/A	N/A	1,727	1,729	1,727	0.1	%
Amergin Asset Management, LLC (11)(18)(20)(21)(24)	Class A Units		N/A	N/A	50,000,000	—	—	0.0	%
						3,226	3,224	0.2	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Automotive Services
CD&R Value Building Partners I, L.P. (dba Belron) (11)(18)(20)(21)(24)(28)	LP Interest		N/A	N/A	1,000	996	1,245	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (20)(21)(23)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	38,763	39,530	3.3	%
						39,759	40,775	3.4	%
Buildings and real estate
Associations Finance, Inc. (20)(21)(23)(24)	Preferred Stock		13.50% PIK	N/A	10,200,000	12,148	12,288	1.0	%
Dodge Construction Network Holdings, L.P. (11)(20)(21)(24)	Class A-2 Common Units		N/A	N/A	431,889	368	295	0.0	%
Dodge Construction Network Holdings, L.P. (13)(20)(21)(24)	Series A Preferred Units	S +	8.25%	N/A	—	9	6	0.0	%
						12,525	12,589	1.0	%
Business Services
Denali Holding, LP (dba Summit Companies) (11)(20)(21)(24)	Class A Units		N/A	N/A	41,874	425	679	0.1	%
Hercules Buyer, LLC (dba The Vincit Group) (11)(20)(21)(22)(24)	Common Units		N/A	N/A	350,000	350	392	0.0	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) (20)(21)(24)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	400	468	475	0.0	%
						1,243	1,546	0.1	%
Consumer Products
ASP Conair Holdings LP (11)(20)(21)(24)	Class A Units		N/A	N/A	12,857	1,286	1,270	0.1	%
						1,286	1,270	0.1	%
Food and beverage
H-Food Holdings, LLC (11)(20)(21)(24)	LLC Interest		N/A	N/A	1,625	1,625	100	0.0	%
Hissho Sushi Holdings, LLC (11)(20)(21)(24)	Class A units		N/A	N/A	7,502	75	104	0.0	%
						1,700	204	0.0	%
Healthcare equipment and services
KPCI Holdings, L.P. (11)(20)(21)(24)	Class A Units		N/A	N/A	5,665	6,014	9,563	0.8	%
Maia Aggregator, LP (11)(20)(21)(24)	Class A-2 Units		N/A	N/A	112,360	112	113	0.0	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (18)(20)(21)(23)(24)	Class A Units		8.00% PIK	N/A	1,370	1,891	1,854	0.2	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (11)(18)(20)(21)(24)	Class B Units		N/A	N/A	18,864	25	332	0.0	%
Rhea Acquisition Holdings, LP (11)(20)(21)(24)	Series A-2 Units		N/A	N/A	119,048	119	161	0.0	%
						8,161	12,023	1.0	%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist) (11)(20)(21)(24)	Class A Interests		N/A	N/A	1,291	1,291	1,138	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (11)(20)(21)(24)	Class A Interest		N/A	N/A	30	301	301	—	%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers) (20)(21)(23)(24)	Series A Preferred Stock		15.00% PIK	N/A	1,786,552	1,754	1,751	0.1	%
XOMA Corporation (11)(20)(21)(24)	Warrants		N/A	N/A	1,800	12	20	—	%
						3,358	3,210	0.2	%
Healthcare technology
Minerva Holdco, Inc. (20)(21)(23)(24)	Series A Preferred Stock		10.75% PIK	N/A	1,000	1,208	1,172	0.1	%
						1,208	1,172	0.1	%
Household products
Evology, LLC (11)(20)(21)(24)	Class B Units		N/A	N/A	113	540	516	0.0	%
						540	516	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (20)(21)(23)(24)	Series A Preferred Stock		10.50% PIK	N/A	5,500	6,796	6,264	0.5	%
						6,796	6,264	0.5	%
Insurance
Evolution Parent, LP (dba SIAA) (11)(20)(21)(24)	LP Interest		N/A	N/A	8,919	892	1,015	0.1	%
Fifth Season Investments LLC (20)(21)(24)	Class A Units		N/A	N/A	1	3,011	3,110	0.3	%
GoHealth, Inc. (11)(15)(20)(21)	Common Stock		N/A	N/A	15,139	1,163	159	0.0	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (11)(20)(21)(24)	LP Interest		N/A	N/A	105	106	102	0.0	%
PCF Holdco, LLC (dba PCF Insurance Services) (11)(20)(21)(24)	Class A Units		N/A	N/A	2,513,848	6,376	11,081	0.9	%
						11,548	15,467	1.3	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (11)(20)(21)(24)	Class A Common Stock		N/A	N/A	3,000	300	219	0.0	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (11)(20)(21)(24)	Common Units		N/A	N/A	1,345,119	1,345	1,467	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (11)(18)(20)(21)(24)	LP Interest		N/A	N/A	31,406	31	34	0.0	%
MessageBird Holding B.V. (11)(18)(20)(21)(24)	Extended Series C Warrants		N/A	N/A	25,540	157	32	0.0	%
Project Alpine Co-Invest Fund, LP (11)(18)(20)(21)(24)	LP Interest		N/A	N/A	1,000	1,001	1,182	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (11)(20)(21)(24)	Common Units		N/A	N/A	819,817	820	885	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (20)(21)(23)(24)	Series A Preferred Stock		6.00% PIK	N/A	3,750	4,328	4,295	0.4	%
WMC Bidco, Inc. (dba West Monroe) (20)(21)(23)(24)	Senior Preferred Stock		11.25% PIK	N/A	2,385	3,074	2,925	0.2	%
						11,056	11,039	0.9	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (11)(20)(21)(24)	LP Interest		N/A	N/A	7,000	700	829	0.1	%
Windows Entities (18)(20)(21)(24)(25)	LLC Units		N/A	N/A	10,616	20,106	46,210	3.8	%
						20,806	47,039	3.9	%
Pharmaceuticals
LSI Financing 1 DAC (6)(18)(20)(21)(24)	Preferred Equity		N/A	N/A	928,838	932	992	0.1	%
						932	992	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments						$124,144	$157,330	12.8	%
Total non-controlled/non-affiliated portfolio company investments						$1,955,436	$1,961,891	161.5	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (13)(20)(21)(27)	First lien senior secured loan	S +	8.00%	06/2026	8,443	8,434	8,443	0.7	%
Swipe Acquisition Corporation (dba PLI) (6)(13)(20)(21)(27)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	210	204	210	0.0	%
Swipe Acquisition Corporation (dba PLI) (6)(20)(21)(27)	Letter of Credit	S +	8.00%	06/2026	—	—	—	—	%
						8,638	8,653	0.7	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(19)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(26)	Fair Value	Percentage of Net Assets
Household products
Walker Edison Furniture Company LLC (9)(12)(20)(21)(27)	First lien senior secured loan	S +	6.75% PIK	03/2027	5,669	4,698	4,961	0.4	%
Walker Edison Furniture Company LLC (6)(9)(13)(17)(20)(21)(27)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	593	590	417	—	%
Walker Edison Furniture Company LLC (9)(12)(20)(21)(27)	First lien senior secured revolving loan	S +	6.25%	03/2027	2,247	2,247	2,051	0.2	%
						7,535	7,429	0.6	%
Total non-controlled/affiliated portfolio company debt investments						$16,173	$16,082	1.3	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (11)(20)(21)(24)(27)	Class A Common Units		N/A	N/A	10,755	5,952	12,121	1.0	%
						5,952	12,121	1.0	%
Household Products
Walker Edison Holdco LLC (11)(20)(21)(24)(27)	Common Units		N/A	N/A	49,159	4,751	204	0.0	%
						4,751	204	0.0	%
Total non-controlled/affiliated portfolio company equity investments						$10,703	$12,325	1.0	%
Total non-controlled/affiliated portfolio company investments						$26,876	$28,407	2.3	%
Total Investments						$1,982,312	$1,990,298	163.8	%
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
(7)The interest rate on these loans is subject to PRIME, which as of March 31, 2024 was 8.50%.
(8)The interest rate on this loan is subject to SONIA, which as of March 31, 2024 was 5.19%.
(9)Loan was on non-accrual status as of March 31, 2024.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
(11)Investment is non-income producing.
(12)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(15)Level 1 investment.
(16)Level 2 investment.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)This portfolio company is not a qualifying asset under Section 55(a) of the1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 9.5% of total assets as calculated in accordance with the regulatory requirements.
(19)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 5 “Debt.”
(20)Investment is not pledged as collateral for the credit facilities to which certain of our subsidiaries are parties (the "SPV Asset Facilities").
(21)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

(22)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(23)Investment does not contain a variable rate structure.
(24)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $169.5 million, or 13.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Walker Edison Furniture Company LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(25)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.2 million, Long Island Custom Windows, LLC with a fair value of $9.7 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of March 31, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(26)As of March 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $11.1 million based on a tax cost basis of $2.0 billion. As of March 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $42.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $53.9 million.
(27)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended March 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2024	Other Income	Interest Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$19,842	$991	$(55)	$(4)	$—	$—	$20,774	$20	$308	$110
Walker Edison Furniture Company LLC	7,497	591		(455)	—	—	7,633	2	—	—
Total	$27,339	$1,582	$(55)	$(459)	$—	$—	$28,407	$22	$308	$110
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
(28)Investment measured at net asset value ("NAV").

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Gainsight, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.75% PIK	07/2027	6,192	6,134	6,131	0.5	%
Gainsight, Inc. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	444	435	435	0.0	%
Hercules Borrower, LLC (dba The Vincit Group) (13)(21)	First lien senior secured loan	S +	6.25%	12/2026	27,983	27,749	27,913	2.2	%
Hercules Borrower, LLC (dba The Vincit Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(25)	(8)	0.0	%
Hercules Buyer, LLC (dba The Vincit Group) (20)(21)(22)(23)	Unsecured notes		0.48% PIK	12/2029	828	828	927	0.1	%
Kaseya Inc. (13)(20)(21)	First lien senior secured loan	S +	6.25% (2.50% PIK)	06/2029	540	531	538	0.0	%
Kaseya Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	06/2024	2	2	2	0.0	%
Kaseya Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	06/2029	8	8	8	0.0	%
KPSKY Acquisition, Inc. (dba BluSky) (13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2028	978	963	968	0.1	%
KPSKY Acquisition, Inc. (dba BluSky) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	1	—	1	0.0	%
						73,272	70,463	5.5	%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC) (12)(21)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,267	21,038	1.7	%
Gaylord Chemical Company, L.L.C. (13)(21)	First lien senior secured loan	S +	6.00%	03/2027	26,947	26,784	26,812	2.1	%
Gaylord Chemical Company, L.L.C. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	03/2026	—	(12)	(13)	0.0	%
Velocity HoldCo III Inc. (dba VelocityEHS) (13)(20)(21)	First lien senior secured loan	S +	5.75%	04/2027	5,979	5,896	5,979	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	04/2026	46	42	46	0.0	%
						54,977	53,862	4.3	%
Consumer products
Conair Holdings LLC (12)(21)	Second lien senior secured loan	S +	7.50%	05/2029	45,000	44,448	43,536	3.4	%
Feradyne Outdoors, LLC (13)(20)(21)	First lien senior secured loan	S +	6.25%	05/2026	637	637	585	0.0	%
Foundation Consumer Brands, LLC (13)(20)(21)	First lien senior secured loan	S +	6.25%	02/2027	3,192	3,127	3,192	0.3	%
Lignetics Investment Corp. (13)(20)(21)	First lien senior secured loan	S +	6.00%	11/2027	10,824	10,731	10,743	0.8	%
Lignetics Investment Corp. (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,225	1,215	1,214	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (13)(20)(21)	First lien senior secured loan	S +	5.25%	03/2029	743	731	715	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen) (2)(13)(20)(21)	First lien senior secured revolving loan	S +	5.25%	03/2029	—	(1)	(3)	0.0	%
WU Holdco, Inc. (dba Weiman Products, LLC) (13)(21)	First lien senior secured loan	S +	5.50%	03/2026	45,791	45,413	44,762	3.5	%
WU Holdco, Inc. (dba Weiman Products, LLC) (13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	03/2025	1,902	1,877	1,823	0.1	%
						108,178	106,567	8.3	%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group) (13)(20)(21)	First lien senior secured loan	S +	6.00%	12/2026	1,891	1,854	1,853	0.1	%
Arctic Holdco, LLC (dba Novvia Group) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(26)	(27)	0.0	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (13)(20)(21)	First lien senior secured loan	S +	6.40%	10/2028	757	751	755	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.25%	09/2027	26	26	26	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC (13)(20)(21)	First lien senior secured loan	S +	5.50%	10/2028	893	879	873	0.1	%
Fortis Solutions Group, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	10/2027	4	3	2	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (13)(20)(21)	First lien senior secured loan	S +	6.25%	05/2028	888	881	886	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.25%	05/2028	40	39	40	0.0	%
Pregis Topco LLC (12)(21)	Second lien senior secured loan	S +	6.75%	08/2029	30,000	29,609	30,000	2.4	%
						34,016	34,408	2.8	%
Distribution
ABB/Con-cise Optical Group LLC (13)(20)(21)	First lien senior secured loan	S +	7.50%	02/2028	850	841	818	0.1	%
Endries Acquisition, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2028	18,611	18,472	18,472	1.5	%
Endries Acquisition, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	06/2024	—	(34)	(35)	0.0	%
Endries Acquisition, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(13)	(13)	0.0	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2029	29,230	28,943	28,923	2.3	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	789	766	780	0.1	%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(24)	(26)	0.0	%
Offen, Inc. (12)(21)	First lien senior secured loan	S +	5.00%	06/2026	4,660	4,642	4,660	0.4	%
						53,593	53,579	4.4	%
Education
Pluralsight, LLC (13)(20)(21)	First lien senior secured loan	S +	8.00%	04/2027	20,640	20,505	19,970	1.6	%
Pluralsight, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	8.00%	04/2027	1,006	998	963	0.1	%
						21,503	20,933	1.7	%
Financial services
Blackhawk Network Holdings, Inc. (12)(21)	Second lien senior secured loan	S +	7.00%	06/2026	18,777	18,717	18,777	1.5	%
Finastra USA, Inc. (14)(18)(20)(21)	First lien senior secured loan	S +	7.25%	09/2029	3,776	3,733	3,738	0.3	%
Finastra USA, Inc. (6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	7.25%	09/2029	104	100	100	0.0	%
KRIV Acquisition Inc. (dba Riveron) (13)(20)(21)	First lien senior secured loan	S +	6.25%	07/2029	1,055	1,026	1,026	0.1	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25%	07/2025	—	(2)	(2)	0.0	%
KRIV Acquisition Inc. (dba Riveron) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	07/2029	—	(4)	(4)	0.0	%
NMI Acquisitionco, Inc. (dba Network Merchants) (12)(20)(21)	First lien senior secured loan	S +	5.75%	09/2025	4,805	4,777	4,781	0.4	%
NMI Acquisitionco, Inc. (dba Network Merchants) (2)(20)(21)	First lien senior secured revolving loan	S +	5.75%	09/2025	—	(1)	(1)	0.0	%
Smarsh Inc. (13)(20)(21)	First lien senior secured loan	S +	5.75%	02/2029	762	756	760	0.1	%
Smarsh Inc. (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	02/2024	95	94	95	0.0	%
Smarsh Inc. (6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	02/2029	—	—	—	0.0	%
						29,196	29,270	2.4	%

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (12)(18)(21)	First lien senior secured loan	S +	6.75%	01/2028	25,262	24,993	25,198	2.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.) (6)(13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	01/2026	569	546	562	0.0	%
Rhea Parent, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	02/2029	762	750	758	0.1	%
						81,378	82,113	6.4	%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC (13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2030	2,536	2,499	2,498	0.2	%
Allied Benefit Systems Intermediate LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(3)	(3)	0.0	%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology) (12)(20)(21)	First lien senior secured loan	S +	5.50%	03/2025	996	996	993	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (14)(20)(21)	First lien senior secured loan	S +	6.25%	12/2029	4,111	4,030	4,029	0.3	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials) (6)(14)(20)(21)	First lien senior secured revolving loan	S +	6.25%	12/2029	167	156	156	0.0	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (13)(21)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	19,837	19,712	19,490	1.5	%
National Dentex Labs LLC (fka Barracuda Dental LLC) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,288	1,271	1,258	0.1	%
Natural Partners, LLC (13)(18)(20)(21)	First lien senior secured loan	S +	4.50%	11/2027	915	902	910	0.1	%
Natural Partners, LLC (2)(6)(18)(20)(21)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	0.0	%
OB Hospitalist Group, Inc. (13)(20)(21)	First lien senior secured loan	S +	5.50%	09/2027	18,215	17,967	17,987	1.4	%
OB Hospitalist Group, Inc. (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,133	1,097	1,097	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist) (12)(20)(21)	First lien senior secured loan	S +	9.75% PIK	09/2028	13,276	13,105	13,011	1.0	%
Pacific BidCo Inc. (14)(18)(20)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	08/2029	1,748	1,711	1,730	0.1	%
Pacific BidCo Inc. (2)(6)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	08/2025	—	(2)	—	0.0	%
PetVet Care Centers, LLC (12)(20)(21)	First lien senior secured loan	S +	6.00%	11/2030	15,282	15,132	15,122	1.2	%
PetVet Care Centers, LLC (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(10)	(1)	0.0	%
PetVet Care Centers, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(22)	(22)	0.0	%
Phoenix Newco, Inc. (dba Parexel) (12)(20)(21)	Second lien senior secured loan	S +	6.50%	11/2029	35,000	34,720	35,000	2.8	%
Plasma Buyer LLC (dba PathGroup) (13)(20)(21)	First lien senior secured loan	S +	5.75%	05/2029	672	661	659	0.1	%
Plasma Buyer LLC (dba PathGroup) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(1)	(2)	0.0	%
Plasma Buyer LLC (dba PathGroup) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	05/2028	25	24	24	0.0	%
Premier Imaging, LLC (dba LucidHealth) (13)(20)(21)	First lien senior secured loan	S +	6.00%	01/2025	7,518	7,487	7,292	0.6	%
Quva Pharma, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.50%	04/2028	11,552	11,317	11,466	0.9	%
Quva Pharma, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	04/2026	—	(16)	(9)	0.0	%
Tivity Health, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00%	06/2029	988	967	980	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Unified Women's Healthcare, LP (12)(20)(21)	First lien senior secured loan	S +	5.25%	06/2029	902	896	902	0.1	%
Unified Women's Healthcare, LP (12)(20)(21)	First lien senior secured loan	S +	5.50%	06/2029	4,000	3,971	4,000	0.3	%
Unified Women's Healthcare, LP (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(22)	—	0.0	%
Unified Women's Healthcare, LP (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	(1)	—	0.0	%
Vermont Aus Pty Ltd (13)(18)(20)(21)	First lien senior secured loan	S +	5.50%	03/2028	983	964	973	0.1	%
XRL 1 LLC (dba XOMA) (20)(21)(23)	First lien senior secured loan		9.88%	12/2038	1,950	1,909	1,906	0.2	%
XRL 1 LLC (dba XOMA) (2)(6)(17)(20)(21)(23)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(2)	(3)	0.0	%
						141,414	141,443	11.3	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource) (13)(20)(21)	First lien senior secured loan	S +	5.75%	08/2028	663	655	655	0.1	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(3)	(1)	0.0	%
BCPE Osprey Buyer, Inc. (dba PartsSource) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	08/2026	16	16	15	0.0	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (13)(20)(21)	First lien senior secured loan	S +	5.75%	10/2028	908	894	894	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	10/2027	44	43	43	0.0	%
Imprivata, Inc. (13)(20)(21)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	0.1	%
Indikami Bidco, LLC (dba IntegriChain) (12)(20)(21)	First lien senior secured loan	S +	6.00%	12/2030	2,155	2,107	2,107	0.2	%
Indikami Bidco, LLC (dba IntegriChain) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(3)	(2)	0.0	%
Indikami Bidco, LLC (dba IntegriChain) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	06/2030	—	(6)	(6)	0.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(18)(21)	First lien senior secured loan	S +	6.50%	08/2026	38,868	38,617	37,799	3.0	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.) (13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.50%	08/2026	2,712	2,690	2,637	0.2	%
Interoperability Bidco, Inc. (dba Lyniate) (13)(20)(21)	First lien senior secured loan	S +	7.00%	12/2026	14,097	14,036	13,885	1.1	%
Interoperability Bidco, Inc. (dba Lyniate) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.00%	12/2024	474	469	457	0.0	%
Ocala Bidco, Inc. (12)(21)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	34,254	33,651	33,826	2.7	%
Ocala Bidco, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	05/2024	—	(39)	—	0.0	%
Ocala Bidco, Inc. (12)(21)	Second lien senior secured loan	S +	10.50% PIK	11/2033	26,737	26,369	26,469	2.1	%
RL Datix Holdings (USA), Inc. (14)(18)(20)(21)	First lien senior secured USD term loan	S +	4.50%	04/2025	10,000	9,867	10,000	0.8	%
RL Datix Holdings (USA), Inc. (14)(18)(20)(21)	Second lien senior secured USD term loan	S +	7.75%	04/2026	5,000	4,934	5,000	0.4	%
Datix Bidco Limited (dba RLDatix) (8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	4.50%	04/2025	£637	869	813	0.1	%
Datix Bidco Limited (dba RLDatix) (8)(18)(20)(21)	Second lien senior secured GBP term loan	SA +	7.75%	04/2026	£1,667	2,266	2,125	0.2	%
						138,306	137,598	11.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Household products
Aptive Environmental, LLC (20)(21)(23)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,247	2,894	3,328	0.3	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(21)	First lien senior secured loan	S +	6.50%	11/2025	34,344	34,144	34,000	2.7	%
HGH Purchaser, Inc. (dba Horizon Services) (13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	11/2025	3,665	3,647	3,628	0.3	%
Mario Purchaser, LLC (dba Len the Plumber) (12)(20)(21)	First lien senior secured loan	S +	5.75%	04/2029	516	508	514	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	04/2024	126	123	125	0.0	%
Mario Purchaser, LLC (dba Len the Plumber) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	04/2028	17	16	16	0.0	%
Mario Midco Holdings, Inc. (dba Len the Plumber) (12)(20)(21)	Unsecured facility	S +	10.75% PIK	04/2032	191	187	190	0.0	%
SimpliSafe Holding Corporation (12)(20)(21)	First lien senior secured loan	S +	6.25%	05/2028	811	799	803	0.1	%
SimpliSafe Holding Corporation (6)(12)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.25%	05/2024	27	26	27	0.0	%
						42,344	42,631	3.4	%
Human resource support services
Cornerstone OnDemand, Inc. (12)(20)(21)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,469	15,667	1.2	%
IG Investments Holdings, LLC (dba Insight Global) (13)(20)(21)	First lien senior secured loan	S +	6.00%	09/2028	9,069	8,933	9,001	0.7	%
IG Investments Holdings, LLC (dba Insight Global) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(9)	(5)	0.0	%
						25,393	24,663	1.9	%
Infrastructure and environmental services
LineStar Integrity Services LLC (14)(21)	First lien senior secured loan	S +	7.25%	02/2026	8,344	8,421	7,906	0.6	%
LineStar Integrity Services LLC (13)(20)(21)	First lien senior secured revolving loan	S +	7.25%	02/2026	1,597	1,570	1,513	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	675	665	666	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	16	16	16	0.0	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	25	24	25	0.0	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	03/2028	—	(2)	(1)	0.0	%
						10,694	10,125	0.8	%
Insurance
Alera Group, Inc. (12)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	7,296	7,177	7,296	0.6	%
Alera Group, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	—	(35)	—	0.0	%
Ardonagh Midco 2 PLC (16)(18)(20)(21)(23)	Unsecured notes		11.50%	01/2027	640	638	634	0.1	%
Ardonagh Midco 3 PLC (8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	7.25%	07/2026	£5,097	6,384	6,498	0.5	%
Ardonagh Midco 3 PLC (11)(18)(20)(21)	First lien senior secured EUR term loan	E +	7.25%	07/2026	€ 491	543	542	0.0	%
Ardonagh Midco 3 PLC (14)(18)(20)(21)	First lien senior secured USD term loan	S +	6.00%	07/2026	1,440	1,424	1,440	0.1	%
Brightway Holdings, LLC (14)(20)(21)	First lien senior secured loan	S +	6.50%	12/2027	4,395	4,356	4,307	0.3	%
Brightway Holdings, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	12/2027	237	233	226	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Evolution BuyerCo, Inc. (dba SIAA) (13)(21)	First lien senior secured loan	S +	6.25%	04/2028	29,207	28,922	28,987	2.3	%
Evolution BuyerCo, Inc. (dba SIAA) (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(25)	—	0.0	%
Evolution BuyerCo, Inc. (dba SIAA) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(18)	(17)	0.0	%
Integrity Marketing Acquisition, LLC (13)(20)(21)	First lien senior secured loan	S +	5.80%	08/2026	19,838	19,791	19,838	1.6	%
Integrity Marketing Acquisition, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	02/2025	515	480	515	0.0	%
Integrity Marketing Acquisition, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(7)	—	0.0	%
Norvax, LLC (dba GoHealth) (13)(21)	First lien senior secured loan	S +	7.50%	09/2025	16,515	16,274	16,309	1.3	%
Norvax, LLC (dba GoHealth) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	09/2024	—	(6)	(34)	0.0	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (12)(21)	First lien senior secured loan	S +	6.00%	11/2028	18,427	18,295	18,381	1.5	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(7)	(3)	0.0	%
PCF Midco II, LLC (dba PCF Insurance Services) (20)(21)(23)	First lien senior secured loan		9.00% PIK	10/2031	26,031	24,279	24,208	1.9	%
Tempo Buyer Corp. (dba Global Claims Services) (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2028	688	678	683	0.1	%
Tempo Buyer Corp. (dba Global Claims Services) (6)(7)(20)(21)	First lien senior secured revolving loan	P +	4.00%	08/2027	32	31	31	0.0	%
THG Acquisition, LLC (dba Hilb) (12)(21)	First lien senior secured loan	S +	5.75%	12/2026	24,658	24,365	24,535	1.9	%
THG Acquisition, LLC (dba Hilb) (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	12/2025	416	401	406	0.0	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (14)(20)(21)	First lien senior secured loan	S +	5.75%	07/2027	1,655	1,634	1,643	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	07/2027	—	(2)	(1)	0.0	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners) (13)(20)(21)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,529	1,513	1,525	0.1	%
						157,318	157,949	12.4	%
Internet software and services
3ES Innovation Inc. (dba Aucerna) (13)(18)(21)	First lien senior secured loan	S +	6.75%	05/2025	10,590	10,549	10,590	0.8	%
3ES Innovation Inc. (dba Aucerna) (6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	05/2025	450	448	450	0.0	%
Anaplan, Inc. (13)(21)	First lien senior secured loan	S +	6.50%	06/2029	8,508	8,437	8,508	0.7	%
Anaplan, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	06/2028	—	(7)	—	0.0	%
Bayshore Intermediate #2, L.P. (dba Boomi) (13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	10/2028	18,933	18,680	18,696	1.5	%
Bayshore Intermediate #2, L.P. (dba Boomi) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	10/2027	248	230	232	0.0	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	12/2026	10,680	10,617	10,680	0.8	%
BCTO BSI Buyer, Inc. (dba Buildertrend) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(12)	—	0.0	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (13)(20)(21)	First lien senior secured loan	S +	5.50%	08/2027	2,982	2,933	2,878	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2027	64	61	57	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Crewline Buyer, Inc. (dba New Relic) (13)(20)(21)	First lien senior secured loan	S +	6.75%	11/2030	4,528	4,461	4,460	0.4	%
Crewline Buyer, Inc. (dba New Relic) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(7)	(7)	0.0	%
Delinea Buyer, Inc. (f/k/a Centrify) (13)(20)(21)	First lien senior secured loan	S +	5.75%	03/2028	12,939	12,722	12,874	1.0	%
Delinea Buyer, Inc. (f/k/a Centrify) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(21)	(7)	0.0	%
CivicPlus, LLC (13)(20)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	08/2027	2,538	2,521	2,538	0.2	%
CivicPlus, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.00%	08/2027	72	71	72	0.0	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC) (12)(20)(21)	Unsecured notes	S +	11.75% PIK	06/2034	541	530	540	0.0	%
Delta TopCo, Inc. (dba Infoblox, Inc.) (13)(21)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,863	40,000	3.2	%
EET Buyer, Inc. (dba e-Emphasys) (13)(20)(21)	First lien senior secured loan	S +	6.50%	11/2027	893	887	893	0.1	%
EET Buyer, Inc. (dba e-Emphasys) (6)(14)(20)(21)	First lien senior secured revolving loan	S +	6.50%	11/2027	18	18	18	0.0	%
Forescout Technologies, Inc. (13)(21)	First lien senior secured loan	S +	8.00%	08/2026	9,841	9,792	9,890	0.8	%
Forescout Technologies, Inc. (2)(6)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	8.00%	07/2024	—	(22)	—	0.0	%
Forescout Technologies, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	8.00%	08/2026	—	(4)	—	0.0	%
Genesis Acquisition Co. (dba Procare Software) (13)(20)(21)	First lien senior secured loan	S +	5.00%	07/2025	1,973	1,967	1,973	0.2	%
Genesis Acquisition Co. (dba Procare Software) (13)(20)(21)	First lien senior secured revolving loan	S +	5.00%	07/2025	293	292	293	0.0	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (12)(18)(20)(21)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,349	14,544	1.2	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx) (2)(6)(18)(20)(21)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(52)	—	0.0	%
Hyland Software, Inc. (12)(20)(21)	First lien senior secured loan	S +	6.00%	09/2030	1,800	1,773	1,773	0.1	%
Hyland Software, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(1)	(1)	0.0	%
Litera Bidco LLC (12)(21)	First lien senior secured loan	S +	5.25%	05/2026	25,911	25,711	25,911	2.0	%
Litera Bidco LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.25%	05/2026	—	(3)	—	0.0	%
MessageBird BidCo B.V. (12)(18)(21)	First lien senior secured loan	S +	6.75%	04/2027	8,000	7,890	7,980	0.6	%
MINDBODY, Inc. (13)(21)	First lien senior secured loan	S +	7.00%	02/2025	11,511	11,480	11,453	0.9	%
MINDBODY, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	02/2025	—	(2)	(5)	0.0	%
Ministry Brands Holdings, LLC (12)(20)(21)	First lien senior secured loan	S +	5.50%	12/2028	764	752	749	0.1	%
Ministry Brands Holdings, LLC (6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	12/2027	36	35	35	0.0	%
Project Alpha Intermediate Holding, Inc. (dba Qlik) (12)(16)(20)(21)	First lien senior secured loan	S +	4.75%	10/2030	10,000	9,804	10,033	0.8	%
Proofpoint, Inc. (12)(16)(20)(21)	Second lien senior secured loan	S +	6.25%	08/2029	4,900	4,881	4,937	0.4	%
QAD, Inc. (12)(20)(21)	First lien senior secured loan	S +	5.38%	11/2027	4,351	4,296	4,286	0.3	%
QAD, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.38%	11/2027	—	(7)	(9)	0.0	%
Securonix, Inc. (13)(20)(21)	First lien senior secured loan	S +	6.00%	04/2028	847	841	794	0.1	%
Securonix, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.50%	04/2028	—	(1)	(10)	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Thunder Purchaser, Inc. (dba Vector Solutions) (13)(20)(21)	First lien senior secured loan	S +	5.75%	06/2028	14,695	14,597	14,621	1.2	%
Thunder Purchaser, Inc. (dba Vector Solutions) (6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	06/2027	693	684	687	0.1	%
When I Work, Inc. (13)(20)(21)	First lien senior secured loan	S +	7.00% PIK	11/2027	862	856	847	0.1	%
When I Work, Inc. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(3)	0.0	%
						222,888	224,250	17.8	%
Leisure and entertainment
Troon Golf, L.L.C. (13)(21)	First lien senior secured loan	S +	5.50%	08/2027	60,103	59,904	59,803	4.7	%
Troon Golf, L.L.C. (2)(6)(20)(21)	First lien senior secured revolving loan	S +	5.50%	08/2026	—	(12)	(23)	0.0	%
						59,892	59,780	4.7	%
Manufacturing
BCPE Watson (DE) ORML, LP (14)(18)(20)(21)	First lien senior secured loan	S +	6.50%	07/2028	1,000	992	995	0.1	%
FARADAY BUYER, LLC (dba MacLean Power Systems) (13)(18)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	17,926	17,575	17,568	1.4	%
FARADAY BUYER, LLC (dba MacLean Power Systems) (2)(6)(17)(18)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(18)	(19)	0.0	%
Gloves Buyer, Inc. (dba Protective Industrial Products) (12)(20)(21)	Second lien senior secured loan	S +	8.25%	12/2028	6,300	6,187	6,237	0.5	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (13)(21)	First lien senior secured loan	S +	6.00%	07/2027	13,241	13,154	13,241	1.0	%
MHE Intermediate Holdings, LLC (dba OnPoint Group) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.00%	07/2027	—	(11)	—	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (13)(20)(21)	First lien senior secured loan	S +	4.50%	07/2026	192	185	156	0.0	%
PHM Netherlands Midco B.V. (dba Loparex) (13)(21)	Second lien senior secured loan	S +	8.75%	07/2027	28,000	26,909	21,420	1.7	%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group) (12)(21)	First lien senior secured loan	S +	4.50%	06/2026	3,409	3,396	3,316	0.3	%
Sonny's Enterprises, LLC (13)(21)	First lien senior secured loan	S +	6.75%	08/2028	43,937	43,350	43,827	3.5	%
Sonny's Enterprises, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.75%	11/2024	427	414	424	0.0	%
Sonny's Enterprises, LLC (2)(6)(20)(21)	First lien senior secured revolving loan	S +	6.75%	08/2027	—	(44)	(7)	0.0	%
						112,089	107,158	8.5	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce) (13)(20)(21)	First lien senior secured loan	S +	7.00%	05/2026	7,796	7,752	7,757	0.6	%
Project Power Buyer, LLC (dba PEC-Veriforce) (2)(6)(20)(21)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(2)	(3)	0.0	%
						7,750	7,754	0.6	%
Professional services
Apex Group Treasury, LLC (13)(18)(20)(21)	Second lien senior secured loan	S +	6.75%	07/2029	11,618	11,466	11,560	0.9	%
Apex Service Partners, LLC (13)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	808	788	787	0.1	%
Apex Service Partners, LLC (6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	7.00% (2.00% PIK)	10/2025	43	40	40	0.0	%
Apex Service Partners, LLC (6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	10/2029	5	4	4	0.0	%

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Automotive
CD&R Value Building Partners I, L.P. (dba Belron) (18)(20)(21)(24)(29)	LP Interest		N/A	N/A	1,002	996	1,236	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services) (20)(21)(23)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	38,057	38,851	3.1	%
						39,053	40,087	3.2	%
Buildings and real estate
Associations Finance, Inc. (20)(21)(23)(24)	Preferred Stock		13.50% PIK	N/A	10,200,000	11,737	11,887	0.9	%
Dodge Construction Network Holdings, L.P. (20)(21)(24)(29)	Class A-2 Common Units		N/A	N/A	431,889	368	295	0.0	%
Dodge Construction Network Holdings, L.P. (13)(20)(21)(24)	Series A Preferred Units	S +	8.25%	N/A	—	9	6	0.0	%
						12,114	12,188	0.9	%
Business Services
Denali Holding, LP (dba Summit Companies) (20)(21)(24)(29)	Class A Units		N/A	N/A	41,874	425	643	0.1	%
Hercules Buyer, LLC (dba The Vincit Group) (20)(21)(22)(24)(29)	Common Units		N/A	N/A	350,000	350	392	0.0	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.) (20)(21)(23)(24)	Perpetual Preferred Stock		11.75% PIK	N/A	400	441	448	0.0	%
						1,216	1,483	0.1	%
Consumer Products
ASP Conair Holdings LP (20)(21)(24)(29)	Class A Units		N/A	N/A	12,857	1,286	1,215	0.1	%
						1,286	1,215	0.1	%
Food and beverage
H-Food Holdings, LLC (20)(21)(24)(29)	LLC Interest		N/A	N/A	1,625	1,625	388	0.0	%
Hissho Sushi Holdings, LLC (20)(21)(24)(29)	Class A units		N/A	N/A	7,502	75	100	0.0	%
						1,700	488	0.0	%
Healthcare equipment and services
KPCI Holdings, L.P. (20)(21)(24)(29)	Class A Units		N/A	N/A	5,665	6,014	8,267	0.7	%
Maia Aggregator, LP (20)(21)(24)(29)	Class A-2 Units		N/A	N/A	112,360	112	113	0.0	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (18)(20)(21)(23)(24)	Class A Units		8.00% PIK	N/A	1,370	1,854	1,858	0.1	%
Patriot Holdings SCSp (dba Corza Health, Inc.) (18)(20)(21)(24)(29)	Class B Units		N/A	N/A	18,864	25	313	0.0	%
Rhea Acquisition Holdings, LP (20)(21)(24)(29)	Series A-2 Units		N/A	N/A	119,048	119	161	0.0	%
						8,124	10,712	0.8	%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist) (20)(21)(24)(29)	Class A Interests		N/A	N/A	1,291	1,291	1,138	0.1	%
KWOL Acquisition Inc. (20)(21)(24)(29)	Common Stock		N/A	N/A	30	301	301	0.0	%
Romulus Intermediate Holdings 1 Inc. (dba PetVet) (20)(21)(23)(24)	Series A Preferred Stock		15.00% PIK	N/A	1,720,596	1,687	1,686	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
XOMA Corporation (20)(21)(24)(29)	Warrants	N/A	N/A	600	4	4	0.0	%
XOMA Corporation (20)(21)(24)(29)	Warrants	N/A	N/A	600	4	4	0.0	%
XOMA Corporation (20)(21)(24)(29)	Warrants	N/A	N/A	600	4	4	0.0	%
					3,291	3,137	0.2	%
Healthcare technology
Minerva Holdco, Inc. (20)(21)(23)(24)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,175	1,156	0.1	%
					1,175	1,156	0.1	%
Household products
Evology, LLC (20)(21)(24)(29)	Class B Units	N/A	N/A	113	540	516	0.0	%
					540	516	0.0	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand) (20)(21)(23)(24)	Series A Preferred Stock	10.50% PIK	N/A	5,500	6,442	5,848	0.5	%
					6,442	5,848	0.5	%
Insurance
Evolution Parent, LP (dba SIAA) (20)(21)(24)(29)	LP Interest	N/A	N/A	8,919	892	1,050	0.1	%
Fifth Season Investments LLC (20)(21)(24)	Class A Units	N/A	N/A	1	2,091	2,091	0.2	%
GoHealth, Inc. (15)(20)(21)(29)	Common Stock	N/A	N/A	15,139	1,163	202	0.0	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway) (20)(21)(24)(29)	LP Interest	N/A	N/A	106	106	102	0.0	%
PCF Holdco, LLC (dba PCF Insurance Services) (20)(21)(24)(29)	Class A Units	N/A	N/A	2,513,848	6,375	11,633	0.9	%
					10,627	15,078	1.2	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work) (20)(21)(24)(29)	Class A Common Stock	N/A	N/A	3,000	300	235	0.0	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi) (20)(21)(24)(29)	Common Units	N/A	N/A	1,345,119	1,345	1,467	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC) (18)(20)(21)(24)(29)	LP Interest	N/A	N/A	31,406	31	34	0.0	%
MessageBird Holding B.V. (18)(20)(21)(24)(29)	Extended Series C Warrants	N/A	N/A	25,540	157	30	0.0	%
Project Alpine Co-Invest Fund, LP (18)(20)(21)(24)(29)	LP Interest	N/A	N/A	1,000	1,001	1,182	0.1	%
Thunder Topco L.P. (dba Vector Solutions) (20)(21)(24)(29)	Common Units	N/A	N/A	819,817	820	910	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.) (20)(21)(23)(24)	Series A Preferred Stock	6.00% PIK	N/A	3,750	4,242	4,200	0.3	%
WMC Bidco, Inc. (dba West Monroe) (20)(21)(23)(24)	Senior Preferred Stock	11.25% PIK	N/A	2,385	2,986	2,860	0.2	%
					10,882	10,918	0.8	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products) (20)(21)(24)(29)	LP Interest	N/A	N/A	7,000	700	829	0.1	%
Windows Entities (18)(20)(21)(24)(25)	LLC Units	N/A	N/A	10,616	20,106	46,210	3.7	%
					20,806	47,039	3.8	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Pharmaceuticals
LSI Financing 1 DAC (18)(20)(21)(24)	Preferred Equity		N/A	N/A	947,477	933	999	0.1	%
						933	999	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments						$121,345	$154,020	12.0	%
Total non-controlled/non-affiliated portfolio company investments						$2,011,352	$2,018,525	160.0	%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI) (14)(20)(21)(28)	First lien senior secured loan	S +	8.00%	06/2026	5,950	5,932	5,949	0.5	%
Swipe Acquisition Corporation (dba PLI) (6)(14)(20)(21)(28)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	1,772	1,772	1,772	0.1	%
Swipe Acquisition Corporation (dba PLI) (6)(20)(21)(28)	Letter of Credit	S +	8.00%	06/2026	0	0	0	0.0	%
						7,704	7,721	0.6	%
Household products
Walker Edison Furniture Company LLC (12)(20)(21)(26)(28)	First lien senior secured loan	S +	6.75% PIK	03/2027	5,431	4,695	4,997	0.4	%
Walker Edison Furniture Company LLC (6)(17)(20)(21)(26)(28)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	0	0	-112	0.0	%
Walker Edison Furniture Company LLC (12)(20)(21)(26)(28)	First lien senior secured revolving loan	S +	6.25%	03/2027	2,247	2,247	2,101	0.2	%
						6,942	6,986	0.6	%
Total non-controlled/affiliated portfolio company debt investments						$14,646	$14,707	1.2	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI) (20)(21)(24)(28)(29)	Class A Common Units		N/A	N/A	10,755	5,952	12,121	1.0	%
						5,952	12,121	1.0	%
Household Products
Walker Edison Holdco LLC (20)(21)(24)(28)(29)	Common Units		N/A	N/A	49,159	4,750	511	0.0	%
						4,750	511	0.0	%
Total non-controlled/affiliated portfolio company equity investments						$10,702	$12,632	1.0	%
Total non-controlled/affiliated portfolio company investments						$25,348	$27,339	2.2	%
Total Investments						$2,036,700	$2,045,864	162.2	%

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
(18)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 12.4% of total assets as calculated in accordance with the regulatory requirements.
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
(24)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 202, the aggregate fair value of these securities is $166.5 million, or 13.0% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$29,706	$26,888
Net change in unrealized gain (loss)	(1,206)	12,185
Net realized gain (loss)	(635)	(7,738)
Net Increase (Decrease) in Net Assets Resulting from Operations	27,865	31,335
Distributions
Distributions declared from earnings(1)	(29,431)	(24,554)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(29,431)	(24,554)
Capital Share Transactions
Reinvestment of shareholders' distributions	13,487	11,229
Repurchased shares	(60,509)	(23,098)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(47,022)	(11,869)
Total Increase (Decrease) in Net Assets	(48,588)	(5,088)
Net Assets, at beginning of period	1,263,487	1,296,261
Net Assets, at end of period	$1,214,899	$1,291,173
______________
(1)For the three months ended March 31, 2024 and 2023, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,865	$31,335
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(170,864)	(18,045)
Proceeds from investments and investment repayments, net	235,250	60,423
Net change in unrealized (gain) loss on investments	1,188	(11,058)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(23)	(1,256)
Net realized (gain) loss on investments	—	7,747
Net realized (gain) loss on foreign currency transactions relating to investments	734	5
Paid-in-kind interest and dividends	(7,843)	(7,665)
Net accretion/amortization of discount/premium on investments	(2,889)	(1,698)
Amortization of debt issuance costs	802	235
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(2,690)	(106)
(Increase) decrease in receivable for investments sold	—	—
(Increase) decrease in prepaid expenses and other assets	(4,379)	(194)
Increase (decrease) in payable for investments purchased	201	—
Increase (decrease) in payables to affiliates	116	5,555
Increase (decrease) in accrued expenses and other liabilities	3,163	6,069
Net cash provided by (used in) operating activities	80,631	71,347
Cash Flows from Financing Activities
Borrowings on debt	31,591	50,000
Repayments of debt	(60,000)	(51,000)
Debt issuance costs	(3,824)	(73)
Distributions paid to shareholders	(16,100)	(13,357)
Repurchased shares	(60,509)	(23,098)
Net cash provided by (used in) financing activities	(108,842)	(37,528)
Net increase (decrease) in cash, including foreign cash	(28,211)	33,819
Cash, including foreign cash, beginning of period	126,383	47,275
Cash, including foreign cash, end of period	$98,172	$81,094

Supplemental and Non-Cash Information
Interest paid during the period	$15,553	$10,985
Distributions declared during the period	$29,431	$24,554
Distribution payable	$4,054	$2,429
Reinvestment of distributions during the period	$13,487	$11,229
Taxes, including excise tax, paid during the period	$749	$240
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $8.2 million, representing approximately 12.4% of investment income. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $8.4 million, representing approximately 12.5% of investment income. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 3. Agreements and Related Party Transactions
As of March 31, 2024, the Company had payables to affiliates of $15.7 million, primarily comprised of $7.7 million of management fees and $6.3 million of accrued performance based incentive fees.
As of December 31, 2023, the Company had payables to affiliates of $15.5 million, primarily comprised of $7.9 million of management fees and $6.7 million of accrued performance based incentive fees.
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others. On May 6, 2024, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2024 and 2023, the Company incurred expenses of approximately $0.7 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2024 and 2023, the Company incurred management fees of approximately $7.7 million and $8.5 million, respectively.
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
For the three months ended March 31, 2024 and 2023, the Company incurred net investment income based incentive fees of $6.3 million and $6.9 million, respectively.
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
For the three months ended March 31, 2024 and 2023, the Company did not incur capital gains based incentive fees.
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
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company.
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
Prior to the termination of the Expense Support Agreement, the amount of Expense Support Payments provided by the Adviser since inception was $32.8 million.
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Unreimbursed Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	—	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	—	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	—	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	—	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	—	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	—	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	—	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	—	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	5,857	730	—	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	5,794	—	—	7.4%	N/A	0.70%
September 30, 2020	3,079	—	3,079	—	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	1,449	—	6.4%	March 31, 2024	0.60%
Total	$32,754	$16,186	$16,568	$—
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
The table below presents investments at fair value and amortized cost as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,528,771	$1,520,761	$1,408,127	$1,400,246
Second-lien senior secured debt investments	280,993	263,922	455,907	440,071
Unsecured debt investments	37,701	35,960	40,619	38,895
Preferred equity investments	69,480	69,698	67,709	67,941
Common equity investments	65,367	99,957	64,338	98,711
Total Investments	$1,982,312	$1,990,298	$2,036,700	$2,045,864

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	2.7%	1.0%
Aerospace and defense	4.4	4.1
Asset based lending and fund finance(1)	2.1	2.2
Automotive Services	2.0	2.0
Buildings and real estate	3.2	3.0
Business services	2.4	3.5
Chemicals	2.8	2.6
Consumer products	5.4	5.3
Containers and packaging	1.7	1.7
Distribution	2.9	2.6
Education	0.9	1.0
Energy equipment and services	0.5	—
Financial services	1.3	1.4
Food and beverage	7.0	8.4
Healthcare equipment and services	2.4	4.5
Healthcare providers and services	6.1	7.1
Healthcare technology	7.1	6.8
Household products	2.4	2.5
Human resource support services	1.6	1.5
Infrastructure and environmental services	0.9	0.5
Insurance(3)	8.9	8.5
Internet software and services	11.9	11.5
Leisure and entertainment	3.0	2.9
Manufacturing	7.7	7.5
Oil and gas	0.4	0.4
Pharmaceuticals(2)	0.3	0.0	(4)
Professional services	2.8	2.4
Specialty retail	3.3	3.4
Telecommunications	0.5	0.4
Transportation	1.4	1.3
Total	100.0%	100.0%
______________
(1)Includes investments in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).
(2)Includes investment in LSI Financing 1 DAC (“LSI Financing”).
(3)Includes investments in Fifth Season Investment LLC (“Fifth Season”).
(4)Rounds to less than 0.1.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	18.2%	18.7%
Northeast	16.2	16.5
South	32.0	31.3
West	25.1	25.3
International	8.5	8.2
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 238% and 239% as of March 31, 2024 and December 31, 2023, respectively.
Debt obligations consisted of the below as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$250,000	$31,578	$218,422	$28,061
SPV Asset Facility I	250,000	—	174,494	—
SPV Asset Facility II	325,000	125,000	1,776	120,205
CLO XIII	260,000	260,000	—	257,792
2024 Notes	100,000	100,000	—	100,825
2026 Notes	350,000	350,000	—	343,921
Total Debt	$1,535,000	$866,578	$394,692	$850,804
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $3.5 million, $4.8 million, $2.2 million, $(0.8) million and $6.1 million, respectively.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$18,560	$15,699
Amortization of debt issuance costs	802	235
Total Interest Expense	$19,362	$15,934
Average interest rate	7.9%	6.1%
Average daily borrowings	$872,340	$998,189

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Revolving Credit Facility
On January 12, 2024 (the “Revolving Credit Facility Closing Date”), the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders and issuing banks from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility Closing Date of the Revolving Credit Facility, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for (a) a term loan in an initial amount of $25.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $225.0 million. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.00 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Revolving Credit Facility Guarantor, subject to certain exceptions, and includes a $40.0 million limit for swingline loans.
The availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on January 12, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on January 12, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus a margin plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either the term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $250.0 million (decreased from $500.0 million on September 20, 2023); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
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
From time to time, the Company expects to sell and contribute certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing II. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by ORCC II Financing II through the Company’s ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Third Amendment Date is $325.0 million; the availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

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
CLO
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), the Company completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the CLO XIII Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XIII Issuer.
The CLO XIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XIII Closing Date (the “CLO XIII Indenture”), by and among the CLO XIII Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.55% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.35% (together, the “CLO XIII Secured Notes”). The CLO XIII Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIII Issuer. The CLO XIII Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XIII Indenture) in September, 2035. The CLO XIII Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent and NatWest Markets Securities Inc. as Co-Placement Agent.
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
As part of the CLO XIII Transaction, the Company entered into a loan sale agreement with the CLO XIII Issuer dated as of the CLO XIII Closing Date, which provided for the contribution of approximately $36.4 million funded par amount of middle-market loans from the Company to the CLO XIII Issuer on the CLO XIII Closing Date and for future sales from the Company to the CLO XIII Issuer on an ongoing basis. No gain or loss will be recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO XIII Secured Notes. The remainder of the initial portfolio assets securing the CLO XIII Secured Notes consisted of approximately $298.5 million funded par amount of middle-market loans purchased by the CLO XIII Issuer from ORCC II Financing LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the CLO XIII Closing Date between the CLO XIII Issuer and ORCC II Financing LLC and OR Lending II LLC, a wholly-owned subsidiary of the Company. The Company, ORCC II Financing LLC and OR Lending II LLC each made customary representations, warranties, and covenants to the CLO XIII Issuer under the applicable loan sale agreement.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Through September 20, 2027, a portion of the proceeds received by the CLO XIII Issuer from the loans securing the CLO XIII Secured Notes may be used by the CLO XIII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XIII Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
Unsecured Notes
2024 Notes
On November 26, 2019, the Company issued $300.0 million aggregate principal amount of the Company’s 4.625% notes due November 26, 2024 (the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
On October 21, 2020, the Company issued an additional $50.0 million aggregate principal amount of the 2024 Notes the Company issued an additional $100.0 million aggregate principal amount of the 2024 Notes in private placements in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
On November 15, 2023, the Company caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, the Company redeemed in $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. As of December 31, 2023, $100.0 million in aggregate principal amount of the 2024 Notes remained outstanding.
2026 Notes
On November 15, 2023, the Company issued $350.0 million aggregate principal amount of its 8.450% notes due November 15, 2026 (the “2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$98,172	$—	$—	$98,172
Investments:
First-lien senior secured debt investments	$—	$46,863	$1,473,898	$1,520,761
Second-lien senior secured debt investments	—	20,946	242,976	263,922
Unsecured debt investments	—	—	35,960	35,960
Preferred equity investments	—	—	69,698	69,698
Common equity investments	159	—	98,553	98,712
Subtotal	$159	$67,809	$1,921,085	$1,989,053
Investments measured at NAV	—	—	—	1,245
Total Investments	$159	$67,809	$1,921,085	$1,990,298

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$126,383	$—	$—	$126,383
Investments:
First-lien senior secured debt investments	$—	$10,034	$1,390,212	$1,400,246
Second-lien senior secured debt investments	—	25,806	414,265	440,071
Unsecured debt investments	—	634	38,261	38,895
Preferred equity investments	—	—	67,941	67,941
Common equity investments	202	—	98,509	98,711
Total Investments	$202	$36,474	$2,009,188	$2,045,864

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,390,212	$414,265	$38,261	$67,941	$98,509	$2,009,188
Purchases of investments, net	140,306	(1)	—	87	1,015	141,407
Payment-in-kind	3,947	391	1,825	1,643	37	7,843
Proceeds from investments, net	(54,126)	(171,688)	(3,796)	(2)	(23)	(229,635)
Net change in unrealized gain (loss) on investments	292	(1,248)	(20)	(15)	251	(740)
Net realized gain (loss) on investments	(128)	(256)	(350)	—	—	(734)
Net accretion/amortization of discount/premium on investments	1,218	1,513	40	44	—	2,815
Transfers into (out of) Level 3(1)	(7,823)	—	—	—	(1,236)	(9,059)
Fair value, end of period	$1,473,898	$242,976	$35,960	$69,698	$98,553	$1,921,085
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2024, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023
First-lien senior secured debt investments	$528	$8,546
Second-lien senior secured debt investments	(137)	1,568
Unsecured debt investments	(20)	865
Preferred equity investments	(15)	416
Common equity investments	251	533
Total Investments	$607	$11,928
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

	As of March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,365,175	Yield Analysis	Market Yield	6.8% - 30.5% (12.6%)	Decrease
	108,723	Recent Transaction	Transaction Price	97.5% - 100.0% (98.7%)	Increase
Second-lien senior secured debt investments	$241,487	Yield Analysis	Market Yield	11.9% - 68.0% (17.1%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3% - 13.3% (13.3%)	Increase
Unsecured debt investments	$35,033	Yield Analysis	Market Yield	10.0% - 17.5% (12.2%)	Decrease
	927	Market Approach	EBITDA Multiple	13.0x - 13.0x (13.0x)	Increase
Preferred equity investments	$69,698	Yield Analysis	Market Yield	10.9% - 25.2% (15.9%)	Decrease
Common equity investments	$86,594	Market Approach	EBITDA Multiple	3.4x - 20.0x (7.7x)	Increase
	3,417	Market Approach	Revenue Multiple	1.9x - 14.5x (10.4x)	Increase
	3,525	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	1,854	Yield Analysis	Market Yield	8.2% - 8.2% (8.2%)	Decrease
	32	Market Approach	Gross Profit Multiple	9.5x - 9.5x (9.5x)	Increase
	3,110	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	20	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,249,284	Yield Analysis	Market Yield	9.1% - 27.4% (12.7%)	Decrease
	140,928	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments	$412,776	Yield Analysis	Market Yield	11.4% - 39.5% (15.3%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3% - 13.3% (13.3%)	Increase
Unsecured debt investments	$37,334	Yield Analysis	Market Yield	10.6% - 17.2% (11.8%)	Decrease
	927	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$66,255	Yield Analysis	Market Yield	13.0% - 24.6% (16.0%)	Decrease
	1,686	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Common equity investments	$87,626	Market Approach	EBITDA Multiple	3.3x - 20.3x (7.8x)	Increase
	3,434	Market Approach	Revenue Multiple	1.9x - 14.7x (10.6x)	Increase
	5,561	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	1,858	Yield Analysis	Market Yield	7.9% - 7.9% (7.9%)	Decrease
	30	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase
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

	March 31, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$28,061	$28,061	$—	$—
SPV Asset Facility I	—	—	58,715	58,715
SPV Asset Facility II	120,205	120,205	120,008	120,008
CLO XIII	257,792	257,792	257,764	257,764
2024 Notes	100,825	99,000	101,138	98,750
2026 Notes	343,921	360,500	343,473	360,500
Total Debt	$850,804	$865,558	$881,098	$895,737
______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $3.5 million, $4.8 million, $2.2 million, $(0.8) million and $6.1 million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	459,500	459,250
Level 3	406,058	436,487
Total Debt	$865,558	$895,737
Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$386	$237
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	221	296
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	17
Alera Group, Inc.	First lien senior secured delayed draw term loan	6,777	7,133
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	464	464
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	87	150
Apex Service Partners, LLC	First lien senior secured revolving loan	40	59
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	675	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,354	1,354
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	52
Associations, Inc.	First lien senior secured delayed draw term loan	3	3
Associations, Inc.	First lien senior secured revolving loan	2,991	3,974
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	1,484	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	238	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,074	991
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	295	295
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	24	36
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	2,430	2,430
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,476	2,476
Brightway Holdings, LLC	First lien senior secured revolving loan	447	289
Broadcast Music, Inc.	First lien senior secured revolving loan	825	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	121	122
CivicPlus, LLC	First lien senior secured revolving loan	213	141
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	472
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	1,345
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	858	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	1,201	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	73	73
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	2,512	6,411
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	1,882
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	993	—
Finastra USA, Inc.	First lien senior secured revolving loan	319	288
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured revolving loan	85	85
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	1,282	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	434	—
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	5,348	—
Galls, LLC	First lien senior secured revolving loan	1,818	3,417
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	526	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	29
Global Music Rights, LLC	First lien senior secured revolving loan	631	83
Granicus, Inc.	First lien senior secured delayed draw term loan	579	—
Granicus, Inc.	First lien senior secured revolving loan	548	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	3,702	38
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	85	85
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	723
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	40	60

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	377
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	216	269
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,705
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,857	6,857
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	700	654
Kaseya Inc.	First lien senior secured delayed draw term loan	30	30
Kaseya Inc.	First lien senior secured revolving loan	24	24
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	983	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	295	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	58
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	158
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	142
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	558	391
Lignetics Investment Corp.	First lien senior secured revolving loan	1,275	245
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
LSI Financing 1 DAC	Preferred Equity	5,915	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	39	149
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	39
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,837	2,837
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	61	32
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	1,602	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	34	429
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	2,574	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	480	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	1,302	—
Nelipak Holding Company	First lien senior secured revolving loan	680	640
Nelipak Holding Company	First lien senior secured EUR revolving loan	—	677
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	1,364	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,408	1,972
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,798	1,798

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	2,392	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	276	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	1,363	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	410	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	1,993
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	2,092
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	20	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	30	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
Premise Health Holding Corp.	First lien senior secured revolving loan	938	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	945	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	431	653
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	406	428
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	75
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	5	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	373	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	428	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	58	67
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	1,647	941
The Shade Store, LLC	First lien senior secured revolving loan	159	82
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,206	1,455

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	364	481
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3,333	6,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4,536	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	815	1,405
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	845	1,620
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	150
Total Unfunded Portfolio Company Commitments		$165,066	$137,815
As of March 31, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	March 31, 2024		March 31, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,496,447	$13,487	1,263,143	$11,229
Repurchased Shares	(6,715,753)	(60,509)	(2,595,339)	(23,098)
Total shares/gross proceeds	(5,219,306)	$(47,022)	(1,332,196)	$(11,869)
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
During the years ending December 31, 2022, 2023 and three months ended March 31, 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Distributions
The Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock in each case thereafter, payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.060000	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.060000	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.060000	8,485
February 21, 2024	March 31, 2024	May 15, 2024	Quarterly	0.030000	4,054
			Total	$0.210000	$29,431
The following table presents cash distributions per share that were declared during the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
			Total	$0.167271	$24,554

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
Through November 7, 2023, the termination date of the Expense Support Agreement by the Adviser, a portion of the Company’s distributions resulted from expense support from the Adviser, which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

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

	Three Months Ended March 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.21	$29,706	100.9%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains (1)	—	(275)	(0.9)
Total	$0.21	$29,431	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Three Months Ended March 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$26,888	109.5%
Net realized gain (loss) on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(2,334)	(9.5)
Total	$0.17	$24,554	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2024	2023
Increase (decrease) in net assets resulting from operations	$27,865	$31,335
Weighted average shares of common stock outstanding—basic and diluted	140,586,790	146,892,513
Earnings per common share-basic and diluted	$0.20	$0.21
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
For the three months ended March 31, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.9 million, including U.S. federal excise tax expense/(benefit) of $26 thousand. For the three months ended March 31, 2023, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.9 million, including U.S. federal excise tax expense/(benefit) of $0.3 million.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024, the Company recorded a net tax expense/(benefit) of approximately $0.8 million for taxable subsidiaries. For the three months ended March 31, 2023, the Company recorded a net tax expense/ (benefit) of approximately $0.6 million for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $9.9 million and $9.1 million as of March 31, 2024 and December 31, 2023 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024		2023
Per share data:
Net asset value, at beginning of period	$9.00		$8.85
Results of operations:
Net investment income(1)	0.21		0.18
Net realized and unrealized gain (loss)(4)	(0.01)		0.03
Net increase (decrease) in net assets resulting from operations	0.20		0.21
Shareholder distributions:
Distributions from net investment income(2)	(0.21)		(0.18)
Distributions from net realized gains(2)	—		—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	—	(8)	0.01
Net increase (decrease) in net assets from shareholders' distributions	(0.21)		(0.17)
Capital share transactions:
Issuance of common stock above net asset value	—		—
Net increase in net assets resulting from capital share transactions	—		—
Net asset value, at end of period	$8.99		$8.89

Total Return(5)(6)	2.2%		2.2%

Ratios
Ratio of net expenses to average net assets(3)(7)	11.8%		12.5%
Ratio of net investment income to average net assets(7)	9.6%		8.3%
Portfolio turnover rate	8.5%		0.8%

Supplemental Data
Weighted-average shares outstanding	140,586,790		146,892,513
Shares outstanding, end of period	135,122,336		145,173,088
Net assets, end of period	$1,214,899		$1,291,173
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. For the three months ended March 31, 2024 and 2023, the total operating expenses to average net assets were 11.8% and 10.7%, respectively, prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.

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
(8)The per share amounts round to less than $0.01 per share
Note 12. Subsequent Events
On May 7, 2024, the Board declared regular monthly distributions for May 2024 through July 2024. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On May 7, 2024, the Board declared a special distribution of $0.02 per share, payable on or before August 15, 2024 to shareholders of record as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are managed by our Adviser. Our Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of March 31, 2024, the Adviser and its affiliates had $91.3 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2024, our Adviser and its affiliates have originated $99.6 billion aggregate principal amount of investments, of which $95.8 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2024, our average investment size in each of our portfolio companies was approximately $11.9 million based on fair value. As of March 31, 2024, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 89.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $814 million, weighted average annual EBITDA of $175 million, an average interest coverage of 1.6x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2024, 98.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Prior to the termination of the Expense Support Agreement, the amount of Expense Support Payments provided by the Adviser since inception was $32.8 million.
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
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 76.4% first lien senior secured debt investments (of which 61% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 13.3% second-lien senior secured debt investments, 1.8% unsecured investments, 3.5% preferred equity investments and 5.0% common equity investments.
As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 12.1% and 12.2%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.4% and 12.4%, respectively.
As of March 31, 2024, we had investments in 167 portfolio companies with an aggregate fair value of $2.0 billion. As of March 31, 2024, we had net leverage of 0.63x debt-to-equity.

We generally expect our originations to match the pace of repayments over each quarter. The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $175 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. Our second lien borrowers are even larger, with an average enterprise value approximately two times that of our first lien investments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Amergin Asset Management LLC, Fifth Season Investments LLC (“Fifth Season”) and LSI Financing 1 DAC (“LSI Financing”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2024		2023
New investment commitments
Gross originations	$200,940		$2,879
Less: Sell downs	(2,250)		—
Total new investment commitments	$198,690		$2,879
Principal amount of investments funded:
First-lien senior secured debt investments	$153,477		$1,854
Second-lien senior secured debt investments	—		—
Unsecured debt investments	—		—
Preferred equity investments	—		—
Common equity investments	921		70
Total principal amount of investments funded	$154,398		$1,924
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(36,596)		$(28,680)
Second-lien senior secured debt investments	(175,855)		(8,000)
Unsecured debt investments	(4,296)		(39)
Preferred equity investments	(19)		—
Common equity investments	—		—
Total principal amount of investments sold or repaid	$(216,766)		$(36,719)
Number of new investment commitments in new portfolio companies(1)	20		—
Average new investment commitment amount in new portfolio companies	$8,666		$—
Weighted average term for new investment commitments (in years)	6.0		4.1
Percentage of new debt investment commitments at floating rates	99.6%		100.0%
Percentage of new debt investment commitments at fixed rates	0.4%		—%
Weighted average interest rate of new investment commitments	10.8%	(2)	11.4%	(2)
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.5%		6.5%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% and 4.91% as of March 31, 2024 and 2023, respectively.

The table below presents investments at fair value and amortized cost as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$1,528,771	$1,520,761	$1,408,127	$1,400,246
Second-lien senior secured debt investments	280,993	263,922	455,907	440,071
Unsecured debt investments	37,701	35,960	40,619	38,895
Preferred equity investments(3)	69,480	69,698	67,709	67,941
Common equity investments(4)	65,367	99,957	64,338	98,711
Total Investments	$1,982,312	$1,990,298	$2,036,700	$2,045,864
______________
(1)Includes investment in Amergin AssetCo.
(2)61% and 66% of which we consider unitranche loans as of March 31, 2024 and December 31, 2023, respectively.
(3)Includes investments in LSI Financing. See “– Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(4)Includes investments in Amergin AssetCo and Fifth Season. See “– Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo and Fifth Season.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Advertising and media	2.7%	1.0%
Aerospace and defense	4.4	4.1
Asset Based Lending and Fund Finance(1)	2.1	2.2
Automotive Services	2.0	2.0
Buildings and real estate	3.2	3.0
Business services	2.4	3.5
Chemicals	2.8	2.6
Consumer products	5.4	5.3
Containers and packaging	1.7	1.7
Distribution	2.9	2.6
Education	0.9	1.0
Energy equipment and services	0.5	—
Financial services	1.3	1.4
Food and beverage	7.0	8.4
Healthcare equipment and services	2.4	4.5
Healthcare providers and services	6.1	7.1
Healthcare technology	7.1	6.8
Household products	2.4	2.5
Human resource support services	1.6	1.5
Infrastructure and environmental services	0.9	0.5
Insurance(3)	8.9	8.5
Internet software and services	11.9	11.5
Leisure and entertainment	3.0	2.9
Manufacturing	7.7	7.5
Oil and gas	0.4	0.4
Pharmaceuticals(2)	0.3	0.0	(4)
Professional services	2.8	2.4
Specialty retail	3.3	3.4
Telecommunications	0.5	0.4
Transportation	1.4	1.3
Total	100.0%	100.0%
______________
(1)Includes investments in Amergin AssetCo. See “– Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “– Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See “– Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Rounds to less than 0.1.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	18.2%	18.7%
Northeast	16.2	16.5
South	32.0	31.3
West	25.1	25.3
International	8.5	8.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	12.1%	12.4%
Weighted average total yield of accruing debt and income producing securities(1)	12.4%	12.7%
Weighted average interest rate of accruing debt securities	11.9%	12.1%
Weighted average spread over base rate of all accruing floating rate investments	6.5%	6.7%
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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$282,243	14.2%	$327,357	16.0%
2	1,456,180	73.1	1,478,186	72.3
3	215,033	10.8	218,914	10.7
4	27,607	1.4	12,310	0.6
5	9,235	0.5	9,097	0.4
Total	$1,990,298	100.0%	$2,045,864	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,817,634	98.4%	$1,892,893	99.4%
Non-accrual	29,832	1.6	11,761	0.6
Total	$1,847,466	100.0%	$1,904,654	100.0%
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
Specialty Finance Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, our commitment to Amergin AssetCo is $8.2 million, of which $3.5 million is equity and $4.7 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of March 31, 2024, our equity investment in Fifth Season was $3.1 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of March 31, 2024, our investment in LSI Financing was $1.0 million at fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Total Investment Income	$66,393	$67,223
Less: Net Operating Expenses	35,825	39,471
Net Investment Income (Loss) Before Taxes	30,568	27,752
Less: Income tax expense (benefit), including excise tax expense (benefit)	862	864
Net Investment Income (Loss) After Taxes	29,706	26,888
Net change in unrealized gain (loss)	(1,206)	12,185
Net realized gain (loss)	(635)	(7,738)
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,865	$31,335
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended March 31, 2024, our net asset value per share decreased, primarily driven by loss on the portfolio.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest income from investments	$53,692	$55,465
Payment-in-kind interest income	6,623	7,041
Dividend income	5,140	4,205
Other income	938	512
Total investment income	$66,393	$67,223
For the Three Months Ended March 31, 2024 and 2023
Investment income decreased to $66.4 million for the three months ended March 31, 2024 from $67.2 million for the same period in prior year primarily due to a decrease in interest rates. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $0.2 million to $1.6 million period over period due to an increase in repayments. For the three months ended March 31, 2024 and 2023, PIK income represented 12.4% and 12.5% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$19,362	$15,934
Management fee	7,698	8,504
Performance based incentive fees	6,299	6,946
Professional fees	1,223	1,268
Directors’ fees	195	195
Other general and administrative	1,048	767
Total operating expenses	$35,825	$33,614
Recoupment of expense support	—	5,857
Net operating expenses	$35,825	$39,471
For the Three Months Ended March 31, 2024 and 2023
Net operating expenses decreased to $35.8 million for the three months ended March 31, 2024 from $39.5 million for the same period ended March 31, 2023 primarily due to decreases in recoupment of expense support and management fees, partially offset by an increase in interest expense. The increase in interest expense of $3.4 million was driven by rising interest rates resulting in an increase in the weighted average interest rate from 6.1% to 7.9% period over period. The decrease in recoupment of expense support of $5.9 million is due to termination of the Expense Support Agreement on November 7, 2023. The decrease in management fees of $0.8 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net change in unrealized gain on investments	$11,811	$20,193
Net change in unrealized loss on investments	(12,999)	(9,135)
Income tax (provision) benefit	1	(94)
Translation of assets and liabilities in foreign currencies	(19)	1,221
Net change in unrealized gain (loss)	$(1,206)	$12,185

For the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, net depreciation on investments was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2023. As of March 31, 2024, the fair value of our debt investments as a percentage of principal was 97.2% as compared to 97.3% as of December 31, 2023. The primary driver of our portfolio’s net unrealized loss for the three months ended March 31, 2024 was due to decreases in the fair value of certain debt investments as further detailed below.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Remaining portfolio companies	$1,471
Conair Holdings LLC	1,256
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	1,229
Valence Surface Technologies LLC	844
The Better Being Co., LLC (fka Nutraceutical International Corporation)	840
KPCI Holdings, L.P.	827
Walker Edison Furniture Company LLC(1)	(455)
PHM Netherlands Midco B.V. (dba Loparex)	(839)
EOS U.S. Finco LLC	(984)
H-Food Holdings, LLC	(2,460)
Pluralsight, LLC	(2,915)
Net unrealized gain (loss) on investments	$(1,188)
________________
(1)Portfolio company is a non-controlled, affiliated investment.

For the three months ended March 31, 2023, the net appreciation on investment was primarily driven by a increase in the fair value of our debt investments as compared to December 31, 2022. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 97.4% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the three months ended March 31, 2023 was due to market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$7,860
Muine Gall, LLC	1,190
Conair Holdings LLC	434
Packaging Coordinators Midco, Inc.	365
Windows Entities	355
Aviation Solutions Midco, LLC (dba STS Aviation)	343
Phoenix Newco, Inc. (dba Parexel)	341
Remaining portfolio companies	4,568
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(1,983)
WU Holdco, Inc. (dba Weiman Products, LLC)	(645)
H-Food Holdings, LLC	(515)
Net unrealized gain (loss) on investments	$12,313
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net realized gain (loss) on investments	$—	$(7,752)
Net realized gain (loss) on foreign currency transactions	(635)	14
Net realized gain (loss)	$(635)	$(7,738)

Realized Gross Internal Rate of Return
Since we began investing in 2017 through March 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of over 9.6% (based on total capital invested of $2.1 billion and total proceeds from these exited investments of $2.5 billion).
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
As of March 31, 2024 and December 31, 2023, our asset coverage ratios were 238% and 239%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2024, taken together with our available debt, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we had $98.2 million in cash. During the three months ended March 31, 2024, cash provided by operating activities was $80.6 million, primarily as a result of selldowns and repayments of portfolio investments of $235.3 million and other operating activities of $16.2 million, partially offset by funding portfolio investments of $170.9 million. Lastly, we used $108.8 million of cash for financing activities during the period, which was the result of debt issuance costs of $3.8 million, net repayments on our credit facilities of $28.4 million, distributions paid of $16.1 million and repurchased shares of $60.5 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of March 31, 2023, we had $81.1 million in cash. During the three months ended March 31, 2023, cash provided by operating activities was $71.3 million, primarily as a result of selldowns and repayments of portfolio investments of $60.4 million and other operating activities of $28.9 million, partially offset by funding portfolio investments of $18.0 million. Lastly, we used $37.5 million in cash for financing activities during the period, which was the result of debt issuance costs of $0.1 million, net repayments on our credit facilities of $1.0 million, distributions paid of $13.3 million and repurchased shares of $23.1 million.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	March 31, 2024		March 31, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,496,447	13,487	1,263,143	11,229
Repurchased Shares	(6,715,753)	(60,509)	(2,595,339)	(23,098)
Total shares/gross proceeds	(5,219,306)	$(47,022)	(1,332,196)	$(11,869)
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

During the years ending December 31, 2022, 2023 and three months ended March 31, 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01

Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.060000	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.060000	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.060000	8,485
February 21, 2024	March 31, 2024	May 15, 2024	Quarterly	0.030000	4,054
			Total	$0.210000	$29,431
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
The following table presents cash distributions per share that were declared during the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
			Total	$0.167271	$24,554
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
Through November 7, 2023, the termination date of the Expense Support Agreement by the Adviser, a portion of our distributions resulted from expense support from the Adviser which are subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.

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

	Three Months Ended March 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.21	$29,706	100.9%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains (1)	—	(275)	(0.9)
Total	$0.21	$29,431	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Three Months Ended March 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.18	$26,888	109.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.01)	(2,334)	(9.5)
Total	$0.17	$24,554	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to March 31, 2024 was 68.2% (without upfront sales load) and 59.8% (with maximum upfront sales load). The following table presents cumulative total returns for the three months ended March 31, 2024, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
			Annualized Total Return				Cumulative Total Return Since Inception(3)
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	2.2%	10.4%	8.7%	9.0%	9.7%	68.2%	59.8%
______________
(1)Compounded monthly.
(2)Unless otherwise indicated, total return is calculated as the change in net asset value (“NAV”) per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(3)For the purposes of calculating total return for periods starting prior to the termination of our continuous public offering on April 30, 2021, beginning NAV is equal to the net offering price in effect at that time.
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility	$250,000	$31,578	$218,422	$28,061
SPV Asset Facility I	250,000	—	174,494	—
SPV Asset Facility II	325,000	125,000	1,776	120,205
CLO XIII	260,000	260,000	—	257,792
2024 Notes	100,000	100,000	—	100,825
2026 Notes	350,000	350,000	—	343,921
Total Debt	$1,535,000	$866,578	$394,692	$850,804
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $3.5 million, $4.8 million, $2.2 million, $(0.8) million and $6.1 million, respectively.

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
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II and 2024 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million, respectively.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$18,560	$15,699
Amortization of debt issuance costs	802	235
Total Interest Expense	$19,362	$15,934
Average interest rate	7.9%	6.1%
Average daily borrowings	$872,340	$998,189

Senior Securities
Information about our senior securities is shown in the following table as of March 31, 2024 and the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2024 (unaudited)	$31.6	$2,375	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
March 31, 2024 (unaudited)	$—	$2,375	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
March 31, 2024 (unaudited)	$125.0	$2,375	$—	N/A
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
March 31, 2024 (unaudited)	$260.0	$2,375	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes
March 31, 2024 (unaudited)	$100.0	$2,375	$—	N/A
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
March 31, 2024 (unaudited)	$350.0	$2,375	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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
(5)Promissory Note expired on December 31, 2020.
Revolving Credit Facility
On January 12, 2024 (the “Revolving Credit Facility Closing Date”), we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders and issuing banks from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries in existence as of the Revolving Credit Facility Closing Date, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for (a) a term loan in an initial amount of $25.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $225.0 million. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.00 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Revolving Credit Facility Guarantor, subject to certain exceptions, and includes a $40.0 million limit for swingline loans.
The availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on January 12, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on January 12, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus a margin plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either the term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to our consolidated assets and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), we completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the CLO XIII Transaction were issued by our consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIII Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO XIII Issuer.
The CLO XIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XIII Closing Date (the “CLO XIII Indenture”), by and among the CLO XIII Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.55% and (ii) $32.0 million of AA(sf) Class B Notes, which bear interest at three-month term SOFR plus 3.35% (together, the “CLO XIII Secured Notes”). The CLO XIII Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the CLO XIII Issuer. The CLO XIII Secured Notes are scheduled to mature on the Payment Date (as defined in the CLO XIII Indenture) in September, 2035. The CLO XIII Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent and NatWest Markets Securities Inc. as Co-Placement Agent.
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
As part of the CLO XIII Transaction, we entered into a loan sale agreement with the CLO XIII Issuer dated as of the CLO XIII Closing Date, which provided for the contribution of approximately $36.4 million funded par amount of middle-market loans from us to the CLO XIII Issuer on the CLO XIII Closing Date and for future sales from us to the CLO XIII Issuer on an ongoing basis. No gain or loss will be recognized as a result of these sales and contributions. Such loans constituted part of the initial portfolio of assets securing the CLO XIII Secured Notes. The remainder of the initial portfolio assets securing the CLO XIII Secured Notes consisted of approximately $298.5 million funded par amount of middle-market loans purchased by the CLO XIII Issuer from ORCC II Financing LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the CLO XIII Closing Date between the

CLO XIII Issuer and ORCC II Financing LLC and OR Lending II LLC, a wholly-owned subsidiary of ours. We, ORCC II Financing LLC and OR Lending II LLC each made customary representations, warranties, and covenants to the CLO XIII Issuer under the applicable loan sale agreement.
Through September 20, 2027, a portion of the proceeds received by the CLO XIII Issuer from the loans securing the CLO XIII Secured Notes may be used by the CLO XIII Issuer to purchase additional middle-market loans under the direction of the Adviser in its capacity as collateral manager for the CLO XIII Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
2024 Notes
On November 26, 2019, we issued $300.0 million aggregate principal amount of our 4.625% notes due November 26, 2024 (the “2024 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
On October 21, 2020, we issued an additional $50.0 million aggregate principal amount of the 2024 Notes, we issued an additional $100.0 million aggregate principal amount of the 2024 Notes in private placements in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
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
On November 15, 2023, we caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, we redeemed $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. As of December 31, 2023, $100.0 million in aggregate principal amount of the 2024 Notes remained outstanding.

2026 Notes
On November 15, 2023, we issued $350.0 million aggregate principal amount of its 8.450% notes due November 15, 2026 (the “2026 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$386	$237
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	221	296
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	17
Alera Group, Inc.	First lien senior secured delayed draw term loan	6,777	7,133
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	464	464
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	87	150
Apex Service Partners, LLC	First lien senior secured revolving loan	40	59
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	675	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,354	1,354
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	52
Associations, Inc.	First lien senior secured delayed draw term loan	3	3
Associations, Inc.	First lien senior secured revolving loan	2,991	3,974
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	1,484	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	238	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,074	991
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	295	295
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	24	36
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	2,430	2,430
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,476	2,476
Brightway Holdings, LLC	First lien senior secured revolving loan	447	289
Broadcast Music, Inc.	First lien senior secured revolving loan	825	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	121	122
CivicPlus, LLC	First lien senior secured revolving loan	213	141
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	472
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	1,345
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	858	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	1,201	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	73	73
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	2,512	6,411
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	80	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	1,882
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	993	—
Finastra USA, Inc.	First lien senior secured revolving loan	319	288
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	6,825	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	700	700
Fortis Solutions Group, LLC	First lien senior secured revolving loan	85	85
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	1,282	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	434	—
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	5,348	—
Galls, LLC	First lien senior secured revolving loan	1,818	3,417
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	526	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	29
Global Music Rights, LLC	First lien senior secured revolving loan	631	83
Granicus, Inc.	First lien senior secured delayed draw term loan	579	—
Granicus, Inc.	First lien senior secured revolving loan	548	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	3,702	38
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	85	85
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	723	723
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	40	60

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	377
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	216	269
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,705
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,857	6,857
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	700	654
Kaseya Inc.	First lien senior secured delayed draw term loan	30	30
Kaseya Inc.	First lien senior secured revolving loan	24	24
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	983	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	295	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	58
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	158
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	142
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	558	391
Lignetics Investment Corp.	First lien senior secured revolving loan	1,275	245
Litera Bidco LLC	First lien senior secured revolving loan	1,013	1,013
LSI Financing 1 DAC	Preferred Equity	5,915	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	39	149
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	55	39
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,837	2,837
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	61	32
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	1,602	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	34	429
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	2,574	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	480	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	1,302	—
Nelipak Holding Company	First lien senior secured revolving loan	680	640
Nelipak Holding Company	First lien senior secured EUR revolving loan	—	677
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	1,364	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	1,408	1,972
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,798	1,798
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	2,392	4,499

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	191	191
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	276	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	1,363	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	410	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	1,993
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	2,092
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	20	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	30	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
Premise Health Holding Corp.	First lien senior secured revolving loan	938	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	945	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	431	653
Securonix, Inc.	First lien senior secured revolving loan	153	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	406	428
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	75	75
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	5	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	373	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,630	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	428	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	70	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	50	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	58	67
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	1,647	941
The Shade Store, LLC	First lien senior secured revolving loan	159	82
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,206	1,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	364	481

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	2,000	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3,333	6,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4,536	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	322	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	815	1,405
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	845	1,620
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	150
Total Unfunded Portfolio Company Commitments		$165,066	$137,815
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of March 31, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$31,578	$—	$—	$31,578	$—
SPV Asset Facility I	—	—	—	—	—
SPV Asset Facility II	125,000	—	—	—	125,000
CLO XIII	260,000	—	—	—	260,000
2024 Notes	100,000	100,000	—	—	—
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$866,578	$100,000	$350,000	$31,578	$385,000
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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS.”
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
Recent Developments
Joint Venture
On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue owl Technology Finance Corp. II and Blue Owl Technology Income Corp. (together with us, the “Blue Owl BDCs”) and State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs have agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $0.5 million, representing an approximately 0.93% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Dividends
On May 7, 2024, our Board declared regular monthly distributions for May 2024 through July 2024. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On May 7, 2024, our Board declared a special distribution of $0.02 per share, payable on or before August 15, 2024 to shareholders of record as of June 30, 2024.

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
As of March 31, 2024, 98.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and SPV Asset Facilities bear interest at variable rates with interest floors of 0.0%. CLO XIII bears interest at variable rates. The 2024 Notes and 2026 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$53.9	$12.5	$41.4
Up 200 basis points	$36.0	$8.3	$27.7
Up 100 basis points	$18.0	$4.2	$13.8
Down 100 basis points	$(18.0)	$(4.2)	$(13.8)
Down 200 basis points	$(36.0)	$(8.3)	$(27.7)
Down 300 basis points	$(53.9)	$(12.5)	$(41.4)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below who did not opt out of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 4, 2019	March 29, 2019	$6,207,452	$9.06	119,874
May 13, 2019	June 10, 2019	$9,039,928	$9.07	100,108
August 19, 2019	September 16, 2019	$13,085,063	$9.08	234,693
November 18, 2019	December 16, 2019	$16,984,077	$9.02	396,914
March 9, 2020	April 3, 2020	$21,398,616	$8.30	1,462,441
May 26, 2020	June 22, 2020	$16,280,933	$8.60	600,204
August 24, 2020	September 21, 2020	$21,493,631	$8.78	1,797,979
November 16, 2020	December 14, 2020	$16,153,577	$8.78	794,091
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Senior Secured Credit Agreement, dated January 12, 2024, between Blue Owl Capital Corporation II, as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 18, 2024).

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
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: May 10, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 10, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer