Form 10-Q
period 2024-06-30
Blue Owl Capital Corp II
filed 2024-08-09
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 9, 2024, the registrant had 133,537,073 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the U.S. presidential election, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,022,253 and $2,011,352 respectively)	$2,020,619	$2,018,525
Non-controlled, affiliated investments (amortized cost of $27,168 and $25,348, respectively)	26,983	27,339
Total investments at fair value (amortized cost of $2,049,421 and $2,036,700, respectively)	2,047,602	2,045,864
Cash	47,491	124,556
Foreign cash (cost of $247 and $1,787, respectively)	245	1,827
Interest and dividend receivable	19,356	17,811
Prepaid expenses and other assets	1,833	495
Total Assets	$2,116,527	$2,190,553
Liabilities
Debt (net of deferred unamortized debt issuance costs of $15,117 and $13,902, respectively)	$890,588	$881,098
Payables to affiliates	15,649	15,545
Distribution payable	2,663	4,210
Payable for investments purchased	1,538	—
Accrued expenses and other liabilities	20,806	26,213
Total Liabilities	931,244	927,066
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 133,119,101 and 140,341,642 shares issued and outstanding, respectively	1,331	1,403
Additional paid-in-capital	1,188,315	1,253,305
Accumulated undistributed (overdistributed) earnings	(4,363)	8,779
Total Net Assets	1,185,283	1,263,487
Total Liabilities and Net Assets	$2,116,527	$2,190,553
Net Asset Value Per Share	$8.90	$9.00
______________
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$51,920	$55,470	$105,304	$110,675
Payment-in-kind interest income	7,073	7,420	13,696	14,461
Dividend income	3,456	3,540	8,486	7,524
Other income	1,114	926	2,030	1,390
Total investment income from non-controlled, non-affiliated investments	63,563	67,356	129,516	134,050
Investment income from non-controlled, affiliated investments:
Interest income	306	272	614	532
Dividend income	144	110	254	331
Other Income	22	20	44	68
Total investment income from non-controlled, affiliated investments	472	402	912	931
Total Investment Income	64,035	67,758	130,428	134,981
Operating Expenses
Interest expense	19,864	15,414	39,226	31,348
Management fee	7,709	8,303	15,407	16,807
Performance based incentive fees	5,828	7,154	12,127	14,100
Professional fees	1,279	1,256	2,502	2,524
Directors' fees	196	195	391	390
Other general and administrative	1,128	720	2,176	1,487
Total Operating Expenses	36,004	33,042	71,829	66,656
Recoupment of expense support (Note 3)	—	5,794	—	11,651
Net Operating Expenses	36,004	38,836	71,829	78,307
Net Investment Income (Loss) Before Taxes	28,031	28,922	58,599	56,674
Income tax expense (benefit), including excise tax expense (benefit)	552	991	1,414	1,855
Net Investment Income (Loss)	$27,479	$27,931	$57,185	$54,819
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(10,150)	$3,440	$(10,879)	$14,454
Non-controlled, affiliated investments	(1,717)	(306)	(2,176)	(262)
Income tax (provision) benefit	—	(803)	1	(897)
Translation of assets and liabilities in foreign currencies	2,052	1,226	2,033	2,447
Total Net Change in Unrealized Gain (Loss)	(9,815)	3,557	(11,021)	15,742
Net realized gain (loss):
Non-controlled, non-affiliated investments	$23	$4	$23	$(7,748)
Foreign currency transactions	(2,178)	(15)	(2,813)	(1)
Total Net Realized Gain (Loss)	(2,155)	(11)	(2,790)	(7,749)
Total Net Realized and Change in Unrealized Gain (Loss)	(11,970)	3,546	(13,811)	7,993
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,509	$31,477	$43,374	$62,812
Earnings Per Share - Basic and Diluted	$0.11	$0.22	$0.31	$0.43
Weighted Average Shares Outstanding - Basic and Diluted	135,503,433	145,534,431	138,045,112	146,209,556

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc.(13)	First lien senior secured loan	S +	5.75%	02/2030	$4,536	$4,428	$4,434	0.4	%
Broadcast Music, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.75%	02/2030	—	(19)	(19)	—	%
Global Music Rights, LLC(13)	First lien senior secured loan	S +	5.50%	08/2030	9,844	9,659	9,844	0.8	%
Global Music Rights, LLC(2)(6)	First lien senior secured revolving loan	S +	5.50%	08/2029	—	(11)	—	—	%
Monotype Imaging Holdings Inc.(13)	First lien senior secured loan	S +	5.50%	02/2031	19,219	19,080	19,123	1.6	%
Monotype Imaging Holdings Inc.(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(6)	—	—	%
Monotype Imaging Holdings Inc.(2)(6)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(17)	(12)	—	%
						33,114	33,370	2.8	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(13)	First lien senior secured loan	S +	6.25%	01/2026	41,628	41,542	42,461	3.6	%
Peraton Corp.(13)(16)	Second lien senior secured loan	S +	7.75%	02/2029	14,494	14,347	14,531	1.2	%
Valence Surface Technologies LLC(13)	First lien senior secured loan	S +	7.75% (3.88% PIK)	12/2026	35,638	35,548	33,232	2.8	%
Valence Surface Technologies LLC(6)(13)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	12/2026	2,871	2,865	2,676	0.2	%
						94,302	92,900	7.8	%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(22)	First lien senior secured loan		12.00% PIK	07/2030	2,258	2,258	2,258	0.2	%
AAM Series 2.1 Aviation Feeder, LLC(18)(22)	First lien senior secured loan		12.00% PIK	11/2030	1,554	1,554	1,554	0.1	%
Hg Genesis 8 Sumoco Limited(8)(18)	Unsecured facility	SA +	6.00% PIK	09/2027	£1,524	1,964	1,927	0.2	%
Hg Genesis 9 SumoCo Limited(10)(18)	Unsecured facility	E +	7.00% PIK	03/2027	€1,112	1,218	1,192	0.1	%
Hg Saturn Luchaco Limited(8)(18)	Unsecured facility	SA +	7.50% PIK	03/2026	£8,085	10,279	10,220	0.9	%
						17,273	17,151	1.5	%
Buildings and real estate
Associations, Inc.(13)	First lien senior secured loan	S +	6.50%	07/2028	46,378	46,334	46,333	3.9	%
Associations, Inc.(2)(6)	First lien senior secured delayed draw term loan	S +	6.50%	07/2028	—	(3)	(4)	0.0	%
Associations, Inc.(2)(6)	First lien senior secured revolving loan	S +	6.50%	07/2028	—	(3)	(3)	0.0	%
Associations Finance, Inc.(22)	Unsecured notes		14.25% PIK	05/2030	17,319	17,189	17,183	1.4	%
REALPAGE, INC.(12)(16)	Second lien senior secured loan	S +	6.50%	04/2029	6,500	6,433	6,321	0.5	%
						69,950	69,830	5.8	%
Business services
CIBT Global, Inc.(9)(13)	First lien senior secured loan	S +	5.25% (4.25%PIK)	06/2027	168	104	109	0.0	%
CIBT Global, Inc.(9)(13)	Second lien senior secured loan	S +	7.75% PIK	12/2027	11,237	4,709	1,124	0.1	%
Denali BuyerCo, LLC (dba Summit Companies)(13)	First lien senior secured loan	S +	5.75%	09/2028	5,846	5,771	5,846	0.5	%
Denali BuyerCo, LLC (dba Summit Companies)(2)(6)	First lien senior secured revolving loan	S +	5.75%	09/2027	—	(1)	—	0.0	%
Diamondback Acquisition, Inc. (dba Sphera)(12)	First lien senior secured loan	S +	5.50%	09/2028	623	614	616	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
DuraServ LLC(12)	First lien senior secured loan	S +	4.75%	06/2031	6,429	6,397	6,396	0.5	%
DuraServ LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	4.75%	06/2026	—	(6)	(6)	0.0	%
DuraServ LLC(2)(6)	First lien senior secured revolving loan	S +	4.75%	06/2030	—	(6)	(6)	0.0	%
Gainsight, Inc.(13)	First lien senior secured loan	S +	6.75% PIK	07/2027	6,582	6,531	6,582	0.6	%
Gainsight, Inc.(6)(13)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	472	464	472	0.0	%
Hercules Borrower, LLC (dba The Vincit Group)(13)	First lien senior secured loan	S +	6.25%	12/2026	27,839	27,641	27,839	2.3	%
Hercules Borrower, LLC (dba The Vincit Group)(2)(6)	First lien senior secured revolving loan	S +	6.25%	12/2026	—	(21)	—	0.0	%
Hercules Buyer, LLC (dba The Vincit Group)(21)(22)	Unsecured notes		0.48% PIK	12/2029	828	828	1,012	0.1	%
Kaseya Inc.(13)	First lien senior secured loan	S +	5.50%	06/2029	549	540	549	0.0	%
Kaseya Inc.(6)(13)(17)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	2	1	2	0.0	%
Kaseya Inc.(6)(13)	First lien senior secured revolving loan	S +	5.50%	06/2029	8	8	8	0.0	%
KPSKY Acquisition, Inc. (dba BluSky)(13)	First lien senior secured loan	S +	5.50%	10/2028	973	960	958	0.1	%
KPSKY Acquisition, Inc. (dba BluSky)(6)(13)(17)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	1	—	1	—	%
Pye-Barker Fire & Safety, LLC(13)	First lien senior secured loan	S +	4.50%	05/2031	5,049	5,024	5,024	0.4	%
Pye-Barker Fire & Safety, LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	4.50%	05/2026	—	(11)	(11)	—	%
Pye-Barker Fire & Safety, LLC(6)(13)	First lien senior secured revolving loan	S +	4.50%	05/2030	122	117	117	—	%
						59,664	56,632	4.7	%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(12)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,285	21,375	1.8	%
DCG ACQUISITION CORP. (dba DuBois Chemical)(12)	First lien senior secured loan	S +	4.75%	06/2031	5,614	5,558	5,558	0.5	%
DCG ACQUISITION CORP. (dba DuBois Chemical)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	4.75%	06/2026	—	(5)	(5)	0.0	%
DCG ACQUISITION CORP. (dba DuBois Chemical)(2)(6)	First lien senior secured revolving loan	S +	4.75%	06/2031	—	(9)	(9)	0.0	%
Gaylord Chemical Company, L.L.C.(13)	First lien senior secured loan	S +	6.00%	03/2027	25,621	25,486	25,621	2.2	%
Gaylord Chemical Company, L.L.C.(2)(6)	First lien senior secured revolving loan	S +	6.00%	03/2026	—	(9)	—	0.0	%
Rocket BidCo, Inc. (dba Recochem)(13)(18)	First lien senior secured loan	S +	5.75%	11/2030	22,000	21,562	21,560	1.8	%
Velocity HoldCo III Inc. (dba VelocityEHS)(13)	First lien senior secured loan	S +	5.75%	04/2027	5,948	5,876	5,948	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS)(2)(6)	First lien senior secured revolving loan	S +	5.75%	04/2026	—	(3)	—	0.0	%
						80,741	80,048	6.8	%
Consumer products
Conair Holdings LLC(12)	Second lien senior secured loan	S +	7.50%	05/2029	31,280	30,924	31,280	2.6	%
Feradyne Outdoors, LLC(13)	First lien senior secured loan	S +	6.50% (2.00% PIK)	05/2026	650	650	597	0.1	%
Foundation Consumer Brands, LLC(13)	First lien senior secured loan	S +	6.25%	02/2027	3,159	3,105	3,159	0.3	%
Lignetics Investment Corp.(13)	First lien senior secured loan	S +	6.00%	11/2027	12,400	12,297	12,400	1.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Lignetics Investment Corp.(6)(13)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,397	1,388	1,397	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen)(13)	First lien senior secured loan	S +	5.25%	03/2029	739	729	717	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen)(6)(13)	First lien senior secured revolving loan	S +	5.25%	03/2029	4	3	1	0.0	%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)	First lien senior secured loan	S +	5.25%	03/2027	45,534	45,235	45,534	3.8	%
WU Holdco, Inc. (dba Weiman Products, LLC)(6)(13)	First lien senior secured revolving loan	S +	5.25%	03/2027	2,536	2,521	2,536	0.2	%
						96,852	97,621	8.2	%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(13)	First lien senior secured loan	S +	6.00%	12/2026	1,882	1,850	1,868	0.2	%
Arctic Holdco, LLC (dba Novvia Group)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	—	(22)	(10)	—	%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(13)	First lien senior secured loan	S +	5.75%	09/2028	753	748	753	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(13)	First lien senior secured revolving loan	S +	5.75%	09/2027	26	26	26	0.0	%
Fortis Solutions Group, LLC(13)	First lien senior secured loan	S +	5.50%	10/2028	888	876	877	0.1	%
Fortis Solutions Group, LLC(6)(13)	First lien senior secured revolving loan	S +	5.50%	10/2027	18	17	17	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(13)	First lien senior secured loan	S +	6.25%	05/2028	883	877	883	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(6)(13)	First lien senior secured revolving loan	S +	6.25%	05/2028	78	78	78	0.0	%
Pregis Topco LLC(12)	Second lien senior secured loan	S +	6.75%	08/2029	30,000	29,635	30,000	2.5	%
						34,085	34,492	3.0	%
Distribution
ABB/Con-cise Optical Group LLC(13)	First lien senior secured loan	S +	7.50%	02/2028	850	842	831	0.1	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(13)	First lien senior secured loan	S +	6.00%	10/2029	29,083	28,817	29,083	2.5	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(6)(13)(17)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	1,990	1,957	1,990	0.2	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(2)(6)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(22)	—	0.0	%
Endries Acquisition, Inc.(12)	First lien senior secured loan	S +	5.25%	12/2028	22,407	22,254	22,239	1.9	%
Endries Acquisition, Inc.(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(12)	(13)	—	%
Offen, Inc.(12)	First lien senior secured loan	S +	5.11%	06/2026	4,654	4,639	4,654	0.4	%
						58,475	58,784	5.1	%
Education
Pluralsight, LLC(9)(13)	First lien senior secured loan	S +	8.00%	04/2027	20,640	20,514	9,701	0.8	%
Pluralsight, LLC(9)(13)	First lien senior secured revolving loan	S +	8.00%	04/2027	1,294	1,288	608	0.1	%
						21,802	10,309	0.9	%
Energy equipment and services
Dresser Utility Solutions, LLC(12)	First lien senior secured loan	S +	5.50%	03/2029	9,417	9,325	9,323	0.8	%
Dresser Utility Solutions, LLC(6)(17)	First lien senior secured delayed draw term loan	S +	5.50%	09/2025	—	—	—	—	%
Dresser Utility Solutions, LLC(2)(6)	First lien senior secured revolving loan	S +	5.50%	03/2029	—	(11)	(12)	—	%
						9,314	9,311	0.8	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Financial services
Baker Tilly Advisory Group, L.P.(12)	First lien senior secured loan	S +	5.00%	06/2031	8,979	8,845	8,844	0.7	%
Baker Tilly Advisory Group, L.P.(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	(13)	(13)	0.0	%
Baker Tilly Advisory Group, L.P.(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(29)	(30)	0.0	%
Blackhawk Network Holdings, Inc.(12)(16)	First lien senior secured loan	S +	5.00%	03/2029	15,000	14,706	15,029	1.3	%
Cresset Capital Management, LLC(13)	First lien senior secured loan	S +	5.00%	06/2030	522	517	517	0.0	%
Cresset Capital Management, LLC(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	09/2025	—	—	—	0.0	%
Cresset Capital Management, LLC(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	—	—	0.0	%
Cresset Capital Management, LLC(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2029	—	(1)	(1)	0.0	%
Finastra USA, Inc.(13)(18)	First lien senior secured loan	S +	7.25%	09/2029	3,766	3,724	3,766	0.3	%
Finastra USA, Inc.(6)(12)(18)	First lien senior secured revolving loan	S +	7.25%	09/2029	41	38	41	0.0	%
KRIV Acquisition Inc. (dba Riveron)(13)	First lien senior secured loan	S +	6.50%	07/2029	1,050	1,022	1,042	0.1	%
KRIV Acquisition Inc. (dba Riveron)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.50%	07/2025	—	(2)	—	0.0	%
KRIV Acquisition Inc. (dba Riveron)(2)(6)	First lien senior secured revolving loan	S +	6.50%	07/2029	—	(4)	(1)	0.0	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(13)	First lien senior secured loan	S +	5.00%	06/2030	23,748	23,514	23,510	2.0	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	05/2025	—	(19)	(20)	0.0	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	—	(19)	(20)	0.0	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(24)	(24)	0.0	%
NMI Acquisitionco, Inc. (dba Network Merchants)(12)	First lien senior secured loan	S +	5.25%	09/2028	4,780	4,760	4,780	0.4	%
NMI Acquisitionco, Inc. (dba Network Merchants)(2)(6)	First lien senior secured revolving loan	S +	5.25%	09/2028	—	(1)	—	0.0	%
Smarsh Inc.(13)	First lien senior secured loan	S +	5.75%	02/2029	762	756	762	0.1	%
Smarsh Inc.(6)(13)(17)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	95	94	95	0.0	%
Smarsh Inc.(6)(12)	First lien senior secured revolving loan	S +	5.75%	02/2029	4	4	4	0.0	%
						57,868	58,281	4.9	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(12)	Second lien senior secured loan	S +	7.00%	09/2029	5,000	4,969	5,000	0.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(12)	First lien senior secured loan	S +	7.50% (3.75% PIK)	09/2026	34,922	34,714	33,350	2.8	%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)(12)	First lien senior secured revolving loan	S +	7.50% (3.75% PIK)	09/2026	708	699	596	0.1	%
BP Veraison Buyer, LLC (dba Sun World)(13)	First lien senior secured loan	S +	5.50%	05/2027	14,157	14,062	14,157	1.2	%
BP Veraison Buyer, LLC (dba Sun World)(2)(6)	First lien senior secured revolving loan	S +	5.50%	05/2027	—	(11)	—	0.0	%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(12)(16)	First lien senior secured loan	S +	4.00%	02/2031	5,000	4,819	5,031	0.4	%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(2)(6)	First lien senior secured revolving loan	S +	4.50%	02/2029	—	(23)	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Gehl Foods, LLC(12)	First lien senior secured loan	S +	6.25%	06/2030	11,113	11,002	11,002	0.9	%
Gehl Foods, LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(4)	(4)	0.0	%
H-Food Holdings, LLC(13)(16)	First lien senior secured loan	S +	4.00%	05/2025	1	1	1	0.0	%
H-Food Holdings, LLC(9)(13)	Second lien senior secured loan	S +	7.00%	03/2026	18,200	16,913	3,640	0.3	%
Hissho Sushi Merger Sub, LLC(13)	First lien senior secured loan	S +	5.50%	05/2028	887	881	887	0.1	%
Hissho Sushi Merger Sub, LLC(6)	First lien senior secured revolving loan	S +	5.50%	05/2028	—	—	—	0.0	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(12)	First lien senior secured loan	S +	6.25%	03/2027	1,000	989	985	0.1	%
Nellson Nutraceutical, LLC(13)	First lien senior secured loan	S +	5.75%	12/2025	25,687	25,496	25,302	2.1	%
Rushmore Investment III LLC (dba Winland Foods)(13)	First lien senior secured loan	S +	6.25%	10/2030	41,795	41,184	41,795	3.5	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(13)	First lien senior secured loan	S +	4.50%	07/2025	4,760	4,743	4,677	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(13)	First lien senior secured revolving loan	S +	4.50%	07/2025	769	769	752	0.1	%
Ultimate Baked Goods Midco, LLC(12)	First lien senior secured loan	S +	6.25%	08/2027	16,087	15,850	16,087	1.4	%
Ultimate Baked Goods Midco, LLC(6)(12)	First lien senior secured revolving loan	S +	6.25%	08/2027	375	349	375	0.0	%
						177,402	163,633	13.8	%
Healthcare equipment and services
CSC MKG Topco LLC (dba Medical Knowledge Group)(12)	First lien senior secured loan	S +	5.75%	02/2029	837	825	828	0.1	%
Nelipak Holding Company(13)	First lien senior secured loan	S +	5.50%	03/2031	3,372	3,323	3,330	0.3	%
Nelipak Holding Company(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.50%	03/2027	—	(9)	(7)	0.0	%
Nelipak Holding Company(6)(12)	First lien senior secured revolving loan	S +	5.50%	03/2031	369	355	357	0.0	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€6,175	6,589	6,535	0.6	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(2)(6)(17)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	—	(19)	(13)	0.0	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(6)(10)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	€39	35	36	0.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(18)	First lien senior secured loan	S +	5.25%	01/2028	23,786	23,562	23,786	2.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(2)(6)(18)	First lien senior secured revolving loan	S +	5.25%	01/2028	—	(17)	—	0.0	%
Rhea Parent, Inc.(13)	First lien senior secured loan	S +	5.50%	02/2029	758	747	758	0.1	%
						35,391	35,610	3.1	%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(12)	First lien senior secured loan	S +	5.25%	10/2030	2,530	2,494	2,511	0.2	%
Allied Benefit Systems Intermediate LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	10/2025	—	(3)	—	—	%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(12)	First lien senior secured loan	S +	5.50%	03/2025	994	994	994	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(14)	First lien senior secured loan	S +	6.25%	12/2029	4,100	4,025	4,080	0.3	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(13)	First lien senior secured revolving loan	S +	6.25%	12/2029	140	130	137	—	%
Maple Acquisition, LLC (dba Medicus)(13)	First lien senior secured loan	S +	5.25%	05/2031	5,879	5,836	5,835	0.5	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Maple Acquisition, LLC (dba Medicus)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	05/2026	—	(4)	(4)	0.0	%
Maple Acquisition, LLC (dba Medicus)(2)(6)	First lien senior secured revolving loan	S +	5.25%	05/2030	—	(6)	(6)	0.0	%
National Dentex Labs LLC (fka Barracuda Dental LLC)(13)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	20,040	19,948	19,138	1.6	%
National Dentex Labs LLC (fka Barracuda Dental LLC)(6)(13)	First lien senior secured delayed draw term loan	S +	8.00%	04/2026	429	401	392	0.0	%
National Dentex Labs LLC (fka Barracuda Dental LLC)(6)(13)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,597	1,585	1,520	0.1	%
Natural Partners, LLC(13)(18)	First lien senior secured loan	S +	4.50%	11/2027	910	898	910	0.1	%
Natural Partners, LLC(6)(13)(18)	First lien senior secured revolving loan	S +	4.50%	11/2027	27	26	27	0.0	%
OB Hospitalist Group, Inc.(13)	First lien senior secured loan	S +	5.50%	09/2027	18,122	17,902	18,031	1.5	%
OB Hospitalist Group, Inc.(6)(13)	First lien senior secured revolving loan	S +	5.50%	09/2027	1,329	1,297	1,314	0.1	%
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)	First lien senior secured loan	S +	9.75% PIK	09/2028	14,323	14,165	14,251	1.2	%
Pacific BidCo Inc.(13)(18)	First lien senior secured loan	S +	5.75% (3.20% PIK)	08/2029	1,779	1,745	1,765	0.1	%
Pacific BidCo Inc.(14)(18)	First lien senior secured delayed draw term loan	S +	5.75%	08/2029	191	187	189	0.0	%
PetVet Care Centers, LLC(12)	First lien senior secured loan	S +	6.00%	11/2030	15,206	15,063	14,978	1.3	%
PetVet Care Centers, LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(9)	(10)	—	%
PetVet Care Centers, LLC(2)(6)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(20)	(31)	—	%
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured loan	S +	5.75%	05/2029	669	659	660	0.1	%
Plasma Buyer LLC (dba PathGroup)(6)(13)(17)	First lien senior secured delayed draw term loan	S +	6.25%	09/2025	10	10	10	0.0	%
Plasma Buyer LLC (dba PathGroup)(6)(13)	First lien senior secured revolving loan	S +	5.75%	05/2028	42	41	41	0.0	%
Premier Imaging, LLC (dba LucidHealth)(13)	First lien senior secured loan	S +	8.00%	01/2025	7,571	7,547	6,795	0.6	%
Premise Health Holding Corp.(14)	First lien senior secured loan	S +	5.50%	03/2031	8,067	7,950	7,987	0.7	%
Premise Health Holding Corp.(2)(6)	First lien senior secured revolving loan	S +	5.50%	03/2030	—	(13)	(9)	0.0	%
Quva Pharma, Inc.(12)	First lien senior secured loan	S +	5.50%	04/2028	11,493	11,281	11,493	1.0	%
Quva Pharma, Inc.(6)(12)	First lien senior secured revolving loan	S +	5.50%	04/2026	662	649	662	0.1	%
Tivity Health, Inc.(12)	First lien senior secured loan	S +	6.00%	06/2029	983	963	983	0.1	%
Unified Women's Healthcare, LP(12)	First lien senior secured loan	S +	5.47%	06/2029	10,590	10,517	10,590	0.9	%
Unified Women's Healthcare, LP(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.50%	10/2025	—	(2)	—	—	%
Unified Women's Healthcare, LP(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	03/2026	—	(16)	—	—	%
Unified Women's Healthcare, LP(6)	First lien senior secured revolving loan	S +	5.25%	06/2029	—	—	—	—	%
Vermont Aus Pty Ltd(13)(18)	First lien senior secured loan	S +	5.65%	03/2028	978	961	970	0.1	%
XRL 1 LLC (dba XOMA)(22)	First lien senior secured loan		9.88%	12/2038	1,896	1,862	1,829	0.2	%
XRL 1 LLC (dba XOMA)(2)(6)(17)(22)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(2)	(5)	—	%
						129,061	128,027	10.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)	First lien senior secured loan	S +	5.75%	08/2028	660	652	655	0.1	%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)(17)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	51	48	51	0.0	%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)	First lien senior secured revolving loan	S +	5.75%	08/2026	28	27	27	—	%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)	First lien senior secured loan	S +	6.00%	10/2028	903	891	887	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health)(2)(6)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(1)	(1)	—	%
Imprivata, Inc.(13)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	0.1	%
Indikami Bidco, LLC (dba IntegriChain)(12)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	2,174	2,128	2,141	0.2	%
Indikami Bidco, LLC (dba IntegriChain)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(3)	—	—	%
Indikami Bidco, LLC (dba IntegriChain)(6)(12)	First lien senior secured revolving loan	S +	6.00%	06/2030	97	91	93	—	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(18)	First lien senior secured loan	S +	6.50%	08/2026	38,669	38,464	37,799	3.2	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(12)(18)	First lien senior secured revolving loan	S +	6.50%	08/2026	2,712	2,694	2,651	0.2	%
Interoperability Bidco, Inc. (dba Lyniate)(13)	First lien senior secured loan	S +	7.00%	03/2028	14,577	14,526	14,359	1.2	%
Interoperability Bidco, Inc. (dba Lyniate)(6)(17)	First lien senior secured delayed draw term loan	S +	7.00%	06/2026	—	—	(14)	0.0	%
Interoperability Bidco, Inc. (dba Lyniate)(2)(6)	First lien senior secured revolving loan	S +	7.00%	03/2028	—	(3)	(17)	0.0	%
Ocala Bidco, Inc.(13)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	38,000	37,385	37,525	3.2	%
Ocala Bidco, Inc.(13)	Second lien senior secured loan	S +	10.50% PIK	11/2033	28,219	27,860	27,936	2.4	%
RL Datix Holdings (USA), Inc.(14)	First lien senior secured loan	S +	5.50%	04/2031	7,206	7,135	7,134	0.6	%
RL Datix Holdings (USA), Inc.(6)(17)	First lien senior secured delayed draw term loan	S +	5.50%	04/2027	—	—	—	0.0	%
RL Datix Holdings (USA), Inc.(2)(6)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(14)	(14)	0.0	%
RL Datix Holdings (USA), Inc.(8)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£3,337	4,127	4,176	0.4	%
						136,881	136,270	11.7	%
Household products
Aptive Environmental, LLC(22)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,346	3,070	3,404	0.3	%
HGH Purchaser, Inc. (dba Horizon Services)(13)	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	34,384	34,238	34,040	2.9	%
HGH Purchaser, Inc. (dba Horizon Services)(2)(6)	First lien senior secured revolving loan	S +	7.00%	11/2026	—	(13)	(37)	0.0	%
Mario Purchaser, LLC (dba Len the Plumber)(12)	First lien senior secured loan	S +	5.75%	04/2029	787	775	787	0.1	%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)(17)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	18	16	18	0.0	%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)	First lien senior secured revolving loan	S +	5.75%	04/2028	4	3	4	0.0	%
Mario Midco Holdings, Inc. (dba Len the Plumber)(12)	Unsecured facility	S +	10.75% PIK	04/2032	208	204	208	0.0	%
SimpliSafe Holding Corporation(12)	First lien senior secured loan	S +	6.25%	05/2028	909	897	909	0.1	%
						39,190	39,333	3.4	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(12)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,481	15,250	1.3	%
IG Investments Holdings, LLC (dba Insight Global)(13)	First lien senior secured loan	S +	6.00%	09/2028	9,125	9,002	9,080	0.8	%
IG Investments Holdings, LLC (dba Insight Global)(2)(6)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(12)	(5)	0.0	%
						25,471	24,325	2.1	%
Infrastructure and environmental services
FR Vision Holdings, Inc. (dba CHA Consulting)(13)	First lien senior secured loan	S +	5.50%	01/2031	5,362	5,311	5,335	0.5	%
FR Vision Holdings, Inc. (dba CHA Consulting)(6)(13)(17)	First lien senior secured delayed draw term loan	S +	5.50%	01/2026	451	439	449	0.0	%
FR Vision Holdings, Inc. (dba CHA Consulting)(2)(6)	First lien senior secured revolving loan	S +	5.50%	01/2030	—	(4)	(2)	0.0	%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(13)	First lien senior secured loan	S +	5.25%	02/2031	2,222	2,179	2,194	0.2	%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(9)	(2)	0.0	%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(2)(6)	First lien senior secured revolving loan	S +	5.25%	02/2031	—	(6)	(4)	0.0	%
LineStar Integrity Services LLC(13)	First lien senior secured loan	S +	7.25%	02/2026	8,888	8,745	8,355	0.7	%
LineStar Integrity Services LLC(6)(17)	First lien senior secured delayed draw term loan	S +	7.25%	03/2025	—	—	—	0.0	%
LineStar Integrity Services LLC(13)	First lien senior secured revolving loan	S +	7.25%	02/2026	1,597	1,577	1,501	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(13)	First lien senior secured loan	S +	5.50%	03/2028	812	800	804	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(2)(6)	First lien senior secured revolving loan	S +	5.50%	03/2028	—	(1)	(1)	0.0	%
						19,031	18,629	1.6	%
Insurance
Alera Group, Inc.(12)	First lien senior secured loan	S +	5.25%	10/2028	7,258	7,258	7,258	0.6	%
Alera Group, Inc.(6)(12)(17)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	1,162	1,125	1,162	0.1	%
Brightway Holdings, LLC(12)	First lien senior secured loan	S +	6.50%	12/2027	4,897	4,857	4,836	0.4	%
Brightway Holdings, LLC(2)(6)	First lien senior secured revolving loan	S +	6.50%	12/2027	—	(4)	(7)	0.0	%
Evolution BuyerCo, Inc. (dba SIAA)(13)	First lien senior secured loan	S +	6.25%	04/2028	29,057	28,801	29,057	2.5	%
Evolution BuyerCo, Inc. (dba SIAA)(6)(13)(17)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	826	795	823	0.1	%
Evolution BuyerCo, Inc. (dba SIAA)(2)(6)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(15)	—	0.0	%
Galway Borrower LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	02/2026	—	(7)	—	0.0	%
Galway Borrower LLC(6)(13)	First lien senior secured revolving loan	S +	5.25%	09/2028	27	25	26	0.0	%
Hyperion Refinance S.à r.l (dba Howden Group)(12)(16)(18)	First lien senior secured loan	S +	3.50%	02/2031	9,975	9,927	9,989	0.8	%
Integrity Marketing Acquisition, LLC(13)	First lien senior secured loan	S +	5.80%	08/2026	19,738	19,701	19,738	1.7	%
Integrity Marketing Acquisition, LLC(6)(13)(17)	First lien senior secured delayed draw term loan	S +	6.00%	08/2025	2,605	2,567	2,605	0.2	%
Integrity Marketing Acquisition, LLC(2)(6)	First lien senior secured revolving loan	S +	6.50%	08/2026	—	(6)	—	0.0	%
Norvax, LLC (dba GoHealth)(12)	First lien senior secured loan	S +	7.50%	09/2025	14,873	14,715	14,576	1.2	%
Norvax, LLC (dba GoHealth)(6)(12)	First lien senior secured revolving loan	S +	6.50%	06/2025	183	183	156	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(12)	First lien senior secured loan	S +	5.50%	11/2028	18,333	18,333	18,302	1.5	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(2)(6)	First lien senior secured revolving loan	S +	5.50%	11/2027	—	(6)	(2)	0.0	%
PCF Midco II, LLC (dba PCF Insurance Services)(22)	First lien senior secured loan		9.00% PIK	10/2031	27,229	25,552	25,663	2.2	%
Tempo Buyer Corp. (dba Global Claims Services)(13)	First lien senior secured loan	S +	4.75%	08/2028	685	676	685	0.1	%
Tempo Buyer Corp. (dba Global Claims Services)(6)(13)	First lien senior secured revolving loan	S +	4.75%	08/2027	37	35	37	0.0	%
THG Acquisition, LLC (dba Hilb)(12)	First lien senior secured loan	S +	5.75%	12/2026	24,530	24,283	24,530	2.1	%
THG Acquisition, LLC (dba Hilb)(6)(12)	First lien senior secured revolving loan	S +	5.75%	12/2025	665	654	665	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(13)	First lien senior secured loan	S +	5.75%	07/2027	1,647	1,628	1,647	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(2)(6)	First lien senior secured revolving loan	S +	5.75%	07/2027	—	(2)	—	0.0	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,677	1,662	1,677	0.1	%
						162,737	163,423	13.8	%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(13)(18)	First lien senior secured loan	S +	6.50%	05/2025	10,535	10,508	10,535	0.9	%
3ES Innovation Inc. (dba Aucerna)(2)(6)(18)	First lien senior secured revolving loan	S +	6.50%	05/2025	—	(1)	—	0.0	%
Anaplan, Inc.(13)	First lien senior secured loan	S +	5.75%	06/2029	8,508	8,508	8,508	0.7	%
Anaplan, Inc.(13)	First lien senior secured loan	S +	5.75%	06/2029	274	272	274	0.0	%
Anaplan, Inc.(6)	First lien senior secured revolving loan	S +	5.75%	06/2028	—	—	—	0.0	%
Aptean Acquiror, Inc. (dba Aptean)(12)	First lien senior secured loan	S +	5.25%	01/2031	3,926	3,889	3,907	0.3	%
Aptean Acquiror, Inc. (dba Aptean)(6)(12)(17)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	35	31	34	0.0	%
Aptean Acquiror, Inc. (dba Aptean)(2)(6)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(3)	(2)	0.0	%
Artifact Bidco, Inc. (dba Avetta)(13)	First lien senior secured loan	S +	4.50%	05/2031	1,550	1,542	1,542	0.1	%
Artifact Bidco, Inc. (dba Avetta)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	4.50%	05/2027	—	(3)	(1)	0.0	%
Artifact Bidco, Inc. (dba Avetta)(6)	First lien senior secured revolving loan	S +	4.50%	05/2030	—	—	—	0.0	%
Artifact Bidco, Inc. (dba Avetta)(2)(6)	First lien senior secured revolving loan	S +	4.50%	05/2030	—	(1)	(1)	0.0	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(12)	First lien senior secured loan	S +	6.50%	03/2031	653	644	645	0.1	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(12)(17)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	950	932	935	0.1	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(2)(6)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(3)	(3)	0.0	%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)	First lien senior secured loan	S +	7.75% PIK	10/2028	19,827	19,595	19,827	1.7	%
Bayshore Intermediate #2, L.P. (dba Boomi)(2)(6)	First lien senior secured revolving loan	S +	6.50%	10/2027	—	(15)	—	0.0	%
BCTO BSI Buyer, Inc. (dba Buildertrend)(13)	First lien senior secured loan	S +	7.50% PIK	12/2026	11,041	10,987	11,041	0.9	%
BCTO BSI Buyer, Inc. (dba Buildertrend)(2)(6)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(10)	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(13)	First lien senior secured loan	S +	5.50%	08/2027	2,967	2,924	2,878	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(13)	First lien senior secured revolving loan	S +	5.50%	08/2027	64	61	58	0.0	%
Crewline Buyer, Inc. (dba New Relic)(13)	First lien senior secured loan	S +	6.75%	11/2030	4,528	4,465	4,517	0.4	%
Crewline Buyer, Inc. (dba New Relic)(2)(6)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(6)	(1)	—	%
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S +	5.75%	03/2028	12,872	12,678	12,872	1.1	%
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S +	6.00%	03/2028	4,509	4,422	4,509	0.4	%
Delinea Buyer, Inc. (f/k/a Centrify)(2)(6)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(18)	—	0.0	%
CivicPlus, LLC(13)	First lien senior secured loan	S +	5.75% (2.50% PIK)	08/2027	2,571	2,555	2,571	0.2	%
CivicPlus, LLC(2)(6)	First lien senior secured revolving loan	S +	6.00%	08/2027	—	(1)	—	0.0	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(13)	Unsecured notes	S +	11.75% PIK	06/2034	588	578	588	0.0	%
Delta TopCo, Inc. (dba Infoblox, Inc.)(13)(16)	Second lien senior secured loan	S +	5.25%	11/2030	27,000	26,865	27,324	2.3	%
EET Buyer, Inc. (dba e-Emphasys)(13)	First lien senior secured loan	S +	5.00%	11/2027	889	883	889	0.1	%
EET Buyer, Inc. (dba e-Emphasys)(2)(6)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(1)	—	0.0	%
Forescout Technologies, Inc.(13)	First lien senior secured loan	S +	5.00%	05/2031	7,881	7,842	7,842	0.7	%
Forescout Technologies, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.00%	05/2030	—	(3)	(3)	0.0	%
Granicus, Inc.(13)	First lien senior secured loan	S +	5.75% (2.25% PIK)	01/2031	3,895	3,858	3,875	0.3	%
Granicus, Inc.(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.75% (2.25% PIK)	01/2026	—	(3)	—	0.0	%
Granicus, Inc.(6)(12)	First lien senior secured revolving loan	S +	5.25%	01/2031	9	4	6	0.0	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(12)(18)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,388	14,544	1.2	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(2)(6)(18)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(41)	—	0.0	%
Hyland Software, Inc.(12)	First lien senior secured loan	S +	6.00%	09/2030	1,791	1,766	1,777	0.1	%
Hyland Software, Inc.(2)(6)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(1)	(1)	0.0	%
Icefall Parent, Inc. (dba EngageSmart)(13)	First lien senior secured loan	S +	6.50%	01/2030	4,049	3,973	4,019	0.3	%
Icefall Parent, Inc. (dba EngageSmart)(2)(6)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(7)	(3)	0.0	%
Litera Bidco LLC(12)	First lien senior secured loan	S +	4.75%	05/2028	21,459	21,354	21,352	1.8	%
Litera Bidco LLC(6)(12)(17)	First lien senior secured delayed draw term loan	S +	4.75%	11/2026	1,261	1,243	1,243	0.1	%
Litera Bidco LLC(6)(17)	First lien senior secured delayed draw term loan	S +	4.75%	05/2027	—	—	—	0.0	%
Litera Bidco LLC(2)(6)	First lien senior secured revolving loan	S +	4.75%	05/2028	—	(7)	(7)	0.0	%
MessageBird BidCo B.V.(12)(18)	First lien senior secured loan	S +	6.75%	04/2027	5,867	5,796	5,867	0.5	%
MINDBODY, Inc.(13)	First lien senior secured loan	S +	7.00%	09/2025	10,944	10,928	10,917	0.9	%
MINDBODY, Inc.(2)(6)	First lien senior secured revolving loan	S +	7.00%	09/2025	—	(1)	(3)	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Ministry Brands Holdings, LLC(12)	First lien senior secured loan	S +	5.50%	12/2028	760	749	751	0.1	%
Ministry Brands Holdings, LLC(2)(6)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(1)	(1)	0.0	%
PDI TA Holdings, Inc.(13)	First lien senior secured loan	S +	5.25%	02/2031	3,603	3,551	3,566	0.3	%
PDI TA Holdings, Inc.(6)(13)(17)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	431	416	422	0.0	%
PDI TA Holdings, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.25%	02/2031	—	(6)	(4)	0.0	%
QAD, Inc.(12)	First lien senior secured loan	S +	5.25%	11/2027	4,329	4,280	4,329	0.4	%
QAD, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.25%	11/2027	—	(6)	—	0.0	%
Securonix, Inc.(13)	First lien senior secured loan	S +	7.00%	04/2028	847	842	746	0.1	%
Securonix, Inc.(6)(12)	First lien senior secured revolving loan	S +	7.00%	04/2028	3	2	(15)	0.0	%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)	First lien senior secured loan	S +	5.75%	06/2028	14,619	14,531	14,619	1.2	%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(13)	First lien senior secured revolving loan	S +	5.75%	06/2027	951	944	951	0.1	%
When I Work, Inc.(13)	First lien senior secured loan	S +	7.00% PIK	11/2027	893	888	868	0.1	%
When I Work, Inc.(2)(6)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(4)	0.0	%
						209,555	211,099	17.7	%
Leisure and entertainment
Troon Golf, L.L.C.(13)	First lien senior secured loan	S +	5.50%	08/2027	59,796	59,622	59,796	5.0	%
Troon Golf, L.L.C.(2)(6)	First lien senior secured revolving loan	S +	5.50%	08/2026	—	(10)	—	0.0	%
						59,612	59,796	5.0	%
Manufacturing
FARADAY BUYER, LLC (dba MacLean Power Systems)(13)	First lien senior secured loan	S +	6.00%	10/2028	17,836	17,516	17,747	1.5	%
FARADAY BUYER, LLC (dba MacLean Power Systems)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(16)	—	—	%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(13)	First lien senior secured loan	S +	6.00%	07/2027	12,664	12,592	12,664	1.1	%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(2)(6)	First lien senior secured revolving loan	S +	6.00%	07/2027	—	(9)	—	0.0	%
Loparex Midco BV(13)	First lien senior secured loan	S +	6.00%	08/2026	200	200	200	0.0	%
PHM Netherlands Midco B.V. (dba Loparex)(13)	Second lien senior secured loan	S +	8.75%	07/2027	28,000	27,030	22,190	1.9	%
JSG II, Inc.(12)	First lien senior secured loan	S +	4.50%	06/2026	3,392	3,380	3,383	0.3	%
Sonny's Enterprises, LLC(13)	First lien senior secured loan	S +	5.25%	08/2028	45,717	45,184	45,717	3.9	%
Sonny's Enterprises, LLC(6)(13)(17)	First lien senior secured delayed draw term loan	S +	5.25%	11/2024	624	612	624	0.1	%
Sonny's Enterprises, LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	06/2026	—	(16)	—	0.0	%
Sonny's Enterprises, LLC(2)(6)	First lien senior secured revolving loan	S +	5.25%	08/2027	—	(38)	—	0.0	%
						106,435	102,525	8.8	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(13)	First lien senior secured loan	S +	7.00%	05/2026	7,756	7,720	7,756	0.7	%
Project Power Buyer, LLC (dba PEC-Veriforce)(2)(6)	First lien senior secured revolving loan	S +	7.00%	05/2025	—	(1)	—	0.0	%
						7,719	7,756	0.7	%
Pharmaceuticals
BridgeBio Pharma, Inc.(13)(18)	First lien senior secured loan	S +	6.50%	01/2029	4,500	4,494	4,489	0.4	%
						4,494	4,489	0.4	%
Professional services
Apex Group Treasury, LLC(13)(18)	Second lien senior secured loan	S +	6.75%	07/2029	11,618	11,476	11,618	1.0	%
Apex Service Partners, LLC(13)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	815	796	803	0.1	%
Apex Service Partners, LLC(6)(13)(17)	First lien senior secured delayed draw term loan	S +	7.00% (2.00% PIK)	10/2025	174	170	171	0.0	%
Apex Service Partners, LLC(6)(13)	First lien senior secured revolving loan	S +	6.50%	10/2029	29	27	28	—	%
Essential Services Holding Corporation (dba Turnpoint)(12)	First lien senior secured loan	S +	5.00%	06/2031	3,128	3,097	3,097	0.3	%
Essential Services Holding Corporation (dba Turnpoint)(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	(3)	(3)	0.0	%
Essential Services Holding Corporation (dba Turnpoint)(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(4)	(4)	0.0	%
Gerson Lehrman Group, Inc.(13)	First lien senior secured loan	S +	5.25%	12/2027	10,392	10,309	10,366	0.9	%
Gerson Lehrman Group, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(4)	(1)	0.0	%
Guidehouse Inc.(12)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	921	921	919	0.1	%
Relativity ODA LLC(12)	First lien senior secured loan	S +	6.00%	05/2027	17,320	17,198	17,320	1.5	%
Relativity ODA LLC(2)(6)	First lien senior secured revolving loan	S +	6.00%	05/2027	—	(11)	—	0.0	%
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2028	11,100	11,046	11,155	0.9	%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€2,003	2,166	2,158	0.2	%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(17)	First lien senior secured delayed draw term loan	S +	6.50%	09/2025	—	—	—	—	%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(17)	First lien senior secured EUR delayed draw term loan	S +	6.75%	09/2025	—	—	—	—	%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(12)	First lien senior secured revolving loan	S +	6.50%	05/2028	348	343	349	—	%
						57,527	57,976	5.0	%
Specialty retail
Galls, LLC(13)	First lien senior secured loan	S +	6.50% (1.50% PIK)	03/2030	16,025	15,794	15,785	1.3	%
Galls, LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	03/2026	—	(32)	(13)	—	%
Galls, LLC(6)(12)	First lien senior secured revolving loan	S +	6.00%	03/2030	107	76	75	—	%
Milan Laser Holdings LLC(13)	First lien senior secured loan	S +	5.00%	04/2027	22,348	22,230	22,348	1.9	%
Milan Laser Holdings LLC(6)(13)	First lien senior secured revolving loan	S +	5.00%	04/2026	756	743	756	0.1	%
Notorious Topco, LLC (dba Beauty Industry Group)(13)	First lien senior secured loan	S +	7.25% (2.50% PIK)	11/2027	25,990	25,750	24,300	2.1	%
Notorious Topco, LLC (dba Beauty Industry Group)(2)(6)	First lien senior secured revolving loan	S +	6.75%	05/2027	—	(17)	(137)	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
The Shade Store, LLC(13)	First lien senior secured loan	S +	6.00%	10/2029	6,713	6,481	6,545	0.6	%
The Shade Store, LLC(6)(13)	First lien senior secured revolving loan	S +	6.00%	10/2028	234	211	217	—	%
						71,236	69,876	6.0	%
Telecommunications
EOS Finco S.A.R.L(14)(16)(18)	First lien senior secured loan	S +	6.00%	10/2029	8,485	8,108	6,878	0.6	%
EOS U.S. Finco LLC(6)(13)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	05/2026	35	8	(176)	—	%
Park Place Technologies, LLC(12)	First lien senior secured loan	S +	5.25%	03/2031	2,356	2,333	2,344	0.2	%
Park Place Technologies, LLC(2)(6)(17)	First lien senior secured delayed draw term loan	S +	5.25%	09/2025	—	(2)	—	—	%
Park Place Technologies, LLC(6)(12)	First lien senior secured revolving loan	S +	5.25%	03/2030	31	29	30	—	%
PPT Holdings III, LLC (dba Park Place Technologies)(22)	First lien senior secured loan		12.75% PIK	03/2034	775	757	760	0.1	%
						11,233	9,836	0.9	%
Transportation
Lytx, Inc.(12)	First lien senior secured loan	S +	5.00%	02/2028	23,668	23,670	23,668	2.0	%
						23,670	23,668	2.0	%
Total non-controlled/non-affiliated portfolio company debt investments						1,910,085	1,875,000	159.2	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(6)(11)(18)(23)	LLC Interest		N/A	N/A	1,487	1,487	1,487	0.1	%
AAM Series 2.1 Aviation Feeder, LLC(6)(11)(18)(23)	LLC Interest		N/A	N/A	575	578	575	—	%
Amergin Asset Management, LLC(11)(18)(23)	Class A Units		N/A	N/A	50,000,000	—	—	—	%
						2,065	2,062	0.1	%
Automotive Services
CD&R Value Building Partners I, L.P. (dba Belron)(7)(11)(18)(23)	LP Interest		N/A	N/A	1,000	996	1,222	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(22)(23)	Series A Convertible Preferred Stock		7.00% PIK	N/A	40,216	39,481	40,215	3.4	%
						40,477	41,437	3.5	%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(11)(23)	Class A-2 Common Units		N/A	N/A	431,889	368	197	0.0	%
Dodge Construction Network Holdings, L.P.(13)(23)	Series A Preferred Units	S +	8.25%	N/A	0	9	6	0.0	%
						377	203	0.0	%
Business Services
Denali Holding, LP (dba Summit Companies)(11)(23)	Class A Units		N/A	N/A	41,874	425	700	0.1	%
Hercules Buyer, LLC (dba The Vincit Group)(11)(21)(23)	Common Units		N/A	N/A	350,000	350	428	0.0	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(23)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	476	468	476	0.0	%
						1,243	1,604	0.1	%
Consumer Products
ASP Conair Holdings LP(11)(23)	Class A Units		N/A	N/A	12,857	1,286	1,317	0.1	%
						1,286	1,317	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
Food and beverage
HFS Matterhorn Topco, Inc.(11)(23)	LLC Interest	N/A	N/A	1,625	1,625	—	0.0	%
Hissho Sushi Holdings, LLC(11)(23)	Class A units	N/A	N/A	7,502	75	104	0.0	%
					1,700	104	0.0	%
Healthcare equipment and services
KPCI Holdings, L.P.(11)(23)	Class A Units	N/A	N/A	5,665	6,014	10,600	0.9	%
Maia Aggregator, LP(11)(23)	Class A-2 Units	N/A	N/A	112,360	112	108	0.0	%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(22)(23)	Class A Units	8.00% PIK	N/A	1,954	1,954	1,954	0.2	%
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)(18)(23)	Class B Units	N/A	N/A	20,867	28	134	0.0	%
Rhea Acquisition Holdings, LP(11)(23)	Series A-2 Units	N/A	N/A	119,048	119	169	0.0	%
					8,227	12,965	1.1	%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(11)(23)	Class A Interests	N/A	N/A	1,291	1,291	1,138	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(11)(23)	Class A Interest	N/A	N/A	30	301	301	—	%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(22)(23)	Series A Preferred Stock	15.00% PIK	N/A	1,853,548	1,822	1,803	0.2	%
XOMA Corporation(11)(23)	Warrants	N/A	N/A	1,800	12	19	—	%
					3,426	3,261	0.3	%
Healthcare technology
Minerva Holdco, Inc.(22)(23)	Series A Preferred Stock	10.75% PIK	N/A	1,257	1,242	1,207	0.1	%
					1,242	1,207	0.1	%
Household products
Evology, LLC(11)(23)	Class B Units	N/A	N/A	113	540	516	0.0	%
					540	516	0.0	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(22)(23)	Series A Preferred Stock	10.50% PIK	N/A	6,902	6,799	5,884	0.5	%
					6,799	5,884	0.5	%
Insurance
Evolution Parent, LP (dba SIAA)(11)(23)	LP Interest	N/A	N/A	8,919	892	1,015	0.1	%
Fifth Season Investments LLC(23)	Class A Units	N/A	N/A	0	3,362	3,583	0.3	%
GoHealth, Inc. (11)(15)	Common Stock	N/A	N/A	15,139	1,163	147	0.0	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(11)(23)	LP Interest	N/A	N/A	105	106	105	0.0	%
PCF Holdco, LLC (dba PCF Insurance Services)(11)(23)	Class A Units	N/A	N/A	2,513,848	6,375	11,081	0.9	%
					11,898	15,931	1.3	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(11)(23)	Class A Common Stock	N/A	N/A	3,000	300	177	0.0	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(11)(23)	Common Units	N/A	N/A	1,345,119	1,345	1,467	0.1	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(11)(18)(23)	LP Interest	N/A	N/A	31,406	31	36	0.0	%
MessageBird Holding B.V.(11)(18)(23)	Extended Series C Warrants	N/A	N/A	25,540	157	25	0.0	%
Project Alpine Co-Invest Fund, LP(11)(18)(23)	LP Interest	N/A	N/A	1,000	1,001	1,182	0.1	%
Thunder Topco L.P. (dba Vector Solutions)(11)(23)	Common Units	N/A	N/A	819,817	820	885	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(22)(23)	Series A Preferred Stock	6.00% PIK	N/A	3,750	4,414	4,381	0.4	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(19)(20)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(25)	Fair Value	Percentage of Net Assets
WMC Bidco, Inc. (dba West Monroe)(22)(23)	Senior Preferred Stock		11.25% PIK	N/A	3,209	3,165	3,017	0.3	%
						11,233	11,170	1.0	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(11)(23)	LP Interest		N/A	N/A	7,000	700	829	0.1	%
Windows Entities(18)(23)(24)	LLC Units		N/A	N/A	10,616	20,106	46,210	3.9	%
						20,806	47,039	4.0	%
Pharmaceuticals
LSI Financing 1 DAC(6)(18)(23)	Preferred Equity		N/A	N/A	846,043	849	919	0.1	%
						849	919	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments						$112,168	$145,619	12.2	%
Total non-controlled/non-affiliated portfolio company investments						$2,022,253	$2,020,619	171.4	%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(12)(26)	First lien senior secured loan	S +	8.00%	06/2026	8,392	8,392	8,392	0.7	%
Swipe Acquisition Corporation (dba PLI)(6)(12)(26)	First lien senior secured delayed draw term loan	S +	8.00%	06/2026	207	201	207	0.0	%
Swipe Acquisition Corporation (dba PLI)(6)(26)	Letter of Credit	S +	8.00%	06/2026	—	—	—	—	%
						8,593	8,599	0.7	%
Household products
Walker Edison Furniture Company LLC(9)(13)(26)	First lien senior secured loan	S +	6.75% PIK	03/2027	5,754	4,699	3,913	0.3	%
Walker Edison Furniture Company LLC(6)(9)(13)(26)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	944	927	489	—	%
Walker Edison Furniture Company LLC(9)(13)(26)	First lien senior secured revolving loan	S +	6.25%	03/2027	2,247	2,247	1,843	0.2	%
						7,873	6,245	0.5	%
Total non-controlled/affiliated portfolio company debt investments						$16,466	$14,844	1.2	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(11)(23)(26)	Class A Common Units		N/A	N/A	5,952	5,952	12,139	1.0	%
						5,952	12,139	1.0	%
Household Products
Walker Edison Holdco LLC(11)(23)(26)	Common Units		N/A	N/A	49,159	4,750	0	0.0	%
						4,750	—	0.0	%
Total non-controlled/affiliated portfolio company equity investments						$10,702	$12,139	1.0	%
Total non-controlled/affiliated portfolio company investments						$27,168	$26,983	2.2	%
Total Investments						$2,049,421	$2,047,602	173.6	%
______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 23 for additional information on our restricted securities.
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
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

six-month EURIBOR), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies.”
(7)Investment measured at net asset value (“NAV”).
(8)The interest rate on this loan is subject to SONIA, which as of June 30, 2024 was 5.20%.
(9)Loan was on non-accrual status as of June 30, 2024.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
(11)Investment is non-income producing.
(12)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(15)Level 1 investment.
(16)Level 2 investment.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 8.7% of total assets as calculated in accordance with the regulatory requirements.
(19)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the Revolving Credit Facility, SPV Asset Facilities and CLO XIII. See Note 5 “Debt.”
(20)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(21)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(22)Investment contains a fixed-rate structure.
(23)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $157.6 million, or 13.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
HFS Matterhorn Topco, Inc.	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC	Preferred Equity	December 14, 2022

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Series A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)	Series A Preferred Stock	October 15, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Furniture Company LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Warrants	December 15, 2023
(24)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of June 30, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(25)As of June 30, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $4.0 million based on a tax cost basis of $2.10 billion. As of June 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $59.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $55.9 million.
(26)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended June 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2024	Other Income	Interest and PIK Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$19,842	$1,000	$(110)	$6	$—	$20,738	$40	$614	$254
Walker Edison Furniture Company LLC	7,497	930		(2,182)	—	6,245	4	—	—
Total	$27,339	$1,930	$(110)	$(2,176)	$—	$26,983	$44	$614	$254
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$27,479	$27,931	$57,185	$54,819
Net change in unrealized gain (loss)	(9,815)	3,557	(11,021)	15,742
Net realized gain (loss)	(2,155)	(11)	(2,790)	(7,749)
Net Increase (Decrease) in Net Assets Resulting from Operations	15,509	31,477	43,374	62,812
Distributions
Distributions declared from earnings(1)	(27,085)	(24,306)	(56,516)	(48,860)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(27,085)	(24,306)	(56,516)	(48,860)
Capital Share Transactions
Reinvestment of shareholders' distributions	13,318	11,138	26,805	22,367
Repurchased shares	(31,358)	(36,021)	(91,867)	(59,119)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(18,040)	(24,883)	(65,062)	(36,752)
Total Increase (Decrease) in Net Assets	(29,616)	(17,712)	(78,204)	(22,800)
Net Assets, at beginning of period	1,214,899	1,291,173	1,263,487	1,296,261
Net Assets, at end of period	$1,185,283	$1,273,461	$1,185,283	$1,273,461
______________
(1)For the three and six months ended June 30, 2024 and 2023, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,374	$62,812
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(415,369)	(50,918)
Proceeds from investments and investment repayments, net	422,080	192,246
Net change in unrealized (gain) loss on investments	13,055	(14,192)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(2,071)	(2,470)
Net realized (gain) loss on investments	(23)	7,743
Net realized (gain) loss on foreign currency transactions relating to investments	3,046	5
Paid-in-kind interest and dividends	(16,210)	(17,841)
Net accretion/amortization of discount/premium on investments	(6,245)	(3,907)
Amortization of debt issuance costs	1,692	516
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(1,545)	(816)
(Increase) decrease in prepaid expenses and other assets	(315)	(531)
Increase (decrease) in payable for investments purchased	1,538	—
Increase (decrease) in payables to affiliates	104	6,212
Increase (decrease) in accrued expenses and other liabilities	(5,593)	5,654
Net cash provided by (used in) operating activities	37,518	184,513
Cash Flows from Financing Activities
Borrowings on debt	100,708	90,000
Repayments of debt	(90,000)	(186,000)
Debt issuance costs	(3,934)	(2,214)
Distributions paid to shareholders	(31,258)	(26,481)
Repurchased shares	(91,681)	(59,119)
Net cash provided by (used in) financing activities	(116,165)	(183,814)
Net increase (decrease) in cash, including foreign cash	(78,647)	699
Cash, including foreign cash, beginning of period	126,383	47,275
Cash, including foreign cash, end of period	$47,736	$47,974

Supplemental and Non-Cash Information
Interest paid during the period	$40,349	$31,257
Distributions declared during the period	$56,516	$48,860
Distribution payable	$2,663	$2,473
Reinvestment of distributions during the period	$26,805	$22,367
Taxes, including excise tax, paid during the period	$1,045	$868
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
In April 2017, the Company commenced its continuous public offering, commenced operations and made its first portfolio company investment. The Company terminated its continuous public offering as of April 30, 2021. Prior to the termination of its continuous public offering, the Company issued 151,364,239 shares of its common stock for gross proceeds of approximately $1.39 billion, including seed capital contributed by the Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with the Adviser.
The Board expects to contemplate a liquidity event for the Company’s shareholders three to four years after the completion of the continuous public offering. The Company considers the offering period to be complete as of the termination date of the most recent public equity offering as the Company did not conduct a public equity offering during the ensuing two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation to the Company and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser. A liquidity event involving a merger or sale of all or substantially all of the Company’s assets would require the approval of its shareholders in accordance with the Company’s charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow the Company to retain its investment portfolio intact. If the Company determines to list securities on a national securities exchange, the Company expects to, although is not required to, maintain its external management structure. If the Company has not consummated a liquidity event by the five-year anniversary of the completion of the offering, the Board will consider (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) liquidating the Company and distributing cash to its shareholders, and dissolving the Company in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three and six months ended June 30, 2024, PIK interest and PIK dividend income earned were $8.3 million and $16.5 million, respectively, representing approximately 13.0% and 12.6% of investment income, respectively. For the three and six months ended June 30, 2023, PIK interest and PIK dividend income earned were $8.9 million and $17.3 million, respectively, representing approximately 13.0% and 12.8% of investment income, respectively. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Offering Expenses
Costs associated with the offering of common shares of the Company were capitalized as deferred offering expenses and were included in prepaid expenses and other assets in the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous public offering of its common shares, the preparation of the Company’s registration statement, and registration fees. All remaining capitalized and unamortized offering expenses were expensed in connection with the termination of the Company’s offering of common shares as of April 30, 2021.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 3. Agreements and Related Party Transactions
As of June 30, 2024, the Company had payables to affiliates of $15.6 million, primarily comprised of $7.7 million of management fees and $5.8 million of accrued performance based incentive fees.
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
For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $0.7 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred expenses of approximately $0.4 million and $0.9 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2024, the Company incurred management fees of approximately $7.7 million and $15.4 million, respectively. For the three and six months ended June 30, 2023, the Company incurred management fees of approximately $8.3 million and $16.8 million, respectively.
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
For the three and six months ended June 30, 2024, the Company incurred net investment income based incentive fees of $5.8 million and $12.1 million, respectively. For the three and six months ended June 30, 2023, the Company incurred net investment income based incentive fees of $7.2 million and $14.1 million, respectively.
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
For the three and six months ended June 30, 2024 and 2023, the Company did not incur capital gains based incentive fees.
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
Prior to the termination of the Expense Support Agreement, the amount of Expense Support Payments provided by the Adviser since inception was $32.8 million. As of March 31, 2024, all Expense Support Payments made by the Adviser to the Company had either been recouped by the Adviser or expired.
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
The table below presents investments at fair value and amortized cost as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(4)	$1,653,490	$1,639,043	$1,408,127	$1,400,246
Second-lien senior secured debt investments	240,801	218,471	455,907	440,071
Unsecured debt investments	32,260	32,330	40,619	38,895
Preferred equity investments(2)	58,249	57,908	67,709	67,941
Common equity investments(3)	64,621	99,850	64,338	98,711
Total Investments	$2,049,421	$2,047,602	$2,036,700	$2,045,864
______________
(1)Includes investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).
(2)Includes investments in LSI Financing 1 DAC (“LSI Financing”). See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Amergin AssetCo and Fifth Season Investment LLC (“Fifth Season”). See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo and Fifth Season.
(4)55% and 66% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	2.6%	1.0%
Aerospace and defense	4.5	4.1
Asset based lending and fund finance(1)	0.9	2.2
Automotive Services	2.0	2.0
Buildings and real estate	3.4	3.0
Business services	2.8	3.5
Chemicals	3.9	2.6
Consumer products	4.8	5.3
Containers and packaging	1.7	1.7
Distribution	2.9	2.6
Education	0.5	1.0
Energy equipment and services	0.5	—
Financial services	2.8	1.4
Food and beverage	8.0	8.4
Healthcare equipment and services	2.4	4.5
Healthcare providers and services	6.4	7.1
Healthcare technology	6.7	6.8
Household products	2.3	2.5
Human resource support services	1.5	1.5
Infrastructure and environmental services	0.9	0.5
Insurance(3)	8.8	8.5
Internet software and services	10.9	11.5
Leisure and entertainment	2.9	2.9
Manufacturing	7.3	7.5
Oil and gas	0.4	0.4
Pharmaceuticals(2)	0.3	0.0	(4)
Professional services	2.8	2.4
Specialty retail	3.4	3.4
Telecommunications	0.5	0.4
Transportation	1.2	1.3
Total	100.0%	100.0%
______________
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in LSI Financing.
(3)Includes investment in Fifth Season.
(4)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	20.9%	18.7%
Northeast	13.8	16.5
South	32.9	31.3
West	25.0	25.3
International	7.4	8.2
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 229% and 239% as of June 30, 2024 and December 31, 2023, respectively.
Debt obligations consisted of the below as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$250,000	$70,705	$179,295	$67,371
SPV Asset Facility I	250,000	—	125,895	—
SPV Asset Facility II	325,000	125,000	14,997	120,409
CLO XIII	260,000	260,000	—	257,842
2024 Notes	100,000	100,000	—	100,511
2026 Notes	350,000	350,000	—	344,455
Total Debt	$1,535,000	$905,705	$320,187	$890,588
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $3.3 million, $4.6 million, $2.2 million, $(0.5) million and $5.5 million, respectively.
(3)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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

For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$18,974	$15,133	$37,534	$30,832
Amortization of debt issuance costs	890	281	1,692	516
Total Interest Expense	$19,864	$15,414	$39,226	$31,348
Average interest rate	7.7%	6.2%	7.8%	6.2%
Average daily borrowings	$880,940	$918,234	$876,640	$957,991

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
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Closing Date of the Revolving Credit Facility, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 2 to the Third Amended and Restated Credit Agreement, entered into on June 28, 2024, by the parties to the SPV Asset Facility I.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
On November 15, 2023, the Company caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, the Company redeemed in $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. As of June 30, 2024 , $100.0 million in aggregate principal amount of the 2024 Notes were outstanding.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$47,736	$—	$—	$47,736
Investments:
First-lien senior secured debt investments(1)	$—	$36,751	$1,602,292	$1,639,043
Second-lien senior secured debt investments	—	48,176	170,295	218,471
Unsecured debt investments	—	—	32,330	32,330
Preferred equity investments(3)	—	—	57,908	57,908
Common equity investments(2)	147	—	98,481	98,628
Subtotal	$147	$84,927	$1,961,306	$2,046,380
Investments measured at NAV	—	—	—	1,222
Total Investments	$147	$84,927	$1,961,306	$2,047,602
_____________________
(1) Includes debt investment in Amergin AssetCo.
(2) Includes equity investment in Amergin AssetCo and Fifth Season.
(3) Includes equity investment in LSI Financing.

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$126,383	$—	$—	$126,383
Investments:
First-lien senior secured debt investments(1)	$—	$10,034	$1,390,212	$1,400,246
Second-lien senior secured debt investments	—	25,806	414,265	440,071
Unsecured debt investments	—	634	38,261	38,895
Preferred equity investments(3)	—	—	67,941	67,941
Common equity investments(2)	202	—	98,509	98,711
Total Investments	$202	$36,474	$2,009,188	$2,045,864
_____________________
(1) Includes debt investment in Amergin AssetCo.
(2) Includes equity investment in Amergin AssetCo and Fifth Season.
(3) Includes equity investment in LSI Financing.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,473,898	$242,976	$35,960	$69,698	$98,553	$1,921,085
Purchases of investments, net	212,312	—	4,523	24	380	217,239
Payment-in-kind	5,002	1,090	790	1,448	38	8,368
Proceeds from investments, net	(84,827)	(68,549)	(21,127)	(685)	(1,163)	(176,351)
Net change in unrealized gain (loss) on investments	(6,182)	(5,614)	1,810	(559)	673	(9,872)
Net realized gain (loss) on investments	(77)	(202)	(2,011)	—	—	(2,290)
Net accretion/amortization of discount/premium on investments	2,166	594	97	270	—	3,127
Transfers between investment types	—	—	12,288	(12,288)	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,602,292	$170,295	$32,330	$57,908	$98,481	$1,961,306
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,390,212	$414,265	$38,261	$67,941	$98,509	$2,009,188
Purchases of investments, net	352,618	—	4,924	111	1,395	359,048
Payment-in-kind	8,948	1,482	2,615	3,091	75	16,211
Proceeds from investments, net	(138,953)	(240,238)	(24,923)	(1,089)	(1,186)	(406,389)
Net change in unrealized gain (loss) on investments	(5,890)	(6,864)	1,790	(573)	924	(10,613)
Net realized gain (loss) on investments	(204)	(457)	(2,361)	—	—	(3,022)
Net accretion/amortization of discount/premium on investments	3,384	2,107	137	314	—	5,942
Transfers between investment types	—	—	11,887	(11,887)	—	—
Transfers into (out of) Level 3(1)	(7,823)	—	—	—	(1,236)	(9,059)
Fair value, end of period	$1,602,292	$170,295	$32,330	$57,908	$98,481	$1,961,306
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2024, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(5,763)	$1,164
Second-lien senior secured debt investments	(5,398)	(320)
Unsecured debt investments	1,811	992
Preferred equity investments	(419)	772
Common equity investments	674	3,226
Total Investments	$(9,095)	$5,834

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on investments held at June 30, 2024	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on investments held at June 30, 2023
First-lien senior secured debt investments	$(5,415)	$2,033
Second-lien senior secured debt investments	(5,646)	(2,892)
Unsecured debt investments	1,790	1,880
Preferred equity investments	(424)	1,187
Common equity investments	926	3,658
Total Investments	$(8,769)	$5,866

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,399,905	Yield Analysis	Market Yield	8.6% - 30.3% (12.0%)	Decrease
	21,506	Collateral Analysis	Recovery Rate	47.0% - 89.8% (64.4%)	Increase
	180,881	Recent Transaction	Transaction Price	98.0% - 100.0% (99.2%)	Increase
Second-lien senior secured debt investments	$165,531	Yield Analysis	Market Yield	11.3% - 25.2% (16.0%)	Decrease
	4,764	Collateral Analysis	Recovery Rate	10.0% - 20.0% (17.6%)	Increase
Unsecured debt investments	$14,135	Yield Analysis	Market Yield	10.2% - 17.4% (12.4%)	Decrease
	17,183	Recent Transaction	Transaction Price	99.2%	Increase
	1,012	Market Approach	EBITDA Multiple	12.5x	Increase
Preferred equity investments	$57,908	Yield Analysis	Market Yield	13.5% - 32.2% (17.0%)	Decrease
Common equity investments	$87,326	Market Approach	EBITDA Multiple	3.4x - 22.0x (7.9x)	Increase
	3,378	Market Approach	Revenue Multiple	1.9x - 13.5x (10.0x)	Increase
	2,196	Recent Transaction	Transaction Price	55.6% - 100.0% (97.3%)	Increase
	1,954	Yield Analysis	Market Yield	8.3%	Decrease
	25	Market Approach	Gross Profit Multiple	9.0x	Increase
	3,583	Market Approach	AUM Multiple	1.1x	Increase
	19	Option Pricing Model	Volatility	70.0%	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,249,284	Yield Analysis	Market Yield	9.1% - 27.4% (12.7%)	Decrease
	140,928	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments	$412,776	Yield Analysis	Market Yield	11.4% - 39.5% (15.3%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3% - 13.3% (13.3%)	Increase
Unsecured debt investments	$37,334	Yield Analysis	Market Yield	10.6% - 17.2% (11.8%)	Decrease
	927	Market Approach	EBITDA Multiple	11.8x - 11.8x (11.8x)	Increase
Preferred equity investments	$66,255	Yield Analysis	Market Yield	13.0% - 24.6% (16.0%)	Decrease
	1,686	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
Common equity investments	$87,626	Market Approach	EBITDA Multiple	3.3x - 20.3x (7.8x)	Increase
	3,434	Market Approach	Revenue Multiple	1.9x - 14.7x (10.6x)	Increase
	5,561	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	1,858	Yield Analysis	Market Yield	7.9% - 7.9% (7.9%)	Decrease
	30	Market Approach	Gross Profit Multiple	9.9x - 9.9x (9.9x)	Increase
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

	June 30, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Revolving Credit Facility	$67,371	$67,371	$—	$—
SPV Asset Facility I	—	—	58,715	58,715
SPV Asset Facility II	120,409	120,409	120,008	120,008
CLO XIII	257,842	257,842	257,764	257,764
2024 Notes	100,511	99,250	101,138	98,750
2026 Notes	344,455	360,500	343,473	360,500
Total Debt	$890,588	$905,372	$881,098	$895,737
______________
(1)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $3.3 million, $4.6 million, $2.2 million, $(0.5) million and $5.5 million, respectively.
(2)The carrying value of the Company’s SPV Asset Facility I, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $1.3 million, $5.0 million, $2.2 million, $(1.1) million and $6.5 million, respectively.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	459,750	459,250
Level 3	445,622	436,487
Total Debt	$905,372	$895,737
Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$685	$237
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,493	296
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	3,333	17
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	47,073	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	4,416	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	5,967	7,133
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	464	464
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	20	150
Apex Service Partners, LLC	First lien senior secured revolving loan	36	59
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	675	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,354	1,354
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured delayed draw term loan	379	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	52
Associations, Inc.	First lien senior secured delayed draw term loan	3,585	3
Associations, Inc.	First lien senior secured revolving loan	2,873	3,974
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	534	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	238	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	1,796	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	991
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	244	295
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	24	36
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	1,223	2,430
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,476	2,476
Brightway Holdings, LLC	First lien senior secured revolving loan	526	289
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	825	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	121	122
CivicPlus, LLC	First lien senior secured revolving loan	213	141
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	403	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	75	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	472

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	939	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	939	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	1,345
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	858	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	1,201	—
DuraServ LLC	First lien senior secured delayed draw term loan	2,381	—
DuraServ LLC	First lien senior secured revolving loan	1,190	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	73
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	6,411
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	613	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	383	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	1,882
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	1,108	—
Finastra USA, Inc.	First lien senior secured revolving loan	350	288
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,121	700
Fortis Solutions Group, LLC	First lien senior secured revolving loan	72	85
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	1,282	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	434	—
Gainsight, Inc.	First lien senior secured revolving loan	434	448
Galls, LLC	First lien senior secured delayed draw term loan	5,348	—
Galls, LLC	First lien senior secured revolving loan	2,032	3,417
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Gehl Foods, LLC	First lien senior secured delayed draw term loan	855	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	526	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	29
Global Music Rights, LLC	First lien senior secured revolving loan	631	83
Granicus, Inc.	First lien senior secured delayed draw term loan	579	—
Granicus, Inc.	First lien senior secured revolving loan	539	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	3,702	38
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	85	85
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	963	723
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	22	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	377
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	172	269
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,705
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,760	6,857
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	952	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,128	654
Kaseya Inc.	First lien senior secured delayed draw term loan	29	30
Kaseya Inc.	First lien senior secured revolving loan	24	24
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	983	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	295	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	58
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	158
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	142
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	419	391
Lignetics Investment Corp.	First lien senior secured revolving loan	74	245
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	417	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,208	—
Litera Bidco LLC	First lien senior secured revolving loan	1,416	1,013
LSI Financing 1 DAC	Preferred Equity	6,699	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	1,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	166	149
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	52	39
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,080	2,837
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,916	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	2,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	1,602	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	644	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	120	429
Natural Partners, LLC	First lien senior secured revolving loan	41	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	2,555	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	435	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	1,302	—
Nelipak Holding Company	First lien senior secured revolving loan	602	640
Nelipak Holding Company	First lien senior secured EUR revolving loan	—	677
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	1,180	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,113	1,972
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,602	1,798
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	191
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	245	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	932	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	410	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	1,993
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	2,092
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	15	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
Premise Health Holding	First lien senior secured revolving loan	938	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	4,613	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	852	—
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	520	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	1,625	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,423	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	231	653

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	225	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	49	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	622	428
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	4	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	4,835	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,824	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	428	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	67	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	63	67
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	1,788	941
The Shade Store, LLC	First lien senior secured revolving loan	454	82
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,206	1,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	223	481
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,625	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	267	6,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4,536	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	478	1,405
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	986	1,620
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	150
Total Unfunded Portfolio Company Commitments		$255,386	$137,815
As of June 30, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	June 30, 2024		June 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,480,932	$13,318	1,249,774	$11,138
Repurchased Shares	(3,484,167)	(31,358)	(4,020,194)	(36,021)
Total shares/gross proceeds	(2,003,235)	$(18,040)	(2,770,420)	$(24,883)

	For the Six Months Ended
	June 30, 2024		June 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	2,977,379	$26,805	2,512,917	$22,367
Repurchased Shares	(10,199,920)	(91,867)	(6,615,533)	(59,119)
Total shares/gross proceeds	(7,222,541)	$(65,062)	(4,102,616)	$(36,752)
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
During the years ending December 31, 2022, 2023 and six months ended June 30, 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears. The tables below present cash distributions per share that were declared for the following periods:

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 15, 2024	Quarterly	0.02	2,663
			Total	$0.41	$56,516

	For the Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
			Total	$0.334542	$48,860

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
The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed the Company’s accrued and received revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.
Through November 7, 2023, the termination date of the Expense Support Agreement by the Adviser, a portion of the Company’s distributions resulted from expense support from the Adviser, which was subject to repayment by the Company within three years

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution was not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continued to provide expense support. Shareholders should also understand that the Company’s repayments of expense support reduced the distributions that they would have otherwise received. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
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

	Six Months Ended June 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.41	$57,185	101.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains (1)	0.00	(669)	(1.2)
Total	$0.41	$56,516	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Six Months Ended June 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.37	$54,819	112.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.04)	(5,959)	(12.2)
Total	$0.33	$48,860	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$15,509	$31,477	$43,374	$62,812
Weighted average shares of common stock outstanding—basic and diluted	135,503,433	145,534,431	138,045,112	146,209,556
Earnings per common share-basic and diluted	$0.11	$0.22	$0.31	$0.43
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

For the three and six months ended June 30, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.6 million and $1.4 million, respectively, including U.S. federal excise tax expense/(benefit) of $44 thousand and $71 thousand for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.0 million and $1.9 million, respectively, including U.S. federal excise tax expense/(benefit) of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024, the Company recorded a net tax expense/(benefit) of approximately $0.5 million and $1.3 million, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2023, the Company recorded a net tax expense/ (benefit) of approximately $0.6 million and $0.9 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.3 million and $9.1 million as of June 30, 2024 and December 31, 2023 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024		2023
Per share data:
Net asset value, at beginning of period	$9.00		$8.85
Results of operations:
Net investment income(1)	0.41		0.37
Net realized and unrealized gain (loss)(4)	(0.10)		0.05
Net increase (decrease) in net assets resulting from operations	0.31		0.42
Shareholder distributions:
Distributions from net investment income(2)	(0.41)		(0.37)
Distributions from net realized gains(2)	—		—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	—	(8)	0.04
Net increase (decrease) in net assets from shareholders' distributions	(0.41)		(0.33)
Net increase in net assets resulting from capital share transactions	—		—
Net asset value, at end of period	$8.90		$8.94

Total Return(5)(6)	3.5%		4.8%

Ratios
Ratio of net expenses to average net assets(3)(7)	12.0%		11.6%
Ratio of net investment income to average net assets(7)	9.4%		9.4%
Portfolio turnover rate	23.8%		2.3%

Supplemental Data
Weighted-average shares outstanding	138,045,112		146,209,556
Shares outstanding, end of period	133,119,101		142,402,668
Net assets, end of period	$1,185,283		$1,273,461
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. Prior to the Expense Support Agreement termination on November 7, 2023, for the six months ended June 30, 2023, the total operating expenses to average net assets was 10.6% prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
(8)The per share amounts round to less than $0.01 per share

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 12. Subsequent Events
On August 6, 2024, our Board declared regular monthly distributions for August 2024 through October 2024. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On August 6, 2024, our Board declared a special distribution of $0.02 per share, payable on or before November 15, 2024 to shareholders of record as of September 30, 2024.
SPV Asset Facility I Amendment
On July 26, 2024, the parties to SPV Asset Facility I entered into Amendment No. 3 in order to amend that certain Third Amended and Restated Credit in order to, among other things, (i) increase the commitments under the SPV Asset Facility from $250.0 million to $375.0 million, (ii) extend the scheduled maturity date to November 30, 2028 and (iii) reduce the spread for loans in US dollars from 2.70% to 2.375%.
SPV Asset Facility II Termination
On August 5, 2024, ORCC II Financing II repaid all loans under the SPV Asset Facility II and the facility was terminated pursuant to its terms.

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
Overview
Blue Owl Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on October 15, 2015, we are externally managed by Blue Owl Credit Advisors LLC (the “Adviser”, “our Adviser” or “OCA”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. On February 28, 2017, we formed a wholly-owned subsidiary, OR Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Lending II LLC originates loans to borrowers headquartered in California.
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
In April 2017, we commenced our continuous public offering, commenced operations and made our first portfolio company investment. We terminated our continuous public offering as of April 30, 2021. Prior to the termination of our continuous public offering, we issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.39 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with our Adviser.
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of June 30, 2024, the Adviser and its affiliates had $95.1 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2024, our Adviser and its affiliates have originated $118.16 billion aggregate principal amount of investments, of which $114.32 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself. We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2024, our average debt investment size in each of our portfolio companies was approximately $11.5 million based on fair value. As of June 30, 2024, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 91.3% of our total debt portfolio based on fair value, had weighted average annual revenue of $827 million, weighted average annual EBITDA of $179 million, an average interest coverage of 1.6x and an average net loan-to value of 44%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2024, 97.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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
Prior to the termination of the Expense Support Agreement, the amount of Expense Support Payments provided by the Adviser since inception was $32.8 million. As of March 31, 2024, all Expense Support Payments made by the Adviser to the Company had either been recouped by the Adviser or expired.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 80.0% first lien senior secured debt investments (of which 55% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 10.7% second-lien senior secured debt investments, 1.6% unsecured investments, 2.8% preferred equity investments and 4.9% common equity investments.
As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.8% and 11.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 12.2% and 12.4%, respectively.
As of June 30, 2024, we had investments in 176 portfolio companies with an aggregate fair value of $2.0 billion. As of June 30, 2024, we had net leverage of 0.72x debt-to-equity.

We generally expect our originations to match the pace of repayments over each quarter. In the current lending environment public market activity has remained strong and merger and acquisition activity is limited. As a result, repayments have remained elevated. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $179 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. Our second lien borrowers are even larger, with an average enterprise value approximately two times that of our first lien investments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$441,770	$23,389
Less: Sell downs	—	—
Total new investment commitments	$441,770	$23,389
Principal amount of investments funded:
First-lien senior secured debt investments	$273,299	$17,851
Second-lien senior secured debt investments	27,000	—
Unsecured debt investments	16,943	—
Preferred equity investments	—	752
Common equity investments	378	356
Total principal amount of investments funded	$317,620	$18,959
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(106,730)	$(100,032)
Second-lien senior secured debt investments	(63,759)	(7,750)
Unsecured debt investments	(21,103)	—
Preferred equity investments	(5,418)	(79)
Common equity investments	—	(6)
Total principal amount of investments sold or repaid	$(197,010)	$(107,867)
Number of new investment commitments in new portfolio companies(1)	19	2
Average new investment commitment amount in new portfolio companies	$19,185	$8,800
Weighted average term for new investment commitments (in years)	5.5	3.6
Percentage of new debt investment commitments at floating rates	96.1%	100.0%
Percentage of new debt investment commitments at fixed rates	3.9%	—%
Weighted average interest rate of new investment commitments(2)	10.9%	11.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.5%	6.4%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% and 5.27% as of June 30, 2024 and 2023, respectively.

The table below presents investments at fair value and amortized cost as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(4)	$1,653,490	$1,639,043	$1,408,127	$1,400,246
Second-lien senior secured debt investments	240,801	218,471	455,907	440,071
Unsecured debt investments	32,260	32,330	40,619	38,895
Preferred equity investments(2)	58,249	57,908	67,709	67,941
Common equity investments(3)	64,621	99,850	64,338	98,711
Total Investments	$2,049,421	$2,047,602	$2,036,700	$2,045,864
______________
(1)Includes investment in Amergin AssetCo.
(2)Includes investments in LSI Financing. See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Amergin AssetCo and Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo and Fifth Season.
(4)55% and 66% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Advertising and media	2.6%	1.0%
Aerospace and defense	4.5	4.1
Asset based lending and fund finance(1)	0.9	2.2
Automotive Services	2.0	2.0
Buildings and real estate	3.4	3.0
Business services	2.8	3.5
Chemicals	3.9	2.6
Consumer products	4.8	5.3
Containers and packaging	1.7	1.7
Distribution	2.9	2.6
Education	0.5	1.0
Energy equipment and services	0.5	—
Financial services	2.8	1.4
Food and beverage	8.0	8.4
Healthcare equipment and services	2.4	4.5
Healthcare providers and services	6.4	7.1
Healthcare technology	6.7	6.8
Household products	2.3	2.5
Human resource support services	1.5	1.5
Infrastructure and environmental services	0.9	0.5
Insurance(3)	8.8	8.5
Internet software and services	10.9	11.5
Leisure and entertainment	2.9	2.9
Manufacturing	7.3	7.5
Oil and gas	0.4	0.4
Pharmaceuticals(2)	0.3	0.0	(4)
Professional services	2.8	2.4
Specialty retail	3.4	3.4
Telecommunications	0.5	0.4
Transportation	1.2	1.3
Total	100.0%	100.0%
______________
(1)Includes investments in Amergin AssetCo. See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	20.9%	18.7%
Northeast	13.8	16.5
South	32.9	31.3
West	25.0	25.3
International	7.4	8.2
Total	100%	100%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.8%	12.4%
Weighted average total yield of accruing debt and income producing securities(1)	12.2%	12.7%
Weighted average interest rate of accruing debt securities	11.7%	12.1%
Weighted average spread over base rate of all accruing floating rate investments	6.3%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.

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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$248,936	12.2%	$327,357	16.0%
2	1,562,845	76.3	1,478,186	72.3
3	207,598	10.1	218,914	10.7
4	10,436	0.5	12,310	0.6
5	17,787	0.9	9,097	0.4
Total	$2,047,602	100.0%	$2,045,864	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,875,150	97.3%	$1,892,893	99.4%
Non-accrual	51,401	2.7	11,761	0.6
Total	$1,926,551	100.0%	$1,904,654	100.0%
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
Specialty Finance Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, our commitment to Amergin AssetCo is $12.7 million, of which $8.9 million is equity and $3.8 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of June 30, 2024, the fair value of our equity investment in Fifth Season was $3.6 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of June 30, 2024, the fair value of our investment in LSI Financing was $0.9 million. During the six months ended June 30, 2024, we increased our commitment to LSI Financing by $6.6 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$64,035	$67,758	$130,428	$134,981
Less: Net Operating Expenses	36,004	38,836	71,829	78,307
Net Investment Income (Loss) Before Taxes	28,031	28,922	58,599	56,674
Less: Income tax expense (benefit), including excise tax expense (benefit)	552	991	1,414	1,855
Net Investment Income (Loss) After Taxes	27,479	27,931	57,185	54,819
Net change in unrealized gain (loss)	(9,815)	3,557	(11,021)	15,742
Net realized gain (loss)	(2,155)	(11)	(2,790)	(7,749)
Net Increase (Decrease) in Net Assets Resulting from Operations	$15,509	$31,477	$43,374	$62,812
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended June 30, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments still held as of June 30, 2024, partially offset by increases in the fair value of debt investments driven by tightening of market spreads and increases in the fair value of certain equity investments.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income from investments	$52,226	$55,742	$105,918	$111,207
Payment-in-kind interest income	7,073	7,420	13,696	14,461
Dividend income	3,600	3,650	8,740	7,855
Other income	1,136	946	2,074	1,458
Total investment income	$64,035	$67,758	$130,428	$134,981
For the Three Months Ended June 30, 2024 and 2023
Investment income decreased to $64.0 million for the three months ended June 30, 2024 from $67.8 million for the same period in prior year primarily due to a decrease in interest income and payment-in-kind (“PIK”) interest income as a result of a decline in weighted average yield from 12.2% to 11.8%, while our debt portfolio at par remained flat at $2.0 billion period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $1.1 million to $2.1 million period over period due to an increase in repayment activity. For the three months ended June 30, 2024 and 2023, PIK income represented 13.0% and 13.0% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
For the Six Months Ended June 30, 2024 and 2023
Investment income decreased to $130.4 million for the six months ended June 30, 2024 from $135.0 million for the same period in prior year primarily due to a decrease in interest income and payment-in-kind interest income as a result of a decline in weighted average yield from 12.2% to 11.8% while our debt portfolio at par remained flat at $2.0 billion period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $1.3 million to $3.7 million period over period due to an increase in repayment activity. For the six months ended June 30, 2024 and 2023, PIK income represented 12.6% and 12.8% of investment income, respectively. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments, which increased $0.9 million period over period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$19,864	$15,414	$39,226	$31,348
Management fee	7,709	8,303	15,407	16,807
Performance based incentive fees	5,828	7,154	12,127	14,100
Professional fees	1,279	1,256	2,502	2,524
Directors’ fees	196	195	391	390
Other general and administrative	1,128	720	2,176	1,487
Total operating expenses	$36,004	$33,042	$71,829	$66,656
Recoupment of expense support	—	5,794	—	11,651
Net operating expenses	$36,004	$38,836	$71,829	$78,307
For the Three Months Ended June 30, 2024 and 2023
Net operating expenses decreased to $36.0 million for the three month ended June 30, 2024 from $38.8 million for the same period ended June 30, 2023 primarily due to the expiration of expense support reimbursement, management fees and incentive fees, partially offset by an increase in interest expense. The increase in interest expense of $4.5 million was driven by an increase in our weighted average interest rate from 6.2% to 7.7% period over period. The decrease in recoupment of expense support is due to the termination of the Expense Support Agreement on November 7, 2023 and expiration of remaining reimbursable expense support payments. The decrease in management fees of $0.6 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.
For the Six Months Ended June 30, 2024 and 2023

Net operating expenses decreased to 71.8 million for the six months ended June 30, 2024 from $78.3 million for the same period ended June 30, 2023 primarily due to decreases in recoupment of expense support, management fees and incentive fees, partially offset by an increase in interest expense. The increase in interest expense of $7.9 million was driven by an increase in our weighted average interest rate from 6.2% to 7.8% period over period. The decrease in recoupment of expense support is due to the termination of the Expense Support Agreement on November 7, 2023. The decrease in management fees of $1.4 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(11,867)	$3,134	$(13,055)	$14,192
Income tax (provision) benefit	—	(803)	1	(897)
Translation of assets and liabilities in foreign currencies	2,052	1,226	2,033	2,447
Net change in unrealized gain (loss)	$(9,815)	$3,557	$(11,021)	$15,742

For the Three Months Ended June 30, 2024 and 2023
For the three months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in certain equity investments as further detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
PHM Netherlands Midco B.V. (dba Loparex)	$1,517
The Better Being Co., LLC (fka Nutraceutical International Corporation)	1,055
KPCI Holdings, L.P.	1,038
Valence Surface Technologies LLC	949
WU HOLDCO, INC.	817
Remaining Portfolio Companies	(420)
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	(909)
Cornerstone OnDemand, Inc	(1,098)
Walker Edison Furniture Company(1)	(1,727)
H-Food Holdings, LLC	(5,082)
Pluralsight, LLC	(8,007)
Net unrealized gain (loss) on investments	$(11,867)
________________
(1)Portfolio company is a non-controlled, affiliated investment.

For the three months ended June 30, 2023, net unrealized gain on investments was primarily driven by an increase in the fair value of certain equity investments, while our debt portfolio remained relatively flat as compared to March 31, 2023.
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
For the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, the net unrealized loss was primarily driven by market conditions and markdowns on certain debt investment offset by markups on certain debt and equity investments as detailed below.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	$1,895
KPCI Holdings, L.P.	1,865
Valence Surface Technologies LLC	1,793
Conair Holdings LLC	1,371
WU Holdco, Inc. (dba Weiman Products, LLC)	1,022
Remaining Portfolio Companies	1,438
Cornerstone OnDemand, Inc	(750)
EOS U.S. Finco LLC	(1,043)
Walker Edison Furniture Company(1)	(2,182)
H-Food Holdings, LLC	(7,542)
Pluralsight, LLC	(10,922)
Net unrealized gain (loss) on investments	$(13,055)
________________
(1)Portfolio company is a non-controlled, affiliated investment.

For the six months ended June 30, 2023, the net appreciation on investment was primarily driven by a increase in the fair value of our debt investments as compared to December 31, 2022. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 97.3% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the six months ended June 30, 2023 was due to market conditions and reversals of prior period unrealized losses that were realized in the quarter in connection with the restructuring of certain debt investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$7,591
Windows Entities	3,407
Hg Saturn Luchaco Limited	3,322
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,590
Conair Holdings LLC	1,378
Muine Gall, LLC	1,325
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	1,301
Remaining portfolio companies	176
Aruba Investments Holdings LLC (dba Angus Chemical Company)	(2,379)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(2,089)
H-Food Holdings, LLC	(1,441)
Net unrealized gain (loss) on investments	$14,181
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$23	$4	$23	$(7,748)
Net realized gain (loss) on foreign currency transactions	(2,178)	(15)	(2,813)	(1)
Net realized gain (loss)	$(2,155)	$(11)	$(2,790)	$(7,749)

Realized Gross Internal Rate of Return
Since we began investing in 2017 through June 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.2% (based on total capital invested of $2.3 billion and total proceeds from these exited investments of $2.7 billion).
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
As of June 30, 2024 and December 31, 2023, our asset coverage ratios were 229% and 239%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2024, taken together with our available debt of $320.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of June 30, 2024, we had $47.7 million in cash. During the six months ended June 30, 2024, cash provided by operating activities was $37.5 million, primarily as a result of selldowns and repayments of portfolio investments of $422.1 million and other operating activities of $30.8 million, partially offset by funding portfolio investments of $415.4 million. Lastly, we used $116.2 million of cash for financing activities during the period, which was the result of debt issuance costs of $3.9 million, net repayments on our credit facilities of $90.0 million, distributions paid of $31.3 million and repurchased shares of $91.7 million.

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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	June 30, 2024		June 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,480,932	$13,318	1,249,774	$11,138
Repurchased Shares	(3,484,167)	(31,358)	(4,020,194)	(36,021)
Total shares/net proceeds	(2,003,235)	$(18,040)	(2,770,420)	$(24,883)
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Six Months Ended
	June 30, 2024		June 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	2,977,379	$26,805	2,512,917	$22,367
Repurchased Shares	(10,199,920)	(91,867)	(6,615,533)	(59,119)
Total shares/gross proceeds	(7,222,541)	$(65,062)	(4,102,616)	$(36,752)

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

During the years ending December 31, 2022, 2023 and six months ended June 30, 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00

Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following periods:

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 15, 2024	Quarterly	0.02	2,663
			Total	$0.41	$56,516
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
The following table presents cash distributions per share that were declared for the following periods:

	For the Six Months Ended June 30, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
			Total	$0.334542	$48,860
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
We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and, prior to November 7, 2023, expense support from the Adviser. In no event, however, will funds be advanced or borrowed for purpose of distributions, if the amount of such distributions would exceed our accrued and received net revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

Through November 7, 2023, the termination date of the Expense Support Agreement by the Adviser, a portion of our distributions resulted from expense support from the Adviser which were subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
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

	Six Months Ended June 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.41	$57,185	101.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains (1)	0.00	(669)	(1.2)
Total	$0.41	$56,516	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Six Months Ended June 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.37	$54,819	112.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.04)	(5,959)	(12.2)
Total	$0.33	$48,860	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to June 30, 2024 was 70.3% (without upfront sales load) and 61.8% (with maximum upfront sales load). The following table presents cumulative total returns for the six months ended June 30, 2024, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	3.5%	9.0%	8.3%	8.7%	10.0%	70.3%	61.8%
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

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Revolving Credit Facility(3)	$250,000	$70,705	$179,295	$67,371
SPV Asset Facility I	250,000	—	125,895	—
SPV Asset Facility II	325,000	125,000	14,997	120,409
CLO XIII	260,000	260,000	—	257,842
2024 Notes	100,000	100,000	—	100,511
2026 Notes	350,000	350,000	—	344,455
Total Debt	$1,535,000	$905,705	$320,187	$890,588
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)The carrying value of the Company’s Revolving Credit Facility, SPV Asset Facility II, CLO XIII, 2024 Notes and 2026 Notes are presented net of deferred financing costs of $3.3 million, $4.6 million, $2.2 million, $(0.5) million and $5.5 million, respectively.
(3)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

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
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$18,974	$15,133	$37,534	$30,832
Amortization of debt issuance costs	890	281	1,692	516
Total Interest Expense	$19,864	$15,414	$39,226	$31,348
Average interest rate	7.7%	6.2%	7.8%	6.2%
Average daily borrowings	$880,940	$918,234	$876,640	$957,991

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2024 and the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2024 (unaudited)	$70.7	$2,295	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
June 30, 2024 (unaudited)	$—	$2,295	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II
June 30, 2024 (unaudited)	$125.0	$2,295	$—	N/A
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
June 30, 2024 (unaudited)	$260.0	$2,295	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes
June 30, 2024 (unaudited)	$100.0	$2,295	$—	N/A
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
June 30, 2024 (unaudited)	$350.0	$2,295	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence as of the Revolving Credit Facility Closing Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us in the future (collectively, the “Revolving Credit Facility Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 2 to the Third Amended and Restated Credit Agreement, entered into on June 28, 2024, by the parties to the SPV Asset Facility I.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$685	$237
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,493	296
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	3,333	17
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	47,073	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured revolving loan	4,416	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	5,967	7,133
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	464	464
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	20	150
Apex Service Partners, LLC	First lien senior secured revolving loan	36	59
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	675	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1,354	1,354
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured delayed draw term loan	379	—
Artifact Bidco, Inc. (dba Aveta)	First lien senior secured revolving loan	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	52
Associations, Inc.	First lien senior secured delayed draw term loan	3,585	3
Associations, Inc.	First lien senior secured revolving loan	2,873	3,974
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	534	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	238	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	1,796	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	991
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	244	295
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	24	36
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	1,824	1,824
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	1,223	2,430
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	2,476	2,476
Brightway Holdings, LLC	First lien senior secured revolving loan	526	289
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	825	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	121	122
CivicPlus, LLC	First lien senior secured revolving loan	213	141
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	403	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	75	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	472
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	939	—

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	939	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	1,345
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	858	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	1,201	—
DuraServ LLC	First lien senior secured delayed draw term loan	2,381	—
DuraServ LLC	First lien senior secured revolving loan	1,190	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	73
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	6,411
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	613	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	383	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	1,882
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	1,108	—
Finastra USA, Inc.	First lien senior secured revolving loan	350	288
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,121	700
Fortis Solutions Group, LLC	First lien senior secured revolving loan	72	85
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	1,282	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	434	—
Gainsight, Inc.	First lien senior secured revolving loan	434	448
Galls, LLC	First lien senior secured delayed draw term loan	5,348	—
Galls, LLC	First lien senior secured revolving loan	2,032	3,417
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	2,609	2,609

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Gehl Foods, LLC	First lien senior secured delayed draw term loan	855	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	526	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	29
Global Music Rights, LLC	First lien senior secured revolving loan	631	83
Granicus, Inc.	First lien senior secured delayed draw term loan	579	—
Granicus, Inc.	First lien senior secured revolving loan	539	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	3,702	38
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	70	70
Hyland Software, Inc.	First lien senior secured revolving loan	85	85
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	963	723
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	22	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	377
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	172	269
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,705	1,705
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	4,760	6,857
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	952	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,128	654
Kaseya Inc.	First lien senior secured delayed draw term loan	29	30
Kaseya Inc.	First lien senior secured revolving loan	24	24
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	983	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	295	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	58
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	158	158
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	142
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	419	391
Lignetics Investment Corp.	First lien senior secured revolving loan	74	245
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	417	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,208	—
Litera Bidco LLC	First lien senior secured revolving loan	1,416	1,013
LSI Financing 1 DAC	Preferred Equity	6,699	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	1,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	166	149
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	52	39
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	2,080	2,837
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	7,916	—

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	2,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	1,602	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	644	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	120	429
Natural Partners, LLC	First lien senior secured revolving loan	41	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	2,555	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	435	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	1,302	—
Nelipak Holding Company	First lien senior secured revolving loan	602	640
Nelipak Holding Company	First lien senior secured EUR revolving loan	—	677
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	1,180	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,113	1,972
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	1,602	1,798
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	—	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	191
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	245	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	932	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	410	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	1,993
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	2,092
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	15	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured revolving loan	—	289
Premise Health Holding	First lien senior secured revolving loan	938	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	4,613	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	852	—
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	520	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,480	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	1,625	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,423	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	231	653
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	225	—

Portfolio Company ($ in thousands)	Investment	June 30, 2024	December 31, 2023
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	49	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	622	428
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	4	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	4,835	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,824	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	428	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	67	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	63	67
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	1,788	941
The Shade Store, LLC	First lien senior secured revolving loan	454	82
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,206	1,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	223	481
Troon Golf, L.L.C.	First lien senior secured revolving loan	4,685	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,625	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	267	6,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	4,536	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	478	1,405
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	986	1,620
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	150
Total Unfunded Portfolio Company Commitments		$255,386	$137,815
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities as of June 30, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$70,705	$—	$—	$70,705	$—
SPV Asset Facility I	—	—	—	—	—
SPV Asset Facility II	125,000	—	—	—	125,000
CLO XIII	260,000	—	—	—	260,000
2024 Notes	100,000	100,000	—	—	—
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$905,705	$100,000	$350,000	$70,705	$385,000
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. For the three months ended June 30, 2024, PIK interest and PIK dividend income earned were $7.1 million and $1.2 million, respectively, representing approximately 11.0% and 1.91% of investment income, respectively. For the six months ended June 30, 2024, PIK interest and PIK dividend income earned were $13.7 million and $2.8 million, respectively, representing approximately 10.5% and 2.1% of investment income, respectively. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
Dividends
On August 6, 2024, our Board declared regular monthly distributions for August 2024 through October 2024. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On August 6, 2024, our Board declared a special distribution of $0.02 per share, payable on or before November 15, 2024 to shareholders of record as of September 30, 2024.
SPV Asset Facility I Amendment
On July 26, 2024, the parties to SPV Asset Facility I entered into Amendment No. 3 in order to amend that certain Third Amended and Restated Credit in order to, among other things, (i) increase the commitments under the SPV Asset Facility from $250.0 million to $375.0 million, (ii) extend the scheduled maturity date to November 30, 2028 and (iii) reduce the spread for loans in US dollars from 2.70% to 2.375%.
    SPV Asset Facility II Termination
On August 5, 2024, ORCC II Financing II repaid all loans under the SPV Asset Facility II and the facility was terminated pursuant to its terms.

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
As of June 30, 2024, 97.2% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facilities, and CLO XIII bear interest at variable rates with interest floors of 0.0%. The 2024 Notes and 2026 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$55.2	$13.7	$41.5
Up 200 basis points	$36.8	$9.1	$27.7
Up 100 basis points	$18.4	$4.6	$13.8
Down 100 basis points	$(18.4)	$(4.6)	$(13.8)
Down 200 basis points	$(36.8)	$(9.1)	$(27.7)
Down 300 basis points	$(55.2)	$(13.7)	$(41.5)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Appointment of Officer

On August 6, 2024, the Board appointed Logan Nicholson to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.

Mr. Nicholson is a Managing Director at Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation III and Blue Owl Credit Income Corp., and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation III and Blue Owl Credit Income Corp. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of June 28, 2024, by and among ORCC II Financing LLC and OR Lending II LLC, as Borrowers, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent, and Cortland Capital Market Services LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).

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

Blue Owl Capital Corporation II

Date: August 9, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 9, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer