Form 10-Q
period 2024-09-30
Blue Owl Capital Corp II
filed 2024-11-08
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 8, 2024, the registrant had 131,137,469 shares of common stock, $0.01 par value per share, outstanding.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,018,182 and $2,011,352 respectively)	$2,026,661	$2,018,525
Non-controlled, affiliated investments (amortized cost of $27,906 and $25,348, respectively)	24,766	27,339
Controlled, affiliated investments (amortized cost of $438 and $—, respectively)	438	—
Total investments at fair value (amortized cost of $2,046,526 and $2,036,700, respectively)	2,051,865	2,045,864
Cash	62,219	124,556
Foreign cash (cost of $407 and $1,787, respectively)	416	1,827
Interest and dividend receivable	20,117	17,811
Prepaid expenses and other assets	2,048	495
Total Assets	$2,136,665	$2,190,553
Liabilities
Debt (net of deferred unamortized debt issuance costs of $13,202 and $13,902, respectively)	$935,028	$881,098
Payables to affiliates	15,774	15,545
Distribution payable	2,615	4,210
Accrued expenses and other liabilities	27,840	26,213
Total Liabilities	981,257	927,066
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 130,727,015 and 140,341,642 shares issued and outstanding, respectively	1,307	1,403
Additional paid-in-capital	1,167,227	1,253,305
Accumulated undistributed (overdistributed) earnings	(13,126)	8,779
Total Net Assets	1,155,408	1,263,487
Total Liabilities and Net Assets	$2,136,665	$2,190,553
Net Asset Value Per Share	$8.84	$9.00

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$52,353	$57,289	$157,657	$167,964
Payment-in-kind interest income	7,179	6,195	20,875	20,656
Dividend income	3,718	3,911	12,204	11,435
Other income	999	383	3,029	1,773
Total investment income from non-controlled, non-affiliated investments	64,249	67,778	193,765	201,828
Investment income from non-controlled, affiliated investments:
Interest income	307	280	921	812
Dividend income	—	110	254	441
Other Income	19	20	63	88
Total investment income from non-controlled, affiliated investments	326	410	1,238	1,341
Total Investment Income	64,575	68,188	195,003	203,169
Operating Expenses
Interest expense	25,001	16,201	64,227	47,549
Management fee	7,816	8,075	23,223	24,882
Performance based incentive fees	4,901	7,253	17,028	21,353
Professional fees	1,096	1,089	3,598	3,566
Directors' fees	197	195	588	585
Other general and administrative	1,142	890	3,318	2,424
Total Operating Expenses	40,153	33,703	111,982	100,359
Recoupment of expense support (Note 3)	—	—	—	11,651
Net Operating Expenses	40,153	33,703	111,982	112,010
Net Investment Income (Loss) Before Taxes	24,422	34,485	83,021	91,159
Income tax expense (benefit), including excise tax expense (benefit)	1,321	290	2,735	2,145
Net Investment Income (Loss)	$23,101	$34,195	$80,286	$89,014
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$8,575	$6,589	$(2,304)	$21,043
Non-controlled, affiliated investments	(2,955)	(1,383)	(5,131)	(1,645)
Income tax (provision) benefit	(66)	(509)	(65)	(1,406)
Translation of assets and liabilities in foreign currencies	1,023	(2,099)	3,056	348
Total Net Change in Unrealized Gain (Loss)	6,577	2,598	(4,444)	18,340
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(11,775)	$5	$(11,752)	$(7,743)
Foreign currency transactions	3	(23)	(2,810)	(24)
Total Net Realized Gain (Loss)	(11,772)	(18)	(14,562)	(7,767)
Total Net Realized and Change in Unrealized Gain (Loss)	(5,195)	2,580	(19,006)	10,573
Net Increase (Decrease) in Net Assets Resulting from Operations	$17,906	$36,775	$61,280	$99,587
Earnings Per Share - Basic and Diluted	$0.13	$0.26	$0.45	$0.69
Weighted Average Shares Outstanding - Basic and Diluted	133,410,881	142,759,311	136,489,093	145,046,836

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(12)	First lien senior secured loan	S +	5.75%	02/2030	$4,525	$4,421	$4,480	0.4	%
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(2)(6)	First lien senior secured revolving loan	S +	5.75%	02/2030	—	(18)	(8)	—	%
Global Music Rights, LLC(13)	First lien senior secured loan	S +	5.50%	08/2030	9,819	9,640	9,819	0.8	%
Global Music Rights, LLC(2)(6)	First lien senior secured revolving loan	S +	5.50%	08/2029	—	(10)	—	—	%
Monotype Imaging Holdings Inc.(13)	First lien senior secured loan	S +	5.50%	02/2031	19,171	19,036	19,075	1.7	%
Monotype Imaging Holdings Inc.(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.50%	02/2026	—	(5)	—	—	%
Monotype Imaging Holdings Inc.(2)(6)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(16)	(12)	—	%
						33,048	33,354	2.9	%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(13)	First lien senior secured loan	S +	7.25%	01/2026	41,530	41,483	42,359	3.7	%
Peraton Corp.(13)(18)	Second lien senior secured loan	S +	7.75%	02/2029	14,494	14,353	13,571	1.2	%
Valence Surface Technologies LLC(13)	First lien senior secured loan	S +	7.75% (3.88% PIK)	12/2026	36,251	36,183	33,804	2.9	%
Valence Surface Technologies LLC(6)(13)	First lien senior secured revolving loan	S +	7.75% (3.88% PIK)	12/2026	2,920	2,915	2,722	0.2	%
						94,934	92,456	8.0	%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(20)(24)	First lien senior secured loan		12.00% PIK	07/2030	2,363	2,363	2,363	0.2	%
AAM Series 2.1 Aviation Feeder, LLC(20)(24)	First lien senior secured loan		12.00% PIK	11/2030	2,218	2,218	2,218	0.2	%
Hg Genesis 8 Sumoco Limited(8)(20)	Unsecured facility	SA +	7.00% PIK	09/2027	£1,525	1,964	2,045	0.2	%
Hg Genesis 9 SumoCo Limited(10)(20)	Unsecured facility	E +	7.00% PIK	03/2027	€1,142	1,252	1,275	0.1	%
Hg Saturn Luchaco Limited(8)(20)	Unsecured facility	SA +	7.50% PIK	03/2026	£8,614	10,992	11,555	1.0	%
						18,789	19,456	1.7	%
Buildings and real estate
Associations, Inc.(13)	First lien senior secured loan	S +	6.50%	07/2028	46,265	46,221	46,258	4.0	%
Associations, Inc.(2)(6)	First lien senior secured delayed draw term loan	S +	6.50%	07/2028	—	(3)	—	0.0	%
Associations, Inc.(2)(6)	First lien senior secured revolving loan	S +	6.50%	07/2028	—	(3)	—	0.0	%
Associations Finance, Inc.(24)	Unsecured notes		14.25% PIK	05/2030	17,963	17,837	17,963	1.6	%
REALPAGE, INC.(12)(18)	Second lien senior secured loan	S +	6.50%	04/2029	6,500	6,436	6,226	0.5	%
						70,488	70,447	6.1	%
Business services
CIBT Global, Inc.(9)(13)	First lien senior secured loan	S +	5.25% (4.25% PIK)	06/2027	171	104	84	0.0	%
CIBT Global, Inc.(9)(15)	Second lien senior secured loan	P +	7.75% PIK	12/2027	11,237	4,706	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Denali BuyerCo, LLC (dba Summit Companies)(13)	First lien senior secured loan	S +	5.50%	09/2028	5,831	5,761	5,831	0.5	%
Denali BuyerCo, LLC (dba Summit Companies)(2)(6)	First lien senior secured revolving loan	S +	5.50%	09/2027	—	(1)	—	0.0	%
Diamondback Acquisition, Inc. (dba Sphera)(12)	First lien senior secured loan	S +	5.50%	09/2028	621	613	615	0.1	%
DuraServ LLC(12)	First lien senior secured loan	S +	4.75%	06/2031	6,429	6,397	6,396	0.6	%
DuraServ LLC(6)(12)(19)	First lien senior secured delayed draw term loan	S +	4.75%	06/2026	165	159	158	0.0	%
DuraServ LLC(2)(6)	First lien senior secured revolving loan	S +	4.75%	06/2030	—	(6)	(6)	0.0	%
Gainsight, Inc.(13)	First lien senior secured loan	S +	6.75% PIK	07/2027	6,788	6,740	6,788	0.6	%
Gainsight, Inc.(6)(13)	First lien senior secured revolving loan	S +	6.75% PIK	07/2027	487	480	487	0.0	%
Hercules Borrower, LLC (dba The Vincit Group)(13)	First lien senior secured loan	S +	5.50%	12/2026	27,767	27,767	27,767	2.4	%
Hercules Borrower, LLC (dba The Vincit Group)(2)(6)	First lien senior secured revolving loan	S +	5.50%	12/2026	—	(18)	—	0.0	%
Hercules Buyer, LLC (dba The Vincit Group)(23)(24)	Unsecured notes		0.48% PIK	12/2029	828	828	1,013	0.1	%
Kaseya Inc.(13)	First lien senior secured loan	S +	5.50%	06/2029	547	539	547	0.0	%
Kaseya Inc.(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.50%	06/2025	6	6	6	0.0	%
Kaseya Inc.(6)(12)	First lien senior secured revolving loan	S +	5.50%	06/2029	8	8	8	0.0	%
KPSKY Acquisition, Inc. (dba BluSky)(13)	First lien senior secured loan	S +	5.50%	10/2028	971	958	891	0.1	%
KPSKY Acquisition, Inc. (dba BluSky)(2)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	1	—	(3)	0.0	%
Pye-Barker Fire & Safety, LLC(13)	First lien senior secured loan	S +	4.50%	05/2031	5,049	5,025	5,024	0.4	%
Pye-Barker Fire & Safety, LLC(6)(13)(19)	First lien senior secured delayed draw term loan	S +	4.50%	05/2026	278	266	265	—	%
Pye-Barker Fire & Safety, LLC(6)(13)	First lien senior secured revolving loan	S +	4.50%	05/2030	122	117	117	—	%
						60,449	55,988	4.8	%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(12)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,295	21,319	1.8	%
DCG ACQUISITION CORP. (dba DuBois Chemical)(12)	First lien senior secured loan	S +	4.75%	06/2031	5,614	5,559	5,558	0.5	%
DCG ACQUISITION CORP. (dba DuBois Chemical)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	4.75%	06/2026	—	(4)	(5)	0.0	%
DCG ACQUISITION CORP. (dba DuBois Chemical)(2)(6)	First lien senior secured revolving loan	S +	4.75%	06/2031	—	(9)	(9)	0.0	%
Gaylord Chemical Company, L.L.C.(13)	First lien senior secured loan	S +	5.25%	03/2027	24,568	24,509	24,568	2.1	%
Gaylord Chemical Company, L.L.C.(6)(13)	First lien senior secured revolving loan	S +	5.25%	03/2026	2,191	2,185	2,191	0.2	%
Rocket BidCo, Inc. (dba Recochem)(13)(20)	First lien senior secured loan	S +	5.75%	11/2030	22,000	21,574	21,670	1.9	%
Velocity HoldCo III Inc. (dba VelocityEHS)(13)	First lien senior secured loan	S +	5.75%	04/2027	5,933	5,866	5,933	0.5	%
Velocity HoldCo III Inc. (dba VelocityEHS)(2)(6)	First lien senior secured revolving loan	S +	5.75%	04/2026	—	(3)	—	0.0	%
						81,972	81,225	7.0	%
Consumer products
Conair Holdings LLC(12)	Second lien senior secured loan	S +	7.50%	05/2029	31,280	30,937	29,247	2.5	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Feradyne Outdoors, LLC(13)	First lien senior secured loan	S +	6.25%	05/2026	652	652	574	0.0	%
Foundation Consumer Brands, LLC(13)	First lien senior secured loan	S +	6.25%	02/2027	3,056	3,008	3,056	0.3	%
Lignetics Investment Corp.(13)	First lien senior secured loan	S +	6.00%	11/2027	12,368	12,272	12,368	1.1	%
Lignetics Investment Corp.(6)(13)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,397	1,389	1,397	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen)(13)	First lien senior secured loan	S +	5.25%	03/2029	737	727	713	0.1	%
SWK BUYER, Inc. (dba Stonewall Kitchen)(6)(13)	First lien senior secured revolving loan	S +	5.25%	03/2029	25	24	22	0.0	%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)	First lien senior secured loan	S +	5.00%	03/2027	45,414	45,154	45,414	3.9	%
WU Holdco, Inc. (dba Weiman Products, LLC)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.00%	07/2026	2,269	2,244	2,269	0.2	%
WU Holdco, Inc. (dba Weiman Products, LLC)(6)(13)	First lien senior secured revolving loan	S +	5.00%	03/2027	1,006	994	1,006	0.1	%
						97,401	96,066	8.3	%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(12)	First lien senior secured loan	S +	6.00%	12/2026	1,877	1,848	1,863	0.2	%
Arctic Holdco, LLC (dba Novvia Group)(6)(12)(19)	First lien senior secured delayed draw term loan	S +	6.00%	12/2024	1,012	993	1,002	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(13)	First lien senior secured loan	S +	5.75%	09/2028	751	746	751	0.1	%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(13)	First lien senior secured revolving loan	S +	5.75%	09/2027	26	26	26	0.0	%
Fortis Solutions Group, LLC(13)	First lien senior secured loan	S +	5.50%	10/2028	886	874	874	0.1	%
Fortis Solutions Group, LLC(6)(13)	First lien senior secured revolving loan	S +	5.50%	10/2027	24	23	23	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(13)	First lien senior secured loan	S +	6.25%	05/2028	881	875	881	0.1	%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(13)	First lien senior secured loan	S +	5.25%	05/2028	220	219	218	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	07/2026	—	(1)	(1)	0.0	%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(2)(6)	First lien senior secured revolving loan	S +	6.25%	05/2028	—	(1)	—	0.0	%
Pregis Topco LLC(12)	Second lien senior secured loan	S +	6.75%	08/2029	30,000	29,648	30,000	2.6	%
						35,250	35,637	3.1	%
Distribution
ABB/Con-cise Optical Group LLC(13)	First lien senior secured loan	S +	7.50%	02/2028	850	842	829	0.1	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(13)	First lien senior secured loan	S +	6.00%	10/2029	29,010	28,753	29,010	2.5	%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	6.00%	10/2025	2,287	2,253	2,287	0.2	%
Endries Acquisition, Inc.(12)	First lien senior secured loan	S +	5.25%	12/2028	22,351	22,206	22,183	1.9	%
Endries Acquisition, Inc.(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	12/2025	—	(11)	(13)	0.0	%
Offen, Inc.(12)	First lien senior secured loan	S +	5.00%	06/2026	4,651	4,637	4,651	0.4	%
						58,680	58,947	5.1	%
Education
Pluralsight, LLC(13)	First lien senior secured loan	S +	4.50% (1.50% PIK)	08/2029	3,929	3,929	3,929	0.3	%
Pluralsight, LLC(13)	First lien senior secured loan	S +	7.50% PIK	08/2029	3,929	3,929	3,929	0.3	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Pluralsight, LLC(6)(19)	First lien senior secured delayed draw term loan	S +	4.50%	08/2029	—	—	—	0.0	%
Pluralsight, LLC(6)	First lien senior secured revolving loan	S +	4.50%	08/2029	—	—	—	0.0	%
						7,858	7,858	0.7	%
Energy equipment and services
Dresser Utility Solutions, LLC(12)	First lien senior secured loan	S +	5.50%	03/2029	9,393	9,306	9,346	0.8	%
Dresser Utility Solutions, LLC(6)(19)	First lien senior secured delayed draw term loan	S +	5.50%	09/2025	—	—	—	—	%
Dresser Utility Solutions, LLC(2)(6)	First lien senior secured revolving loan	S +	5.50%	03/2029	—	(11)	(6)	—	%
						9,295	9,340	0.8	%
Financial services
Baker Tilly Advisory Group, L.P.(12)	First lien senior secured loan	S +	5.00%	06/2031	9,365	9,232	9,224	0.8	%
Baker Tilly Advisory Group, L.P.(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	(13)	(11)	0.0	%
Baker Tilly Advisory Group, L.P.(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(28)	(30)	0.0	%
Blackhawk Network Holdings, Inc.(12)(18)	First lien senior secured loan	S +	5.00%	03/2029	14,963	14,679	15,018	1.3	%
Cresset Capital Management, LLC(12)	First lien senior secured loan	S +	5.00%	06/2030	521	516	516	0.0	%
Cresset Capital Management, LLC(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	09/2025	—	—	—	0.0	%
Cresset Capital Management, LLC(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	—	—	0.0	%
Cresset Capital Management, LLC(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2029	—	(1)	(1)	0.0	%
Finastra USA, Inc.(13)(20)	First lien senior secured loan	S +	7.25%	09/2029	3,757	3,715	3,757	0.3	%
Finastra USA, Inc.(6)(13)(20)	First lien senior secured revolving loan	S +	7.25%	09/2029	181	178	181	0.0	%
KRIV Acquisition Inc. (dba Riveron)(12)	First lien senior secured loan	S +	6.25%	07/2029	901	879	901	0.1	%
KRIV Acquisition Inc. (dba Riveron)(13)	First lien senior secured delayed draw term loan	S +	6.25%	07/2029	135	132	135	0.0	%
KRIV Acquisition Inc. (dba Riveron)(2)(6)	First lien senior secured revolving loan	S +	6.25%	07/2029	—	(3)	—	0.0	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)	First lien senior secured loan	S +	5.00%	06/2030	27,706	27,421	27,409	2.4	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	05/2026	—	(18)	(20)	0.0	%
Minotaur Acquisition, Inc. (dba Inspira Financial)(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(23)	(24)	0.0	%
NMI Acquisitionco, Inc. (dba Network Merchants)(12)	First lien senior secured loan	S +	5.00%	09/2028	4,767	4,751	4,767	0.4	%
NMI Acquisitionco, Inc. (dba Network Merchants)(2)(6)	First lien senior secured revolving loan	S +	5.00%	09/2028	—	(1)	—	0.0	%
Smarsh Inc.(13)	First lien senior secured loan	S +	5.75%	02/2029	762	757	762	0.1	%
Smarsh Inc.(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.75%	02/2025	95	94	95	0.0	%
Smarsh Inc.(6)	First lien senior secured revolving loan	S +	5.75%	02/2029	—	—	—	0.0	%
						62,267	62,679	5.4	%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(12)	Second lien senior secured loan	S +	7.00%	09/2029	5,000	4,970	5,000	0.4	%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(12)	First lien senior secured loan	S +	7.50% (3.75% PIK)	09/2026	35,537	35,350	35,182	3.0

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
The Better Being Co., LLC (fka Nutraceutical International Corporation)(6)(12)	First lien senior secured revolving loan	S +	7.50% (3.75% PIK)	09/2026	148	141	123	0.0	%
BP Veraison Buyer, LLC (dba Sun World)(13)	First lien senior secured loan	S +	5.50%	05/2029	19,265	19,126	19,197	1.7	%
BP Veraison Buyer, LLC (dba Sun World)(2)(6)	First lien senior secured revolving loan	S +	5.50%	05/2029	—	(29)	(14)	0.0	%
EAGLE FAMILY FOODS GROUP LLC(13)	First lien senior secured loan	S +	5.00%	08/2030	1,798	1,780	1,789	0.2	%
EAGLE FAMILY FOODS GROUP LLC(6)(13)	First lien senior secured revolving loan	S +	5.00%	08/2030	27	25	26	0.0	%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(12)(18)	First lien senior secured loan	S +	4.00%	02/2031	4,988	4,813	4,987	0.4	%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(6)(13)	First lien senior secured revolving loan	S +	4.50%	02/2029	26	4	26	0.0	%
Gehl Foods, LLC(14)	First lien senior secured loan	S +	6.25%	06/2030	11,113	11,005	11,002	1.0	%
Gehl Foods, LLC(2)(6)(19)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(4)	(4)	0.0	%
H-Food Holdings, LLC(13)(18)	First lien senior secured loan	S +	4.00%	05/2025	1	1	1	0.0	%
H-Food Holdings, LLC(9)(13)	Second lien senior secured loan	S +	7.00%	03/2026	18,200	16,326	2,093	0.2	%
HISSHO PARENT, LLC(13)	First lien senior secured loan	S +	5.00%	05/2029	1,140	1,133	1,140	0.1	%
HISSHO PARENT, LLC(2)(6)	First lien senior secured revolving loan	S +	5.00%	05/2029	—	(1)	—	0.0	%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(12)	First lien senior secured loan	S +	6.25%	03/2027	770	762	759	0.1	%
Nellson Nutraceutical, LLC(13)	First lien senior secured loan	S +	5.75%	12/2025	25,638	25,478	25,382	2.2	%
Rushmore Investment III LLC (dba Winland Foods)(13)	First lien senior secured loan	S +	6.25%	10/2030	41,691	41,098	41,691	3.6	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(13)	First lien senior secured loan	S +	4.50%	07/2025	4,735	4,722	4,688	0.4	%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(13)	First lien senior secured revolving loan	S +	4.50%	07/2025	823	823	813	0.1	%
Ultimate Baked Goods Midco, LLC(13)	First lien senior secured loan	S +	6.25%	08/2027	16,046	15,826	16,046	1.4	%
Ultimate Baked Goods Midco, LLC(6)(13)	First lien senior secured revolving loan	S +	6.25%	08/2027	700	676	700	0.1	%
						184,025	170,627	14.8	%
Healthcare equipment and services
CSC MKG Topco LLC (dba Medical Knowledge Group)(12)	First lien senior secured loan	S +	5.75%	02/2029	835	823	826	0.1	%
Nelipak Holding Company(13)	First lien senior secured loan	S +	5.50%	03/2031	3,364	3,316	3,313	0.3	%
Nelipak Holding Company(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.50%	03/2027	—	(9)	(10)	0.0	%
Nelipak Holding Company(6)(12)	First lien senior secured revolving loan	S +	5.50%	03/2031	369	356	355	0.0	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)	First lien senior secured EUR term loan	E +	5.50%	03/2031	€6,159	6,575	6,771	0.6	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(2)(6)(19)	First lien senior secured EUR delayed draw term loan	E +	5.50%	03/2027	€—	(18)	(20)	0.0	%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(2)(6)	First lien senior secured EUR revolving loan	E +	5.50%	03/2031	€—	(7)	(7)	0.0	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(20)	First lien senior secured loan	S +	5.25%	01/2028	23,726	23,518	23,726	2.1	%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(2)(6)(20)	First lien senior secured revolving loan	S +	5.25%	01/2028	—	(15)	—	0.0	%
Rhea Parent, Inc.(13)	First lien senior secured loan	S +	5.50%	02/2029	756	746	756	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
						35,285	35,710	3.1	%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(12)	First lien senior secured loan	S +	5.25%	10/2030	2,986	2,945	2,971	0.3	%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(12)	First lien senior secured loan	S +	5.50%	03/2025	992	992	992	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(14)	First lien senior secured loan	S +	6.25%	12/2029	4,090	4,017	4,070	0.4	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(13)	First lien senior secured revolving loan	S +	6.25%	12/2029	70	60	67	—	%
Maple Acquisition, LLC (dba Medicus)(13)	First lien senior secured loan	S +	5.25%	05/2031	5,701	5,660	5,673	0.5	%
Maple Acquisition, LLC (dba Medicus)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	05/2026	—	(4)	(3)	0.0	%
Maple Acquisition, LLC (dba Medicus)(2)(6)	First lien senior secured revolving loan	S +	5.25%	05/2030	—	(6)	(4)	0.0	%
National Dentex Labs LLC (fka Barracuda Dental LLC)(13)	First lien senior secured loan	S +	8.00% (3.00% PIK)	04/2026	20,036	19,963	16,730	1.4	%
National Dentex Labs LLC (fka Barracuda Dental LLC)(6)(13)	First lien senior secured delayed draw term loan	S +	8.00% (3.00% PIK)	04/2026	429	405	266	0.0	%
National Dentex Labs LLC (fka Barracuda Dental LLC)(6)(13)	First lien senior secured revolving loan	S +	7.00%	04/2026	1,382	1,373	1,099	0.1	%
Natural Partners, LLC(13)(20)	First lien senior secured loan	S +	4.50%	11/2027	908	897	904	0.1	%
Natural Partners, LLC(2)(6)(20)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(1)	—	0.0	%
OB Hospitalist Group, Inc.(12)	First lien senior secured loan	S +	5.25%	09/2027	20,935	20,664	20,831	1.8	%
OB Hospitalist Group, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.50%	09/2027	—	(29)	(15)	0.0	%
Ex Vivo Parent Inc. (dba OB Hospitalist)(12)	First lien senior secured loan	S +	9.75% PIK	09/2028	14,893	14,741	14,818	1.3	%
Pacific BidCo Inc.(14)(20)	First lien senior secured loan	S +	6.00% (2.05% PIK)	08/2029	1,779	1,746	1,765	0.2	%
Pacific BidCo Inc.(14)(20)	First lien senior secured delayed draw term loan	S +	6.00%	08/2029	191	187	189	0.0	%
PetVet Care Centers, LLC(12)	First lien senior secured loan	S +	6.00%	11/2030	15,168	15,030	14,864	1.3	%
PetVet Care Centers, LLC(2)(6)(19)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(9)	(20)	—	%
PetVet Care Centers, LLC(2)(6)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(19)	(42)	—	%
Phantom Purchaser, Inc.(13)	First lien senior secured loan	S +	5.00%	09/2031	1,773	1,756	1,755	0.2	%
Phantom Purchaser, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.00%	09/2031	—	(2)	(2)	0.0	%
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured loan	S +	5.75%	05/2029	667	657	659	0.1	%
Plasma Buyer LLC (dba PathGroup)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	6.25%	09/2025	15	15	15	0.0	%
Plasma Buyer LLC (dba PathGroup)(6)(13)	First lien senior secured revolving loan	S +	5.75%	05/2028	42	41	41	0.0	%
Premier Imaging, LLC (dba LucidHealth)(13)	First lien senior secured loan	S +	8.00%	01/2025	7,518	7,506	6,766	0.6	%
Premise Health Holding Corp.(14)	First lien senior secured loan	S +	5.50%	03/2031	8,047	7,934	7,987	0.7	%
Premise Health Holding Corp.(2)(6)	First lien senior secured revolving loan	S +	5.50%	02/2030	—	(13)	(7)	0.0	%
Quva Pharma, Inc.(13)	First lien senior secured loan	S +	5.50%	04/2028	15,394	15,117	15,355	1.3
Quva Pharma, Inc.(6)(13)	First lien senior secured revolving loan	S +	5.50%	04/2026	615	604	612	0.1	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Tivity Health, Inc.(12)	First lien senior secured loan	S +	5.00%	06/2029	495	495	495	0.0	%
Unified Women's Healthcare, LP(12)	First lien senior secured loan	S +	5.47%	06/2029	10,829	10,756	10,829	0.9	%
Unified Women's Healthcare, LP(6)(12)(19)	First lien senior secured delayed draw term loan	S +	5.25%	03/2026	1,594	1,572	1,594	0.1	%
Unified Women's Healthcare, LP(6)	First lien senior secured revolving loan	S +	5.25%	06/2029	0	—	—	—	%
Vermont Aus Pty Ltd(16)(20)	First lien senior secured AUD term loan	BBSY +	5.75%	03/2028	A$1,415	959	978	0.1	%
XRL 1 LLC (dba XOMA)(24)	First lien senior secured loan		9.88%	12/2038	1,846	1,814	1,819	0.2	%
XRL 1 LLC (dba XOMA)(2)(6)(19)(24)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(2)	(2)	—	%
						137,821	134,049	11.6	%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)	First lien senior secured loan	S +	5.75%	08/2028	658	651	650	0.1	%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)(19)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	51	48	50	—	%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)	First lien senior secured revolving loan	S +	5.75%	08/2026	28	27	27	—	%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(12)	First lien senior secured loan	S +	5.00%	08/2031	8,927	8,876	8,876	0.8	%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	08/2026	—	—	—	—	%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(2)(6)	First lien senior secured revolving loan	S +	5.00%	08/2031	—	(4)	(4)	—	%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)	First lien senior secured loan	S +	6.00%	10/2028	900	889	885	0.1	%
GI Ranger Intermediate, LLC (dba Rectangle Health)(2)(6)	First lien senior secured revolving loan	S +	6.00%	10/2027	—	(1)	(1)	—	%
Indikami Bidco, LLC (dba IntegriChain)(12)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	2,730	2,674	2,689	0.2	%
Indikami Bidco, LLC (dba IntegriChain)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(3)	—	—	%
Indikami Bidco, LLC (dba IntegriChain)(6)(12)	First lien senior secured revolving loan	S +	6.00%	06/2030	97	92	93	—	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(20)	First lien senior secured loan	S +	6.50%	08/2026	38,570	38,387	37,606	3.3	%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(20)	First lien senior secured revolving loan	S +	6.50%	08/2026	2,712	2,696	2,644	0.2	%
Interoperability Bidco, Inc. (dba Lyniate)(12)	First lien senior secured loan	S +	6.25%	03/2028	14,541	14,494	14,323	1.2	%
Interoperability Bidco, Inc. (dba Lyniate)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	6.25%	06/2026	—	—	(14)	0.0	%
Interoperability Bidco, Inc. (dba Lyniate)(6)(13)	First lien senior secured revolving loan	S +	6.25%	03/2028	352	351	335	0.0	%
Inovalon Holdings, Inc.(13)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	38,272	37,687	37,794	3.3	%
Inovalon Holdings, Inc.(13)	Second lien senior secured loan	S +	10.50% PIK	11/2033	29,379	29,024	29,085	2.5	%
RL Datix Holdings (USA), Inc.(13)	First lien senior secured loan	S +	5.50%	04/2031	7,206	7,137	7,134	0.6	%
RL Datix Holdings (USA), Inc.(6)(19)	First lien senior secured delayed draw term loan	S +	5.50%	04/2027	—	—	—	0.0	%
RL Datix Holdings (USA), Inc.(2)(6)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(13)	(14)	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
RL Datix Holdings (USA), Inc.(8)	First lien senior secured GBP term loan	SA +	5.50%	04/2031	£3,337	4,128	4,431	0.4	%
Salinger Bidco Inc. (dba Surgical Information Systems)(13)	First lien senior secured loan	S +	5.75%	08/2031	4,266	4,203	4,202	0.4	%
Salinger Bidco Inc. (dba Surgical Information Systems)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.75%	08/2026	—	(3)	(3)	0.0	%
Salinger Bidco Inc. (dba Surgical Information Systems)(2)(6)	First lien senior secured revolving loan	S +	5.75%	05/2031	—	(7)	(7)	0.0	%
						151,333	150,781	13.1	%
Household products
Aptive Environmental, LLC(24)	First lien senior secured loan		12.00% (6.00% PIK)	01/2026	3,398	3,163	3,500	0.3	%
HGH Purchaser, Inc. (dba Horizon Services)(13)	First lien senior secured loan	S +	7.00% (2.50% PIK)	11/2026	34,516	34,396	33,912	2.9	%
HGH Purchaser, Inc. (dba Horizon Services)(2)(6)	First lien senior secured revolving loan	S +	4.50%	11/2026	—	(10)	(65)	0.0	%
Mario Purchaser, LLC (dba Len the Plumber)(12)	First lien senior secured loan	S +	5.75%	04/2029	786	774	786	0.1	%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)(19)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	18	16	18	0.0	%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)	First lien senior secured revolving loan	S +	5.75%	04/2028	6	5	6	0.0	%
Mario Midco Holdings, Inc. (dba Len the Plumber)(12)	Unsecured facility	S +	10.75% PIK	04/2032	217	213	217	0.0	%
SimpliSafe Holding Corporation(12)	First lien senior secured loan	S +	6.25%	05/2028	907	896	907	0.1	%
						39,453	39,281	3.4	%
Human resource support services
Cornerstone OnDemand, Inc.(12)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,488	15,125	1.3	%
IG Investments Holdings, LLC (dba Insight Global)(13)	First lien senior secured loan	S +	6.00%	09/2028	9,102	8,985	9,079	0.8	%
IG Investments Holdings, LLC (dba Insight Global)(2)(6)	First lien senior secured revolving loan	S +	6.00%	09/2027	—	(11)	(2)	0.0	%
						25,462	24,202	2.1	%
Infrastructure and environmental services
FR Vision Holdings, Inc. (dba CHA Consulting)(13)	First lien senior secured loan	S +	5.50%	01/2031	5,349	5,299	5,349	0.5	%
FR Vision Holdings, Inc. (dba CHA Consulting)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.50%	01/2026	450	438	450	0.0	%
FR Vision Holdings, Inc. (dba CHA Consulting)(2)(6)	First lien senior secured revolving loan	S +	5.50%	01/2030	—	(4)	—	0.0	%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(12)	First lien senior secured loan	S +	5.25%	02/2031	2,216	2,175	2,189	0.2	%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(9)	(2)	0.0	%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(2)(6)	First lien senior secured revolving loan	S +	5.25%	02/2031	—	(5)	(4)	0.0	%
LineStar Integrity Services LLC(13)	First lien senior secured loan	S +	7.25%	02/2026	8,851	8,743	8,321	0.7	%
LineStar Integrity Services LLC(6)(13)(19)	First lien senior secured delayed draw term loan	S +	7.25%	03/2025	208	147	196	0.0	%
LineStar Integrity Services LLC(13)	First lien senior secured revolving loan	S +	7.25%	02/2026	1,597	1,580	1,501	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(13)	First lien senior secured loan	S +	5.75%	03/2028	810	799	804	0.1	%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(2)(6)	First lien senior secured revolving loan	S +	5.75%	03/2028	—	(1)	(1)	0.0	%
Vessco Midco Holdings, LLC(14)	First lien senior secured loan	S +	5.25%	07/2031	3,115	3,085	3,084	0.3	%
Vessco Midco Holdings, LLC(6)(14)(19)	First lien senior secured delayed draw term loan	S +	5.25%	07/2026	152	147	146	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Vessco Midco Holdings, LLC(2)(6)	First lien senior secured revolving loan	S +	5.25%	07/2031	—	(3)	(3)	0.0	%
						22,391	22,030	1.9	%
Insurance
Alera Group, Inc.(12)	First lien senior secured loan	S +	5.25%	10/2028	7,240	7,240	7,240	0.6	%
Alera Group, Inc.(6)(12)(19)	First lien senior secured delayed draw term loan	S +	5.75%	11/2025	2,167	2,128	2,167	0.2	%
Brightway Holdings, LLC(12)	First lien senior secured loan	S +	6.50%	12/2027	4,884	4,847	4,823	0.4	%
Brightway Holdings, LLC(2)(6)	First lien senior secured revolving loan	S +	6.50%	12/2027	—	(4)	(7)	0.0	%
Evolution BuyerCo, Inc. (dba SIAA)(13)	First lien senior secured loan	S +	6.25%	04/2028	28,982	28,741	28,982	2.5	%
Evolution BuyerCo, Inc. (dba SIAA)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	823	794	821	0.1	%
Evolution BuyerCo, Inc. (dba SIAA)(2)(6)	First lien senior secured revolving loan	S +	6.25%	04/2027	—	(14)	—	0.0	%
Galway Borrower LLC(6)(19)	First lien senior secured delayed draw term loan	S +	4.50%	07/2026	—	—	—	0.0	%
Galway Borrower LLC(6)(13)	First lien senior secured revolving loan	S +	4.50%	09/2028	51	50	51	0.0	%
Hyperion Refinance S.à r.l (dba Howden Group)(12)(18)(20)	First lien senior secured loan	S +	3.50%	02/2031	9,950	9,904	9,951	0.9	%
Integrity Marketing Acquisition, LLC(13)	First lien senior secured loan	S +	5.00%	08/2028	4,105	4,084	4,083	0.4	%
Integrity Marketing Acquisition, LLC(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	08/2026	—	(2)	(2)	0.0	%
Integrity Marketing Acquisition, LLC(2)(6)	First lien senior secured revolving loan	S +	5.00%	08/2028	—	(1)	(1)	0.0	%
Norvax, LLC (dba GoHealth)(12)	First lien senior secured loan	S +	8.00%	09/2025	14,873	14,747	14,576	1.3	%
Norvax, LLC (dba GoHealth)(6)(12)	First lien senior secured revolving loan	S +	6.50%	06/2025	616	616	589	0.1	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(14)	First lien senior secured loan	S +	5.50%	11/2028	18,286	18,286	18,286	1.6	%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(2)(6)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(5)	—	0.0	%
PCF Midco II, LLC (dba PCF Insurance Services)(24)	First lien senior secured loan		9.00% PIK	10/2031	27,868	26,230	26,545	2.3	%
Tempo Buyer Corp. (dba Global Claims Services)(13)	First lien senior secured loan	S +	4.75%	08/2028	683	674	683	0.1	%
Tempo Buyer Corp. (dba Global Claims Services)(6)(15)	First lien senior secured revolving loan	P +	3.75%	08/2027	10	9	10	0.0	%
THG Acquisition, LLC (dba Hilb)(12)	First lien senior secured loan	S +	5.75%	12/2026	24,466	24,243	24,466	2.1	%
THG Acquisition, LLC (dba Hilb)(6)(12)	First lien senior secured revolving loan	S +	5.75%	12/2025	665	656	665	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S +	5.00%	12/2029	1,638	1,630	1,634	0.1	%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(2)(6)	First lien senior secured revolving loan	S +	5.00%	12/2029	—	(1)	—	0.0	%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S +	10.50% PIK	07/2030	1,748	1,734	1,748	0.2	%
						146,586	147,310	12.7	%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(12)(20)	First lien senior secured loan	S +	6.50%	05/2025	10,507	10,488	10,507	0.9	%
3ES Innovation Inc. (dba Aucerna)(2)(6)(20)	First lien senior secured revolving loan	S +	6.50%	05/2025	—	(1)	—	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Anaplan, Inc.(13)	First lien senior secured loan	S +	5.25%	06/2029	8,782	8,780	8,782	0.8	%
Anaplan, Inc.(6)	First lien senior secured revolving loan	S +	5.25%	06/2028	—	—	—	0.0	%
Aptean Acquiror, Inc. (dba Aptean)(12)	First lien senior secured loan	S +	5.25%	01/2031	4,120	4,082	4,099	0.4	%
Aptean Acquiror, Inc. (dba Aptean)(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.25%	01/2026	10	7	10	0.0	%
Aptean Acquiror, Inc. (dba Aptean)(2)(6)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(3)	(2)	0.0	%
Artifact Bidco, Inc. (dba Avetta)(13)	First lien senior secured loan	S +	4.50%	07/2031	1,550	1,542	1,542	0.1	%
Artifact Bidco, Inc. (dba Avetta)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	4.50%	07/2027	—	(1)	(1)	0.0	%
Artifact Bidco, Inc. (dba Avetta)(2)(6)	First lien senior secured revolving loan	S +	4.50%	07/2030	—	(1)	(1)	0.0	%
Artifact Bidco, Inc. (dba Avetta)(6)	First lien senior secured revolving loan	S +	4.50%	07/2030	—	—	—	0.0	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(12)	First lien senior secured loan	S +	6.50%	03/2031	653	644	645	0.1	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(6)(12)(19)	First lien senior secured delayed draw term loan	S +	6.50%	03/2026	950	933	935	0.1	%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(2)(6)	First lien senior secured revolving loan	S +	6.50%	03/2031	—	(3)	(3)	0.0	%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)	First lien senior secured loan	S +	7.75% PIK	10/2028	20,487	20,266	20,487	1.8	%
Bayshore Intermediate #2, L.P. (dba Boomi)(2)(6)	First lien senior secured revolving loan	S +	6.75%	10/2027	—	(14)	—	0.0	%
BCTO BSI Buyer, Inc. (dba Buildertrend)(13)	First lien senior secured loan	S +	7.50% PIK	12/2026	11,233	11,184	11,233	1.0	%
BCTO BSI Buyer, Inc. (dba Buildertrend)(2)(6)	First lien senior secured revolving loan	S +	7.50%	12/2026	—	(9)	—	0.0	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(13)	First lien senior secured loan	S +	5.50%	08/2027	2,960	2,920	2,878	0.2	%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(13)	First lien senior secured revolving loan	S +	5.50%	08/2027	64	61	59	0.0	%
Crewline Buyer, Inc. (dba New Relic)(13)	First lien senior secured loan	S +	6.75%	11/2030	4,528	4,466	4,517	0.4	%
Crewline Buyer, Inc. (dba New Relic)(2)(6)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(6)	(1)	—	%
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S +	5.75%	03/2028	12,839	12,656	12,839	1.1	%
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S +	6.00%	03/2028	4,497	4,416	4,497	0.4	%
Delinea Buyer, Inc. (f/k/a Centrify)(2)(6)	First lien senior secured revolving loan	S +	5.75%	03/2027	—	(16)	—	0.0	%
CivicPlus, LLC(13)	First lien senior secured loan	S +	5.75% (2.50% PIK)	08/2027	2,571	2,556	2,571	0.2	%
CivicPlus, LLC(2)(6)	First lien senior secured revolving loan	S +	5.75%	08/2027	—	(1)	—	0.0	%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(13)	Unsecured notes	S +	11.75% PIK	06/2034	588	578	588	0.1	%
Delta TopCo, Inc. (dba Infoblox, Inc.)(14)(18)	Second lien senior secured loan	S +	5.25%	11/2030	27,000	26,865	27,113	2.3	%
EET Buyer, Inc. (dba e-Emphasys)(13)	First lien senior secured loan	S +	5.00%	11/2027	886	881	886	0.1	%
EET Buyer, Inc. (dba e-Emphasys)(6)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	—	—	0.0	%
Forescout Technologies, Inc.(13)	First lien senior secured loan	S +	5.00%	05/2031	7,861	7,823	7,822	0.7	%
Forescout Technologies, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.00%	05/2030	—	(3)	(3)	0.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Granicus, Inc.(13)	First lien senior secured loan	S +	5.75% (2.25% PIK)	01/2031	3,908	3,872	3,908	0.3	%
Granicus, Inc.(12)	First lien senior secured delayed draw term loan	S +	5.25% (2.25% PIK)	01/2031	580	574	574	0.0	%
Granicus, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.25%	01/2031	—	(5)	—	0.0	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(12)(20)	First lien senior secured loan	S +	7.50%	04/2026	14,544	14,408	14,508	1.3	%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(2)(6)(20)	First lien senior secured revolving loan	S +	7.50%	04/2026	—	(35)	(11)	0.0	%
Hyland Software, Inc.(12)	First lien senior secured loan	S +	6.00%	09/2030	1,786	1,762	1,777	0.2	%
Hyland Software, Inc.(2)(6)	First lien senior secured revolving loan	S +	6.00%	09/2029	—	(1)	—	0.0	%
Icefall Parent, Inc. (dba EngageSmart)(12)	First lien senior secured loan	S +	6.50%	01/2030	4,049	3,975	4,029	0.3	%
Icefall Parent, Inc. (dba EngageSmart)(2)(6)	First lien senior secured revolving loan	S +	6.50%	01/2030	—	(7)	(2)	0.0	%
Litera Bidco LLC(12)	First lien senior secured loan	S +	5.00%	05/2028	21,405	21,307	21,298	1.8	%
Litera Bidco LLC(6)(12)(19)	First lien senior secured delayed draw term loan	S +	5.00%	11/2026	2,810	2,789	2,788	0.2	%
Litera Bidco LLC(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	05/2027	—	—	—	0.0	%
Litera Bidco LLC(2)(6)	First lien senior secured revolving loan	S +	5.00%	05/2028	—	(6)	(7)	0.0	%
MessageBird BidCo B.V.(12)(20)	First lien senior secured loan	S +	6.75%	05/2027	4,000	3,956	4,000	0.3	%
MINDBODY, Inc.(13)	First lien senior secured loan	S +	7.00%	09/2025	10,945	10,934	10,945	0.9	%
MINDBODY, Inc.(2)(6)	First lien senior secured revolving loan	S +	7.00%	09/2025	—	(1)	—	0.0	%
Ministry Brands Holdings, LLC(12)	First lien senior secured loan	S +	5.50%	12/2028	759	748	751	0.1	%
Ministry Brands Holdings, LLC(2)(6)	First lien senior secured revolving loan	S +	5.50%	12/2027	—	(1)	(1)	0.0	%
PDI TA Holdings, Inc.(13)	First lien senior secured loan	S +	5.25%	02/2031	4,023	3,969	3,983	0.3	%
PDI TA Holdings, Inc.(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	02/2026	—	(10)	(5)	0.0	%
PDI TA Holdings, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.25%	02/2031	—	(6)	(4)	0.0	%
QAD, Inc.(12)	First lien senior secured loan	S +	4.75%	11/2027	4,420	4,420	4,420	0.4	%
QAD, Inc.(6)	First lien senior secured revolving loan	S +	4.75%	11/2027	—	—	—	0.0	%
Securonix, Inc.(13)	First lien senior secured loan	S +	7.00%	04/2028	847	842	746	0.1	%
Securonix, Inc.(2)(6)(13)	First lien senior secured revolving loan	S +	7.00%	04/2028	3	3	(15)	0.0	%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)	First lien senior secured loan	S +	5.50%	06/2028	14,582	14,498	14,582	1.3	%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(13)	First lien senior secured revolving loan	S +	5.50%	06/2027	951	944	951	0.1	%
When I Work, Inc.(13)	First lien senior secured loan	S +	7.00% PIK	11/2027	909	905	882	0.1	%
When I Work, Inc.(2)(6)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(1)	(4)	0.0	%
						210,923	212,092	18.4	%
Leisure and entertainment
Aerosmith Bidco Limited (dba Audiotonix)(14)(20)	First lien senior secured loan	S +	5.25%	07/2031	34,178	33,747	33,739	2.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Aerosmith Bidco Limited (dba Audiotonix)(2)(6)(19)(20)	First lien senior secured multi-draw term loan	S +	5.25%	07/2027	—	(20)	(21)	0.0	%
Aerosmith Bidco Limited (dba Audiotonix)(6)(19)(20)	First lien senior secured multi-draw term loan	S +	5.25%	07/2027	—	—	—	0.0	%
Aerosmith Bidco Limited (dba Audiotonix)(2)(6)(20)	First lien senior secured multi-currency revolving loan	S +	5.25%	07/2030	—	(54)	(56)	0.0	%
Troon Golf, L.L.C.(13)	First lien senior secured loan	S +	4.50%	08/2028	8,105	8,105	8,105	0.7	%
Troon Golf, L.L.C.(2)(6)(19)	First lien senior secured delayed draw term loan	S +	4.50%	09/2026	—	(3)	(3)	0.0	%
Troon Golf, L.L.C.(6)	First lien senior secured revolving loan	S +	4.50%	08/2028	—	—	—	0.0	%
						41,775	41,764	3.6	%
Manufacturing
FARADAY BUYER, LLC (dba MacLean Power Systems)(13)	First lien senior secured loan	S +	6.00%	10/2028	17,791	17,487	17,658	1.5	%
FARADAY BUYER, LLC (dba MacLean Power Systems)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(15)	—	—	%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(13)	First lien senior secured loan	S +	6.00%	07/2027	9,103	9,054	9,103	0.8	%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(2)(6)	First lien senior secured revolving loan	S +	6.00%	07/2027	—	(8)	—	0.0	%
Loparex Midco BV(12)	First lien senior secured loan	S +	6.00%	02/2027	199	199	199	0.0	%
PHM Netherlands Midco B.V. (dba Loparex)(13)	Second lien senior secured loan	S +	8.75%	07/2027	28,000	27,096	23,660	2.0	%
JSG II, Inc.(12)	First lien senior secured loan	S +	4.50%	06/2026	3,382	3,373	3,382	0.3	%
Sonny's Enterprises, LLC(13)	First lien senior secured loan	S +	5.25%	08/2028	46,596	46,080	46,479	4.0	%
Sonny's Enterprises, LLC(6)(13)(19)	First lien senior secured delayed draw term loan	S +	5.25%	06/2026	357	339	356	0.0	%
Sonny's Enterprises, LLC(2)(6)	First lien senior secured revolving loan	S +	5.25%	08/2027	—	(35)	(7)	0.0	%
						103,570	100,830	8.7	%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(13)	First lien senior secured loan	S +	6.75%	05/2026	7,736	7,705	7,736	0.7	%
Project Power Buyer, LLC (dba PEC-Veriforce)(2)(6)	First lien senior secured revolving loan	S +	6.75%	05/2025	—	(1)	—	0.0	%
						7,704	7,736	0.7	%
Pharmaceuticals
BridgeBio Pharma, Inc.(13)(20)	First lien senior secured loan	S +	6.50%	01/2029	4,500	4,494	4,489	0.4	%
TG THERAPEUTICS, INC.(13)(20)	First lien senior secured loan	S +	5.50%	08/2029	1,875	1,861	1,861	0.2	%
						6,355	6,350	0.5	%
Professional services
Apex Service Partners, LLC(12)	First lien senior secured loan	S +	6.50%	10/2030	1,014	992	1,024	0.1	%
Apex Service Partners, LLC(6)(12)	First lien senior secured revolving loan	S +	6.50%	10/2029	31	30	31	—	%
Essential Services Holding Corporation (dba Turnpoint)(13)	First lien senior secured loan	S +	5.00%	06/2031	3,128	3,098	3,097	0.3	%
Essential Services Holding Corporation (dba Turnpoint)(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	06/2026	—	(3)	(3)	0.0	%
Essential Services Holding Corporation (dba Turnpoint)(2)(6)	First lien senior secured revolving loan	S +	5.00%	06/2030	—	(4)	(4)	0.0	%
Gerson Lehrman Group, Inc.(13)	First lien senior secured loan	S +	5.25%	12/2027	10,392	10,314	10,366	0.9	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Gerson Lehrman Group, Inc.(2)(6)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(4)	(1)	0.0	%
Guidehouse Inc.(12)	First lien senior secured loan	S +	5.75% (2.00% PIK)	12/2030	924	924	922	0.1	%
Relativity ODA LLC(12)	First lien senior secured loan	S +	4.50%	05/2029	19,162	19,086	19,084	1.7	%
Relativity ODA LLC(2)(6)	First lien senior secured revolving loan	S +	4.50%	05/2029	—	(6)	(7)	0.0	%
Sensor Technology Topco, Inc. (dba Humanetics)(13)	First lien senior secured loan	S +	7.00% (2.00% PIK)	05/2028	11,176	11,129	11,232	1.0	%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	05/2028	€2,019	2,184	2,264	0.2	%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(19)	First lien senior secured delayed draw term loan	S +	6.50%	09/2025	—	—	—	—	%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(19)	First lien senior secured EUR delayed draw term loan	S +	6.75%	09/2025	—	—	—	—	%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(12)	First lien senior secured revolving loan	S +	6.50%	05/2028	563	559	565	—	%
Vensure Employer Services, Inc.(13)	First lien senior secured loan	S +	5.00%	09/2031	779	771	771	0.1	%
Vensure Employer Services, Inc.(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.00%	09/2026	—	(1)	(1)	—	%
						49,069	49,340	4.3	%
Specialty retail
Galls, LLC(13)	First lien senior secured loan	S +	6.50% (1.50% PIK)	03/2030	16,047	15,824	15,966	1.4	%
Galls, LLC(6)(13)(19)	First lien senior secured delayed draw term loan	S +	6.50% (1.50% PIK)	03/2026	587	549	584	0.1	%
Galls, LLC(6)(13)	First lien senior secured revolving loan	S +	6.00%	03/2030	588	559	578	0.1	%
Milan Laser Holdings LLC(13)	First lien senior secured loan	S +	5.00%	04/2027	22,290	22,182	22,290	1.9	%
Milan Laser Holdings LLC(6)(12)	First lien senior secured revolving loan	S +	5.00%	04/2026	946	934	946	0.1	%
Notorious Topco, LLC (dba Beauty Industry Group)(13)	First lien senior secured loan	S +	7.25% (2.50% PIK)	11/2027	26,089	25,865	24,133	2.1	%
Notorious Topco, LLC (dba Beauty Industry Group)(2)(6)	First lien senior secured revolving loan	S +	6.75%	05/2027	—	(15)	(158)	—	%
The Shade Store, LLC(12)	First lien senior secured loan	S +	6.00%	10/2029	6,696	6,479	6,562	0.6	%
The Shade Store, LLC(6)(13)	First lien senior secured revolving loan	S +	6.00%	10/2028	468	448	454	—	%
						72,825	71,355	6.2	%
Telecommunications
EOS Finco S.A.R.L(14)(18)(20)	First lien senior secured loan	S +	6.00%	10/2029	8,430	8,068	6,797	0.6	%
EOS U.S. Finco LLC(2)(6)(13)(18)(19)(20)	First lien senior secured delayed draw term loan	S +	6.00%	05/2026	35	9	(182)	—	%
Park Place Technologies, LLC(13)	First lien senior secured loan	S +	5.25%	03/2031	2,350	2,328	2,339	0.2	%
Park Place Technologies, LLC(2)(6)(19)	First lien senior secured delayed draw term loan	S +	5.25%	09/2025	—	(2)	—	—	%
Park Place Technologies, LLC(6)(12)	First lien senior secured revolving loan	S +	5.25%	03/2030	44	42	43	—	%
PPT Holdings III, LLC (dba Park Place Technologies)(24)	First lien senior secured loan		12.75% PIK	03/2034	801	783	793	0.1	%
						11,228	9,790	0.8	%
Transportation
Lytx, Inc.(12)	First lien senior secured loan	S +	5.00%	02/2028	23,668	23,668	23,668	2.0	%
						23,668	23,668	2.0	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Total non-controlled/non-affiliated portfolio company debt investments						1,899,904	1,870,368	161.9	%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(6)(11)(20)(25)	LLC Interest		N/A	N/A	1,487	1,487	1,731	0.1	%
AAM Series 2.1 Aviation Feeder, LLC(6)(11)(20)(25)	LLC interest		N/A	N/A	962	965	989	0.1	%
Amergin Asset Management, LLC(11)(25)	Class A Units		N/A	N/A	50,000,000	—	1,608	0.1	%
						2,452	4,328	0.4	%
Automotive Services
CD&R Value Building Partners I, L.P. (dba Belron)(7)(11)(20)(25)	LP Interest		N/A	N/A	1,000	996	1,214	0.1	%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(24)(25)	Series A Convertible Preferred Stock		7.00% PIK	N/A	40,939	40,235	40,939	3.5	%
						41,231	42,153	3.6	%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(11)(25)	Class A-2 Common Units		N/A	N/A	432,000	368	181	0.0	%
Dodge Construction Network Holdings, L.P.(13)(25)	Series A Preferred Units	S +	8.25%	N/A	0	9	6	0.0	%
						377	187	0.0	%
Business Services
Denali Holding, LP (dba Summit Companies)(11)(25)	Class A Units		N/A	N/A	42,000	425	700	0.1	%
Hercules Buyer, LLC (dba The Vincit Group)(11)(23)(25)	Common Units		N/A	N/A	352,000	352	427	0.0	%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(25)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	514	506	514	0.0	%
						1,283	1,641	0.1	%
Consumer Products
ASP Conair Holdings LP(11)(25)	Class A Units		N/A	N/A	13,000	1,286	1,290	0.1	%
						1,286	1,290	0.1	%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(11)(25)	Common stock		N/A	N/A	1,310,000	3,475	3,475	0.3	%
						3,475	3,475	0.3
Food and beverage
HFS Matterhorn Topco, Inc.(11)(25)	LLC interest		N/A	N/A	2,000	1,625	—	0.0	%
Hissho Sushi Holdings, LLC(11)(25)	Class A Units		N/A	N/A	8,000	60	92	0.0	%
						1,685	92	0.0	%
Healthcare equipment and services
KPCI Holdings, L.P.(11)(25)	Class A Units		N/A	N/A	6,000	6,014	12,956	1.1	%
Maia Aggregator, LP(11)(25)	Class A-2 Units		N/A	N/A	112,000	112	108	0.0	%
Patriot Holdings SCSp (dba Corza Health, Inc.)(20)(24)(25)	Class A Units		8.00% PIK	N/A	1,993	1,993	1,993	0.2	%
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)(20)(25)	Class B Units		N/A	N/A	21,000	28	134	0.0	%
Rhea Acquisition Holdings, LP(11)(25)	Series A-2 Units		N/A	N/A	119,000	119	183	0.0	%
						8,266	15,374	1.3	%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(11)(25)	Class A Interests		N/A	N/A	1,000	1,291	1,181	0.1	%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(11)(25)	Class A Interest		N/A	N/A	—	301	301	—	%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value	Percentage of Net Assets(31)
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(24)(25)	Series A Preferred Stock	15.00% PIK	N/A	1,922,000	1,891	1,869	0.2	%
XOMA Corporation(11)(25)	Warrants	N/A	N/A	1,800	12	22	—	%
					3,495	3,373	0.3	%
Healthcare technology
Minerva Holdco, Inc.(24)(25)	Senior A Preferred Stock	10.75% PIK	N/A	1,327	1,311	1,280	0.1	%
					1,311	1,280	0.1	%
Household products
Evology, LLC(11)(25)	Class B Units	N/A	N/A	—	540	355	0.0	%
					540	355	0.0	%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(24)(25)	Series A Preferred Stock	10.50% PIK	N/A	7,262	7,162	6,263	0.5	%
					7,162	6,263	0.5	%
Insurance
Evolution Parent, LP (dba SIAA)(11)(25)	LP Interest	N/A	N/A	9,000	892	1,015	0.1	%
Fifth Season Investments LLC(25)	Class A Units	N/A	N/A	0	3,539	3,772	0.3	%
GoHealth, Inc.(11)(17)	Common stock	N/A	N/A	15,000	1,163	142	0.0	%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(11)(25)	LP Interest	N/A	N/A	105	106	105	0.0	%
PCF Holdco, LLC (dba PCF Insurance Services)(11)(25)	Class A Units	N/A	N/A	2,514,000	6,375	11,081	1.0	%
					12,075	16,115	1.4	%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(11)(25)	Class A Common Stock	N/A	N/A	3,000	300	177	0.0	%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(11)(25)	Common Units	N/A	N/A	1,345,000	1,345	1,736	0.2	%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(11)(20)(25)	LP Interest	N/A	N/A	31,000	31	37	0.0	%
MessageBird Holding B.V.(11)(20)(25)	Extended Series C Warrants	N/A	N/A	26,000	157	28	0.0	%
Project Alpine Co-Invest Fund, LP(11)(20)(25)	LP Interest	N/A	N/A	1,000	1,001	1,182	0.1	%
Thunder Topco L.P. (dba Vector Solutions)(11)(25)	Common Units	N/A	N/A	820,000	820	920	0.1	%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(24)(25)	Series A Preferred Stock	9.00% PIK	N/A	4,000	4,417	4,513	0.4	%
WMC Bidco, Inc. (dba West Monroe)(24)(25)	Senior Preferred Stock	11.25% PIK	N/A	3,302	3,259	3,145	0.3	%
					11,330	11,738	1.0	%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(11)(25)	LP Interest	N/A	N/A	7,000	700	829	0.1	%
Windows Entities(25)(26)	LLC Units	N/A	N/A	10,000	20,107	46,210	4.0	%
					20,807	47,039	4.1	%
Pharmaceuticals
LSI Financing 1 DAC(6)(20)(25)	Preferred Equity	N/A	N/A	1,501,000	1,503	1,590	0.1	%
					1,503	1,590	0.1	%
Total non-controlled/non-affiliated portfolio company equity investments					$118,278	$156,293	13.5	%
Total non-controlled/non-affiliated portfolio company investments					$2,018,182	$2,026,661	175.4	%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(3)(5)(21)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(27)	Fair Value		Percentage of Net Assets(31)
Swipe Acquisition Corporation (dba PLI)(13)(28)	First lien senior secured loan	S +	8.00%	06/2026	8,341	8,341	8,341		0.7	%
Swipe Acquisition Corporation (dba PLI)(12)(28)	First lien senior secured loan	S +	8.00%	06/2026	631	627	631		0.1	%
Swipe Acquisition Corporation (dba PLI)(6)(28)	Letter of Credit	S +	8.00%	06/2026	—	—	—		—	%
						8,968	8,972		0.8	%
Household products
Walker Edison Furniture Company LLC(9)(13)(28)	First lien senior secured loan	S +	6.75% PIK	03/2027	5,998	4,697	2,309		0.2	%
Walker Edison Furniture Company LLC(6)(9)(13)(28)	First lien senior secured delayed draw term loan	S +	6.75% PIK	03/2027	1,339	1,292	446		—	%
Walker Edison Furniture Company LLC(9)(13)(28)	First lien senior secured revolving loan	S +	6.75% PIK	03/2027	2,247	2,247	1,545		0.1	%
						8,236	4,300		0.4	%
Total non-controlled/affiliated portfolio company debt investments						$17,204	$13,272		1.1	%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(11)(25)(28)	Class A Common Units		N/A	N/A	5,952	5,952	11,494		1.0	%
						5,952	11,494	0	1.0	%
Household Products
Walker Edison Holdco LLC(11)(25)(28)	Common Units		N/A	N/A	49,000	4,750	0		0.0	%
						4,750	—		0.0	%
Total non-controlled/affiliated portfolio company equity investments						$10,702	$11,494		1.0	%
Total non-controlled/affiliated portfolio company investments						$27,906	$24,766		2.1	%

Controlled/affiliated portfolio company investments
Equity Investments
Joint Venture
Blue Owl Credit SLF LLC(7)(11)(20)(25)(29)(30)	LLC interest		N/A	N/A	4,000	438	438		0.0	%
						438	438		0.0	%
Total controlled/affiliated portfolio company equity investments						$438	$438		0.0	%
Total controlled/affiliated portfolio company investments						$438	$438		0.0	%
Total Investments						$2,046,526	$2,051,865		177.6	%
______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 25 for additional information on our restricted securities.
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
(5)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies.”
(7)Investment measured at net asset value (“NAV”).
(8)The interest rate on this loan is subject to SONIA, which as of September 30, 2024 was 4.95%.
(9)Loan was on non-accrual status as of September 30, 2024.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

(11)Investment is non-income producing.
(12)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(15)The interest rate on these loans is subject to Prime, which as of September 30, 2024 was 8.00%.
(16)The interest rate on these loans is subject to 3 month BBSY, which as of September 30, 2024 was 4.43%.
(17)Level 1 investment.
(18)Level 2 investment.
(19)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 9.8% of total assets as calculated in accordance with the regulatory requirements.
(21)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the Revolving Credit Facility, SPV Asset Facility and CLO XIII. See Note 5 “Debt.”
(22)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(23)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(24)Investment contains a fixed-rate structure.
(25)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $168.1 million, or 14.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Blue Owl Credit SLF*	LLC Interest	August 1, 2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evology, LLC	Class B Units	January 24, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
HFS Matterhorn Topco, Inc.	LLC interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC	Series 1 Notes	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Paradigmatic Holdco LLC (dba Pluralsight)	Common Units	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Warrants	December 15, 2023
* Refer to Note 4 “Investments – Credit SLF LLC” for further information.
(26)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of September 30, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(27)As of September 30, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $4.3 million based on a tax cost basis of $2.1 billion. As of September 30, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $63.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $59.5 million.
(28)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended September 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Other Income	Interest and PIK Income	Dividend Income
Swipe Acquisition Corporation (dba PLI)	$19,842	$1,429	$(165)	$(640)	$—	$20,466	$59	$921	254
Walker Edison Furniture Company LLC	7,497	1,294	—	(4,491)	—	4,300	4	—	—
Total	$27,339	$2,723	$(165)	$(5,131)	$—	$24,766	$63	$921	$254
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
(29)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2024 were as follows:

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Other Income	Interest and PIK Income	Dividend Income
Blue Owl Credit SLF	—	438	—	0	—	438	$—	—	—
Total	$—	$438	$—	$0	$—	$438	$—	$—	$—
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
(30)Investment is not pledged as collateral for the credit facilities.
(31)Totals presented may differ than actuals due to rounding.
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$23,101	$34,195	$80,286	$89,014
Net change in unrealized gain (loss)	6,577	2,598	(4,444)	18,340
Net realized gain (loss)	(11,772)	(18)	(14,562)	(7,767)
Net Increase (Decrease) in Net Assets Resulting from Operations	17,906	36,775	61,280	99,587
Distributions
Distributions declared from earnings(1)	(26,669)	(28,529)	(83,185)	(77,389)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(26,669)	(28,529)	(83,185)	(77,389)
Capital Share Transactions
Reinvestment of shareholders' distributions	12,393	10,898	39,198	33,265
Repurchased shares	(33,505)	(28,144)	(125,372)	(87,263)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(21,112)	(17,246)	(86,174)	(53,998)
Total Increase (Decrease) in Net Assets	(29,875)	(9,000)	(108,079)	(31,800)
Net Assets, at beginning of period	1,185,283	1,273,461	1,263,487	1,296,261
Net Assets, at end of period	$1,155,408	$1,264,461	$1,155,408	$1,264,461
______________
(1)For the three and nine months ended September 30, 2024 and 2023, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$61,280	$99,587
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(530,504)	(101,198)
Proceeds from investments and investment repayments, net	539,216	300,070
Net change in unrealized (gain) loss on investments	7,435	(19,398)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(3,056)	(409)
Net realized (gain) loss on investments	11,752	7,738
Net realized (gain) loss on foreign currency transactions relating to investments	3,046	5
Paid-in-kind interest and dividends	(24,768)	(25,840)
Net accretion/amortization of discount/premium on investments	(8,568)	(5,748)
Amortization of debt issuance costs	7,114	845
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(2,306)	(342)
(Increase) decrease in prepaid expenses and other assets	(1,443)	(7,622)
Increase (decrease) in payable to affiliates	—	(120)
(Increase) decrease in due to Adviser	229	—
Increase (decrease) in accrued expenses and other liabilities	1,730	7,548
Net cash provided by (used in) operating activities	61,157	255,116
Cash Flows from Financing Activities
Borrowings on debt	363,708	415,000
Repayments of debt	(311,000)	(476,000)
Debt issuance costs	(6,414)	(5,709)
Distributions paid to shareholders	(45,582)	(39,540)
Repurchased shares	(125,617)	(87,263)
Net cash provided by (used in) financing activities	(124,905)	(193,512)
Net increase (decrease) in cash	(63,748)	61,604
Cash, including foreign cash, beginning of period	126,383	47,275
Cash, including foreign cash, end of period	$62,635	$108,879

Supplemental and Non-Cash Information
Interest paid during the period	$52,119	$41,310
Distributions declared during the period	$83,185	$77,389
Distribution payable	$2,615	$7,046
Reinvestment of distributions during the period	$39,198	$33,265
Taxes, including excise tax, paid during the period	$1,053	$1,249
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	7,179	6,195	20,875	20,656
PIK Interest Income as a % of Investment Income	11.1%	9.1%	10.7%	10.2%
PIK Dividend Income	1,277	1,444	4,078	4,194
PIK Dividend Income as a % of Investment Income	2.0%	2.1%	2.1%	2.1%
Total PIK Income	8,456	7,639	24,953	24,850
Total PIK Income as a % of Investment Income	13.1%	11.2%	12.8%	12.3%

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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 3. Agreements and Related Party Transactions
As of September 30, 2024, the Company had payables to affiliates of $15.8 million, primarily comprised of $7.8 million of management fees and $4.9 million of accrued performance based incentive fees.
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
For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $0.6 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $0.5 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
The management fee is payable quarterly in arrears at an annual rate of 1.50% of the average value of the Company’s gross assets, excluding cash and cash-equivalents but including assets purchased with borrowed amounts at the end of the two most recently completed calendar quarters. The management fee for any partial quarter is appropriately prorated. The determination of gross assets reflects changes in the fair value of the Company’s portfolio investments. The fair value of derivatives and swaps held in the Company’s portfolio, which will not necessarily equal the notional value of such derivatives and swaps, is included in the calculation of gross assets.
For the three and nine months ended September 30, 2024, the Company incurred management fees of approximately $7.8 million and $23.2 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred management fees of approximately $8.1 million and $24.9 million, respectively.
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
For the three and nine months ended September 30, 2024, the Company incurred net investment income based incentive fees of $4.9 million and $17.0 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred net investment income based incentive fees of $7.3 million and $21.4 million, respectively.
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
For the three and nine months ended September 30, 2024 and 2023, the Company did not incur capital gains based incentive fees.
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
The Company has made an investment in a controlled, affiliated company, Credit SLF. For further description, see “Note 4. Investments.”
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,654,300	$1,646,545	$1,408,127	$1,400,246
Second-lien senior secured debt investments	229,144	202,439	455,907	440,071
Unsecured debt investments	33,664	34,656	40,619	38,895
Preferred equity investments(2)	60,293	60,119	67,709	67,941
Common equity investments(3)	68,687	107,668	64,338	98,711
Joint ventures(4)	438	438	—	—
Total Investments	$2,046,526	$2,051,865	$2,036,700	$2,045,864
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
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2024		December 31, 2023
Advertising and media	2.6%		1.0%
Aerospace and defense	4.5		4.1
Asset based lending and fund finance(1)	1.2		2.2
Automotive Services	2.1		2.0
Buildings and real estate	3.4		3.0
Business services	2.8		3.5
Chemicals	4.0		2.6
Consumer products	4.7		5.3
Containers and packaging	1.7		1.7
Distribution	2.9		2.6
Education	0.6		1.0
Energy equipment and services	0.5		—
Financial services	3.1		1.4
Food and beverage	8.3		8.4
Healthcare equipment and services	2.5		4.5
Healthcare providers and services	6.7		7.1
Healthcare technology	7.4		6.8
Household products	2.1		2.5
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.1		0.5
Insurance(3)	8.0		8.5
Internet software and services	10.7		11.5
Joint ventures(4)	0.0	(5)	—
Leisure and entertainment	2.0		2.9
Manufacturing	7.2		7.5
Oil and gas	0.4		0.4
Pharmaceuticals(2)	0.4		0.0	(5)
Professional services	2.4		2.4
Specialty retail	3.5		3.4
Telecommunications	0.5		0.4
Transportation	1.2		1.3
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in LSI Financing.
(3)Includes investment in Fifth Season.
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	21.6%	18.7%
Northeast	14.7	16.5
South	31.0	31.3
West	24.6	25.3
International	8.1	8.2
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%
The table below sets forth Credit SLF's consolidated financial data (unaudited) as of and for the following periods:

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
______________
(1)Credit SLF commenced operations on May 6, 2024.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 220% and 239% as of September 30, 2024 and December 31, 2023, respectively.
Debt obligations consisted of the below as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value(2)
Revolving Credit Facility(3)	$250,000	$133,230	$116,770	$(3,268)	$129,962
SPV Asset Facility I	375,000	105,000	8,564	(3,019)	101,981
CLO XIII	260,000	260,000	—	(2,108)	257,892
2024 Notes	100,000	100,000	—	193	100,193
2026 Notes	350,000	350,000	—	(5,000)	345,000
Total Debt	$1,335,000	$948,230	$125,334	$(13,202)	$935,028
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$60,000	$174,934	$(1,285)	$58,715
SPV Asset Facility II	325,000	125,000	19,715	(4,992)	120,008
CLO XIII	260,000	260,000	—	(2,236)	257,764
2024 Notes	100,000	100,000	—	1,138	101,138
2026 Notes	350,000	350,000	—	(6,527)	343,473
Total Debt	$1,285,000	$895,000	$194,649	$(13,902)	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.

For the following periods, the components of interest expense were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024		2023	2024		2023
Interest expense	$19,579		$15,872	$57,113		$46,704
Amortization of debt issuance costs	5,422		329	7,114		845
Total Interest Expense	$25,001		$16,201	$64,227		$47,549
Average interest rate	8.2%	(1)	6.4%	8.4%	(1)	6.2%
Average daily borrowings	$950,519		$902,810	$901,446		$939,395
______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities.

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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either the term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 3 to the Third Amended and Restated Credit Agreement, entered into on July 26, 2024, by the parties to the SPV Asset Facility I.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
From time to time, the Company sells and contributes certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through its ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $375.0 million (increased from $250.0 million on July 26, 2024); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2027 (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.
The SPV Asset Facility I will mature on November 30, 2028. Amounts drawn in USD bear interest at Term SOFR plus a 2.38% spread and the spread is also payable on a portion of any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in the Company’s equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay the debts of the Company.
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
SPV Asset Facility II
On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II entered into various amendments, including to increase the maximum principal amount of the SPV Asset Facility II, change the interest rates for amounts drawn in U.S. dollars, to extend the maturity of the SPV Asset Facility II to convert the benchmark rate of the facility from LIBOR to Term SOFR and make certain other changes. The following describes the terms of the SPV Asset Facility II as amended through April 4, 2023 (the “SPV Asset Facility II Third Amendment Date”). On August 5, 2024, ORCC II Financing II repaid all loans under the SPV Asset Facility II and the facility was terminated pursuant to its terms (the “SPV Asset Facility II Termination Date”).
From time to time, the Company sold and contributed certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between the Company and ORCC II Financing II. No gain or loss was recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility II were used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from the Company. The Company retained a residual interest in assets contributed to or acquired by ORCC II Financing II through the Company’s ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II as of the SPV Asset Facility II Third Amendment Date was $325.0 million; the availability of this amount was subject to an overcollateralization ratio test, which was based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The SPV Asset Facility II provided for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 14, 2025 unless the revolving commitments were terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets were used to pay fees, expenses and interest on outstanding borrowings, and the excess may have been returned to the Company, subject to certain conditions. On the SPV Asset Facility II Termination Date, ORCC II Financing II repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
Amounts drawn bore interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.25%) plus, (x) with respect to revolving loans, 2.75% and (y) with respect to term loans, 2.75% during the SPV Asset Facility II’s reinvestment period and 2.75% thereafter until the SPV Asset Facility II Termination Date. From the SPV Asset Facility II Third Amendment Date to the SPV Asset Facility II Termination Date, there was a commitment fee of 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II was secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets. Assets pledged to the SPV II Lenders were not available to pay the debts of the Company.
Debt Securitization Transactions
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
On November 15, 2023, the Company caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, the Company redeemed in $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. As of September 30, 2024 , $100.0 million in aggregate principal amount of the 2024 Notes were outstanding.
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
The 2026 Notes were issued pursuant to the Base Indenture and a Second Supplemental Indenture, dated as of November 15, 2023 (the “Second Supplemental Indenture” and together with the Base Indenture, the “2026 Indenture”), between the Company and the Trustee. The 2026 Notes will mature on November 15, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 8.450% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2024. Concurrent with the issuance of the 2026 Notes, the Company entered into a Registration Rights Agreement (the “2026 Registration Rights Agreement”) for the benefit of the purchasers of the 2026 Notes. Pursuant to the 2026 Registration Rights Agreement, the Company filed a registration statement with the SEC and, on September 17, 2024, commenced an offer to exchange the notes initially issued on November 15, 2023 for newly issued registered notes with substantially similar terms, which expired on October 18, 2024 and was completed promptly thereafter.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$62,635	$—	$—	$62,635
Investments:
First-lien senior secured debt investments(1)	$—	$36,572	$1,609,973	$1,646,545
Second-lien senior secured debt investments	—	46,910	155,529	202,439
Unsecured debt investments	—	—	34,656	34,656
Preferred equity investments(3)	—	—	60,119	60,119
Common equity investments(2)	142	—	106,312	106,454
Subtotal	$142	$83,482	$1,966,589	$2,050,213
Investments measured at Net Asset Value ("NAV")(4)	—	—	—	1,652
Total Investments	$142	$83,482	$1,966,589	$2,051,865
_____________________
(1) Includes debt investment in Amergin AssetCo.
(2) Includes equity investment in Amergin AssetCo and Fifth Season.
(3) Includes equity investment in LSI Financing.
(4) Includes equity investment in Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
(3) Includes equity investment in LSI Financing.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,602,292	$170,295	$32,330	$57,908	$98,481	$1,961,306
Purchases of investments, net	101,563	—	—	679	564	102,806
Payment-in-kind	4,608	1,160	1,398	1,353	39	8,558
Proceeds from investments, net	(91,993)	(13,087)	—	(24)	(15)	(105,119)
Net change in unrealized gain (loss) on investments	6,778	(3,102)	922	165	3,768	8,531
Net realized gain (loss) on investments	(11,774)	—	—	—	—	(11,774)
Net accretion/amortization of discount/premium on investments	1,974	263	6	38	—	2,281
Transfers between investment types	(3,475)	—	—	—	3,475	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,609,973	$155,529	$34,656	$60,119	$106,312	$1,966,589
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,390,212	$414,265	$38,261	$67,941	$98,509	$2,009,188
Purchases of investments, net	454,182	—	4,924	790	1,959	461,855
Payment-in-kind	13,556	2,642	4,013	4,443	114	24,768
Proceeds from investments, net	(230,946)	(253,326)	(24,923)	(1,112)	(1,201)	(511,508)
Net change in unrealized gain (loss) on investments	889	(9,965)	2,712	(408)	4,692	(2,080)
Net realized gain (loss) on investments	(11,979)	(457)	(2,361)	—	—	(14,797)
Net accretion/amortization of discount/premium on investments	5,357	2,370	143	352	—	8,222
Transfers between investment types	(3,475)	—	11,887	(11,887)	3,475	—
Transfers into (out of) Level 3(1)	(7,823)	—	—	—	(1,236)	(9,059)
Fair value, end of period	$1,609,973	$155,529	$34,656	$60,119	$106,312	$1,966,589
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2024, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2023, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
First-lien senior secured debt investments	$(4,714)	$2,445	$1,009	$4,286
Second-lien senior secured debt investments	(3,102)	939	(8,646)	(2,000)
Unsecured debt investments	922	(1,112)	2,712	768
Preferred equity investments	165	(213)	(260)	1,039
Common equity investments	3,768	146	4,692	3,804
Total Investments	$(2,961)	$2,205	$(493)	$7,897
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

	As of September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,557,047	Yield Analysis	Market Yield	7.7% - 27.6% (10.8%)	Decrease
	9,605	Collateral Analysis	Recovery Rate	33.3% - 90.0% (74.6%)	Increase
	43,321	Recent Transaction	Transaction Price	96.1% - 100.0% (99.5%)	Increase
Second-lien senior secured debt investments	$153,436	Yield Analysis	Market Yield	10.9% - 21.2% (15.3%)	Decrease
	2,093	Collateral Analysis	Recovery Rate	11.5%	Increase
Unsecured debt investments	$33,643	Yield Analysis	Market Yield	9.1% - 16.1% (11.6%)	Decrease
	1,013	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$60,119	Yield Analysis	Market Yield	11.9% - 31.3% (16.5%)	Decrease
Common equity investments	$89,073	Market Approach	EBITDA Multiple	3.4x - 22.3x (8.5x)	Increase
	3,487	Market Approach	Revenue Multiple	1.4x - 13.5x (10.9x)	Increase
	2,720	Market Approach	N/A	N/A	N/A
	1,608	Discounted Cash Flows Analysis	Discount Rate	20%	Decrease
	3,609	Recent Transaction	Transaction Price	20.0% - 100.0% (98.3%)	Increase
	1,993	Yield Analysis	Market Yield	8.3%	Decrease
	28	Market Approach	Gross Profit Multiple	9.5x	Increase
	3,772	Market Approach	AUM Multiple	1.1x	Increase
	22	Option Pricing Model	Volatility	70.0%	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,249,284	Yield Analysis	Market Yield	9.1% - 27.4% (12.7%)	Decrease
	140,928	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments	$412,776	Yield Analysis	Market Yield	11.4% - 39.5% (15.3%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3%	Increase
Unsecured debt investments	$37,334	Yield Analysis	Market Yield	10.6% - 17.2% (11.8%)	Decrease
	927	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$66,255	Yield Analysis	Market Yield	13.0% - 24.6% (16.0%)	Decrease
	1,686	Recent Transaction	Transaction Price	98.0%	Increase
Common equity investments	$87,626	Market Approach	EBITDA Multiple	3.3x - 20.3x (7.8x)	Increase
	3,434	Market Approach	Revenue Multiple	1.9x - 14.7x (10.6x)	Increase
	5,561	Recent Transaction	Transaction Price	100.0%	Increase
	1,858	Yield Analysis	Market Yield	7.9%	Decrease
	30	Market Approach	Gross Profit Multiple	9.9x	Increase
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

	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Deferred Financing Cost	Fair Value	Net Carrying Value(1)	Deferred Financing Cost	Fair Value
Revolving Credit Facility	$129,962	$(3,268)	$129,962	$—	$—	$—
SPV Asset Facility I	101,981	(3,019)	101,981	58,715	(1,285)	58,715
SPV Asset Facility II	—	—	—	120,008	(4,992)	120,008
CLO XIII	257,892	(2,108)	257,892	257,764	(2,236)	257,764
2024 Notes	100,193	193	100,000	101,138	1,138	98,750
2026 Notes	345,000	(5,000)	367,500	343,473	(6,527)	360,500
Total Debt	$935,028	$(13,202)	$957,335	$881,098	$(13,902)	$895,737
______________
(1)The carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	467,500	459,250
Level 3	489,835	436,487
Total Debt	$957,335	$895,737
Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of the following periods, the Company had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$237
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,403	296
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	2,288	17
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	10,848	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	4,498	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	4,958	7,133
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	464
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	150
Apex Service Partners, LLC	First lien senior secured revolving loan	33	59
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	496	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	339	1,354
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	379	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	52
Associations, Inc.	First lien senior secured delayed draw term loan	3,585	3
Associations, Inc.	First lien senior secured revolving loan	2,873	3,974
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	534	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	238	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	1,410	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	991
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	244	295
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	24	36
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	3,868	1,824
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	919	2,430
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	—	2,476
Brightway Holdings, LLC	First lien senior secured revolving loan	526	289
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	825	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	121	122
CivicPlus, LLC	First lien senior secured revolving loan	213	141
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	403	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	75	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	472

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	307	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	766	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	939	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	939	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	1,345
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	858	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	1,201	—
DuraServ LLC	First lien senior secured delayed draw term loan	2,216	—
DuraServ LLC	First lien senior secured revolving loan	1,190	—
EAGLE FAMILY FOODS GROUP LLC	First lien senior secured revolving loan	175	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	73
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	6,411
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	613	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	383	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	1,882
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	1,082	—
Finastra USA, Inc.	First lien senior secured revolving loan	210	288
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,121	700
Fortis Solutions Group, LLC	First lien senior secured revolving loan	66	85
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	1,282	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	434	—
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	4,760	—
Galls, LLC	First lien senior secured revolving loan	1,551	3,417
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	417	2,609
Gehl Foods, LLC	First lien senior secured delayed draw term loan	855	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	526	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	29
Global Music Rights, LLC	First lien senior secured revolving loan	631	83
Granicus, Inc.	First lien senior secured revolving loan	548	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	3,702	38
HISSHO PARENT, LLC	First lien senior secured revolving loan	116	70
Hyland Software, Inc.	First lien senior secured revolving loan	85	85
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	963	723
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	221	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	100	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	377
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	172	269
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	685	6,857
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	210	1,705
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	952	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	776	654
Kaseya Inc.	First lien senior secured delayed draw term loan	24	30
Kaseya Inc.	First lien senior secured revolving loan	24	24
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	983	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	295	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	58
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	158
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	142
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	488	391
Lignetics Investment Corp.	First lien senior secured revolving loan	74	245
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	208	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,653	—
Litera Bidco LLC	First lien senior secured revolving loan	1,416	1,013
LSI Financing 1 DAC	Preferred Equity	5,956	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	1,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	166	149
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	50	39
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,891	2,837
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	3,958	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	2,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	1,602	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	644	—

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	335	429
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	2,660	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	496	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	1,302	—
Nelipak Holding Company	First lien senior secured revolving loan	602	640
Nelipak Holding Company	First lien senior secured EUR revolving loan	—	677
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	747	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,113	1,972
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,931	1,798
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	191
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	232	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	932	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	410	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	1,993
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	2,092
Phantom Purchaser, Inc.	First lien senior secured revolving loan	227	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	10	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured delayed draw term loan	1,637	—
Pluralsight, LLC	First lien senior secured revolving loan	655	289
Premise Health Holding Corp.	First lien senior secured revolving loan	938	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	4,334	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	852	—
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,637	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	1,625	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,423	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	492	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	492	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	177	653
Securonix, Inc.	First lien senior secured revolving loan	149	153

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	225	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	51	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	406	428
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	8
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	4,105	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,824	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured loan	—	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	89	67
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	2,353	941
The Shade Store, LLC	First lien senior secured revolving loan	220	82
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,206	1,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	223	481
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	1,250	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	625	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,300	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	2,942	6,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	221	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	886	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	346	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	8,440	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	728	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	1,456	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	112	1,405
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	964	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,937	1,620
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	150
		$212,298	$137,815
As of September 30, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	September 30, 2024		September 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,393,823	$12,393	1,209,780	$10,898
Repurchased Shares	(3,785,909)	(33,505)	(3,099,549)	(28,144)
Total shares/gross proceeds	(2,392,086)	$(21,112)	(1,889,769)	$(17,246)

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	4,371,202	$39,198	3,722,697	$33,265
Repurchased Shares	(13,985,829)	(125,372)	(9,715,082)	(87,263)
Total shares/gross proceeds	(9,614,627)	$(86,174)	(5,992,385)	$(53,998)
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
During the years ended December 31, 2022, 2023 and nine months ended September 30, 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears. The tables below present cash distributions per share that were declared for the following periods:

	For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 15, 2024	Quarterly	0.02	2,615
			Total	$0.61	$83,185

	For the Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
			Total	$0.535082	$77,389

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
Through November 7, 2023, the termination date of the Expense Support Agreement by the Adviser, a portion of the Company’s distributions resulted from expense support from the Adviser, which was subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution was not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continued to provide expense support. Shareholders should also understand that the Company’s repayments of expense support reduced the distributions that they would have otherwise received. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
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

	Nine Months Ended September 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$80,286	96.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.02	2,899	3.5
Total	$0.61	$83,185	100.0%

	Nine Months Ended September 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.61	$89,014	115.0%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.08)	(11,625)	(15.0)
Total	$0.53	$77,389	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
March 10, 2021	April 6, 2021	$18,995	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,622	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,912	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,860	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,734	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,068	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$17,906	$36,775	$61,280	$99,587
Weighted average shares of common stock outstanding—basic and diluted	133,410,881	142,759,311	136,489,093	145,046,836
Earnings per common share-basic and diluted	$0.13	$0.26	$0.45	$0.69
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

For the three and nine months ended September 30, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.3 million and $2.7 million, respectively, including U.S. federal excise tax expense/(benefit) of $21 thousand and $91 thousand for the three and nine months ended September 30, 2024, respectively. For the three and nine months

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
ended September 30, 2023, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.3 million and $2.1 million, respectively, including U.S. federal excise tax expense/(benefit) of $(0.2) million and $0.5 million for the three and nine months ended September 30, 2023, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024, the Company recorded a current net tax expense/(benefit) of approximately $1.0 million and $1.1 million, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a current net tax expense/(benefit) of approximately $(0.8) million and $0.1 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.7 million and $9.1 million as of September 30, 2024 and December 31, 2023 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, at beginning of period	$9.00	$8.85
Results of operations:
Net investment income(1)	0.59	0.61
Net realized and unrealized gain (loss)(4)	(0.14)	0.07
Net increase (decrease) in net assets resulting from operations	0.45	0.68
Shareholder distributions:
Distributions from net investment income(2)	(0.59)	(0.61)
Distributions from net realized gains(2)	—	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.02)	0.08
Net increase (decrease) in net assets from shareholders' distributions	(0.61)	(0.53)
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, at end of period	$8.84	$9.00

Total Return(5)(6)	5.1%	7.8%

Ratios
Ratio of net expenses to average net assets(3)(7)	12.7%	11.6%
Ratio of net investment income to average net assets(7)	8.9%	9.6%
Portfolio turnover rate	33.5%	4.6%

Supplemental Data
Weighted-average shares outstanding	136,489,093	145,046,836
Shares outstanding, end of period	130,727,015	140,512,899
Net assets, end of period	$1,155,408	$1,264,461
______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on unpredictable variables. Prior to the Expense Support Agreement termination on November 7, 2023, for the nine months ended September 30, 2023, the total operating expenses to average net assets was 10.7% prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
(7)The ratio reflects an annualized amount, except in the case of non-recurring expenses.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued
Note 12. Subsequent Events
On November 8, 2024, our Board declared regular monthly distributions for November 2024 through January 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On November 8, 2024, our Board declared a special distribution of $0.02 per share, payable on or before February 14, 2025 to shareholders of record as of December 31, 2024.

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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of September 30, 2024, the Adviser and its affiliates had $128.4 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.

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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make loans to, and make debt and equity investments in, U.S. middle-market companies. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2024, our Adviser and its affiliates have originated $128.73 billion aggregate principal amount of investments, of which $124.90 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.

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
We target portfolio companies where we can structure larger transactions. As of September 30, 2024, our average debt investment size in each of our portfolio companies was approximately $11.1 million based on fair value. As of September 30, 2024, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 93.2% of our total debt portfolio based on fair value, had weighted average annual revenue of $822 million, weighted average annual EBITDA of $177 million, an average interest coverage of 1.7x and an average net loan-to value of 44.0%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2024, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:
•expenses deemed to be “organization and offering expenses” for purposes of FINRA Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of our stock);
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2024 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 80.3% first lien senior secured debt investments (of which 49% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 9.9% second-lien senior secured debt investments, 1.7% unsecured investments, 2.9% preferred equity investments, 5.2% common equity investments and 0.0% joint venture investments.
As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.5% and 11.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.8% and 11.9%, respectively.
As of September 30, 2024, we had investments in 183 portfolio companies with an aggregate fair value of $2.1 billion. As of September 30, 2024, we had net leverage of 0.77x debt-to-equity.
In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $177 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in Credit SLF and specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Amergin Asset Management LLC, Fifth Season Investments LLC (“Fifth Season”) and LSI Financing 1 DAC (“LSI Financing”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Finance Portfolio Companies.”

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$163,595	$51,484
Less: Sell downs	—	(457)
Total new investment commitments	$163,595	$51,027
Principal amount of investments funded:
First-lien senior secured debt investments	$165,054	$38,168
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	178	164
Joint venture investments	438	—
Total principal amount of investments funded	$165,670	$38,332
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(167,775)	$(66,546)
Second-lien senior secured debt investments	(6,470)	(17,606)
Preferred equity investments	(87)	(16)
Common equity investments	(15)	—
Total principal amount of investments sold or repaid	$(174,347)	$(84,168)
Number of new investment commitments in new portfolio companies(1)	18	5
Average new investment commitment amount in new portfolio companies	$7,824	$7,885
Weighted average term for new investment commitments (in years)	4.0	3.9
Percentage of new debt investment commitments at floating rates	99.5%	97.4%
Percentage of new debt investment commitments at fixed rates	0.5%	2.6%
Weighted average interest rate of new investment commitments(2)	9.7%	11.6%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.1%	6.2%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% and 5.40% as of September 30, 2024 and 2023, respectively.

The table below presents investments at fair value and amortized cost as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(5)	$1,654,300	$1,646,545	$1,408,127	$1,400,246
Second-lien senior secured debt investments	229,144	202,439	455,907	440,071
Unsecured debt investments	33,664	34,656	40,619	38,895
Preferred equity investments(2)	60,293	60,119	67,709	67,941
Common equity investments(3)	68,687	107,668	64,338	98,711
Joint ventures(4)	438	438	—	—
Total Investments	$2,046,526	$2,051,865	$2,036,700	$2,045,864
______________
(1)Includes investment in Amergin AssetCo.
(2)Includes investments in LSI Financing. See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Amergin AssetCo and Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo and Fifth Season.
(4)Includes investments in Blue Owl Credit SLF.
(5)49% and 66% of which we consider unitranche loans as of September 30, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	September 30, 2024		December 31, 2023
Advertising and media	2.6%		1.0%
Aerospace and defense	4.5		4.1
Asset based lending and fund finance(1)	1.2		2.2
Automotive Services	2.1		2.0
Buildings and real estate	3.4		3.0
Business services	2.8		3.5
Chemicals	4.0		2.6
Consumer products	4.7		5.3
Containers and packaging	1.7		1.7
Distribution	2.9		2.6
Education	0.6		1.0
Energy equipment and services	0.5		—
Financial services	3.1		1.4
Food and beverage	8.3		8.4
Healthcare equipment and services	2.5		4.5
Healthcare providers and services	6.7		7.1
Healthcare technology	7.4		6.8
Household products	2.1		2.5
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.1		0.5
Insurance(3)	8.0		8.5
Internet software and services	10.7		11.5
Joint ventures(4)	0.0	(5)	—
Leisure and entertainment	2.0		2.9
Manufacturing	7.2		7.5
Oil and gas	0.4		0.4
Pharmaceuticals(2)	0.4		0.0	(5)
Professional services	2.4		2.4
Specialty retail	3.5		3.4
Telecommunications	0.5		0.4
Transportation	1.2		1.3
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo. See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing. See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing.
(3)Includes investments in Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Includes investments in Blue Owl Credit SLF.
(5)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	21.6%	18.7%
Northeast	14.7	16.5
South	31.0	31.3
West	24.6	25.3
International	8.1	8.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	11.5%	12.4%
Weighted average total yield of accruing debt and income producing securities(1)	11.8%	12.7%
Weighted average interest rate of accruing debt securities	11.2%	12.1%
Weighted average spread over base rate of all accruing floating rate investments	6.2%	6.7%
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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$161,941	7.9%	$327,357	16.0%
2	1,684,993	82.1	1,478,186	72.3
3	180,358	8.8	218,914	10.7
4	18,095	0.9	12,310	0.6
5	6,478	0.3	9,097	0.4
Total	$2,051,865	100.0%	$2,045,864	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,887,736	98.5%	$1,892,893	99.4%
Non-accrual	29,372	1.5	11,761	0.6
Total	$1,917,108	100.0%	$1,904,654	100.0%
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
Specialty Finance Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of September 30, 2024, the fair market value of our investment in Amergin Asset Management LLC was $1.6 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, the fair market value of our investment in Amergin AssetCo was $7.3 million, of which $2.7 million is equity and $4.6 million is debt, and we had an unfunded equity commitment of $5.7 million. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of September 30, 2024, the fair value of our equity investment in Fifth Season was $3.8 million. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of September 30, 2024, the fair value of our investment in LSI Financing was $1.6 million, and we had an unfunded commitment of $6.0 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Joint Ventures
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.

Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$64,575	$68,188	$195,003	$203,169
Less: Net Operating Expenses	40,153	33,703	111,982	112,010
Net Investment Income (Loss) Before Taxes	24,422	34,485	83,021	91,159
Less: Income tax expense (benefit), including excise tax expense (benefit)	1,321	290	2,735	2,145
Net Investment Income (Loss) After Taxes	23,101	34,195	80,286	89,014
Net change in unrealized gain (loss)	6,577	2,598	(4,444)	18,340
Net realized gain (loss)	(11,772)	(18)	(14,562)	(7,767)
Net Increase (Decrease) in Net Assets Resulting from Operations	$17,906	$36,775	$61,280	$99,587
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended September 30, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments.
Investment Income
The table below presents the investment income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income from investments	$52,660	$57,569	$158,578	$168,776
Payment-in-kind interest income	7,179	6,195	20,875	20,656
Dividend income	3,718	4,021	12,458	11,876
Other income	1,018	403	3,092	1,861
Total investment income	$64,575	$68,188	$195,003	$203,169
For the Three Months Ended September 30, 2024 and 2023
Investment income decreased to $64.6 million for the three months ended September 30, 2024 from $68.2 million for the same period in prior year primarily due to a decrease in interest income as a result of a decline in weighted average yield from 12.3% to 11.5%, while our debt portfolio at par decreased from $2.0 billion to $1.9 billion period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and remained flat at $1.0 million period over period. For the three months ended September 30, 2024 and 2023, PIK income represented 13.1% and 11.2% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2024 and 2023
Investment income decreased to $195.0 million for the nine months ended September 30, 2024 from $203.2 million for the same period in prior year primarily due to a decrease in interest income as a result of a decline in weighted average yield from 12.3% to 11.5% while our debt portfolio at par decreased from $2.0 billion to $1.9 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $2.3 million to $4.7 million period over period due to an increase in repayment activity. For the nine months ended September 30, 2024 and 2023, PIK income represented 12.8% and 12.3% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$25,001	$16,201	$64,227	$47,549
Management fee	7,816	8,075	23,223	24,882
Performance based incentive fees	4,901	7,253	17,028	21,353
Professional fees	1,096	1,089	3,598	3,566
Directors’ fees	197	195	588	585
Other general and administrative	1,142	890	3,318	2,424
Total operating expenses	$40,153	$33,703	$111,982	$100,359
Recoupment of expense support	—	—	—	11,651
Net operating expenses	$40,153	$33,703	$111,982	$112,010
For the Three Months Ended September 30, 2024 and 2023
Net operating expenses increased to $40.2 million for the three month ended September 30, 2024 from $33.7 million for the same period ended September 30, 2023 primarily due to increases in interest expense and other general and administrative expenses, partially offset by decreases in management and performance based incentive fees. The increase in interest expense of $8.8 million was driven by the acceleration of SPV Asset Facility II’s deferred financing costs upon termination and an increase in our weighted average interest rate from 6.4% to 8.2% (including the impact of fees on undrawn portions of our credit facilities) period over period. The decrease in management fees of $0.3 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.
For the Nine Months Ended September 30, 2024 and 2023
Net operating expenses remained flat at $112.0 million for the nine months ended September 30, 2024 for the same period ended September 30, 2023 primarily due to decreases in recoupment of expense support, management fees and incentive fees, offset by an increase in interest expense. The increase in interest expense of $16.7 million was driven by the acceleration of SPV Asset Facility II’s deferred financing costs upon termination and an increase in our weighted average interest rate from 6.2% to 8.4% (including the impact of fees on undrawn portions of our credit facilities) period over period. The decrease in recoupment of expense support is due to the termination of the Expense Support Agreement on November 7, 2023. The decrease in management fees of $1.7 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$5,620	$5,206	$(7,435)	$19,398
Income tax (provision) benefit	(66)	(509)	(65)	(1,406)
Translation of assets and liabilities in foreign currencies	1,023	(2,099)	3,056	348
Net change in unrealized gain (loss)	$6,577	$2,598	$(4,444)	$18,340

For the Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024, the net unrealized gain was primarily driven by a reversal of a prior period unrealized loss that was realized during the period in connection with the restructuring of a debt investment and increases in the fair value of certain equity investments, partially offset by decreases in the fair value of certain debt investments as further detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Pluralsight, LLC	$11,492
KPCI Holdings, L.P.	2,356
Amergin Asset Management, LLC	1,608
Loparex Midco BV	1,405
The Better Being Co., LLC (fka Nutraceutical International Corporation)	1,281
Peraton Corp.	(966)
CIBT Global, Inc.	(1,146)
ASP Conair Holdings LP	(2,074)
Walker Edison Furniture Company LLC(1)	(2,308)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(2,761)
Remaining Portfolio Companies	(3,267)
Net unrealized gain (loss) on investments	$5,620
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
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Remaining portfolio companies	2,470
Windows Entities	$1,931
Valence Surface Technologies LLC	1,495
Aruba Investments Holdings LLC (dba Angus Chemical Company)	1,117
Delta TopCo, Inc. (dba Infoblox, Inc.)	695
The Better Being Co., LLC (fka Nutraceutical International Corporation)	693
Aviation Solutions Midco, LLC (dba STS Aviation)	524
Cornerstone OnDemand, Inc.	(698)
H-Food Holdings, LLC	(744)
Notorious Topco, LLC (dba Beauty Industry Group)	(902)
Walker Edison Furniture Company LLC	(1,374)
Net unrealized gain (loss) on investments	$5,207
For the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain debt and equity investments as detailed below.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
KPCI Holdings, L.P.	$4,221
The Better Being Co., LLC (fka Nutraceutical International Corporation)	3,176
Loparex Midco BV	2,082
Valence Surface Technologies LLC	1,725
Amergin Asset Management, LLC	1,608
EOS Finco S.A.R.L	(1,091)
Remaining Portfolio Companies	(1,246)
CIBT Global, Inc.	(1,507)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(3,410)
Walker Edison Furniture Company LLC(1)	(4,491)
H-Food Holdings, LLC	(8,502)
Net unrealized gain (loss) on investments	$(7,435)
________________
(1)Portfolio company is a non-controlled, affiliated investment.

For the nine months ended September 30, 2023, the net appreciation on investment was primarily driven by a increase in the fair value of our debt investments as compared to December 31, 2022. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 97.6% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the nine months ended September 30, 2023 was due to market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Walker Edison Furniture Company LLC	$6,217
Windows Entities	5,338
Hg Saturn Luchaco Limited	3,570
Delta TopCo, Inc. (dba Infoblox, Inc.)	2,286
Conair Holdings LLC	1,699
Aviation Solutions Midco, LLC (dba STS Aviation)	1,583
Muine Gall, LLC	1,570
Remaining portfolio companies	2,009
H-Food Holdings, LLC	(2,184)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	(1,396)
Notorious Topco, LLC (dba Beauty Industry Group)	(1,294)
Net unrealized gain (loss) on investments	$19,398
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited portfolio companies during the following periods were comprised of the below:

	For the Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(11,775)	$5	$(11,752)	$(7,743)
Net realized gain (loss) on foreign currency transactions	3	(23)	(2,810)	(24)
Net realized gain (loss)	$(11,772)	$(18)	$(14,562)	$(7,767)

Realized Gross Internal Rate of Return
Since we began investing in 2017 through September 30, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.4% (based on total capital invested of $2.5 billion and total proceeds from these exited investments of $3.0 billion).
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
As of September 30, 2024 and December 31, 2023, our asset coverage ratios were 220% and 239%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2024, taken together with our available debt of $125.3 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of September 30, 2024, we had $62.6 million in cash. During the nine months ended September 30, 2024, cash provided by operating activities was $61.2 million, primarily as a result of selldowns and repayments of portfolio investments of $539.2 million and other operating activities of $52.5 million, partially offset by funding portfolio investments of $530.5 million. Lastly, we used $124.9 million of cash for financing activities during the period, as a result of distributions paid of $45.6 million and repurchased shares of $125.6 million, partially offset by net borrowings of $52.7 million, net of deferred financing costs of $6.4 million.

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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	September 30, 2024		September 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,393,823	$12,393	1,209,780	$10,898
Repurchased Shares	(3,785,909)	(33,505)	(3,099,549)	(28,144)
Total shares/net proceeds	(2,392,086)	$(21,112)	(1,889,769)	$(17,246)
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	4,371,202	$39,198	3,722,697	$33,265
Repurchased Shares	(13,985,829)	(125,372)	(9,715,082)	(87,263)
Total shares/gross proceeds	(9,614,627)	$(86,174)	(5,992,385)	$(53,998)

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

During the years ending December 31, 2022, 2023 and nine months ended September 30, 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85

Distributions
Our Board has authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following periods:

	For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 15, 2024	Quarterly	0.02	2,615
			Total	$0.61	$83,185
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
The following table presents cash distributions per share that were declared for the following periods:

	For the Nine Months Ended September 30, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
			Total	$0.535082	$77,389
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

	Nine Months Ended September 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$80,286	96.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.02	2,899	3.5
Total	$0.61	$83,185	100.0%

	Nine Months Ended September 30, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.61	$89,014	115.0%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.08)	(11,625)	(15.0)
Total	$0.53	$77,389	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505,293	$8.85	3,785,909
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to September 30, 2024 was 72.9% (without upfront sales load) and 64.3% (with maximum upfront sales load). The following table presents cumulative total returns for the nine months ended September 30, 2024, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	5.1%	7.6%	8.3%	8.6%	9.7%	72.9%	64.3%
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
Past performance does not guarantee future results. Returns reflect reinvestment of distributions and the deduction of ongoing expenses that are borne by investors, such as management fees, incentive fees, interest expense, offering costs, professional fees, director fees and other general and administrative expenses. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Operating expenses may vary in the future based on the unpredictable variables.

Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value(2)
Revolving Credit Facility(3)	$250,000	$133,230	$116,770	$(3,268)	$129,962
SPV Asset Facility I	375,000	105,000	8,564	(3,019)	101,981
CLO XIII	260,000	260,000	—	(2,108)	257,892
2024 Notes	100,000	100,000	—	193	100,193
2026 Notes	350,000	350,000	—	(5,000)	345,000
Total Debt	$1,335,000	$948,230	$125,334	$(13,202)	$935,028
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value(2)
SPV Asset Facility I	$250,000	$60,000	$174,934	$(1,285)	$58,715
SPV Asset Facility II	325,000	125,000	19,715	(4,992)	120,008
CLO XIII	260,000	260,000	—	(2,236)	257,764
2024 Notes	100,000	100,000	—	1,138	101,138
2026 Notes	350,000	350,000	—	(6,527)	343,473
Total Debt	$1,285,000	$895,000	$194,649	$(13,902)	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.

For the following periods, the components of interest expense were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024		2023	2024		2023
Interest expense	$19,579		$15,872	$57,113		$46,704
Amortization of debt issuance costs	5,422		329	7,114		845
Total Interest Expense	$25,001		$16,201	$64,227		$47,549
Average interest rate	8.2%	(1)	6.4%	8.4%	(1)	6.2%
Average daily borrowings	$950,519		$902,810	$901,446		$939,395
______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.

Senior Securities
Information about our senior securities is shown in the following table as of September 30, 2024 and the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2024 (unaudited)	$133.2	$2,200	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
September 30, 2024 (unaudited)	$105.0	$2,200	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
September 30, 2024 (unaudited)	$260.0	$2,200	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes
September 30, 2024 (unaudited)	$100.0	$2,200	$—	N/A
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
September 30, 2024 (unaudited)	$350.0	$2,200	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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
(6)SPV Asset Facility II was terminated in 2024.
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, including by Amendment No. 3 to the Third Amended and Restated Credit Agreement, entered into on July 26, 2024, by the parties to the SPV Asset Facility I.
From time to time, we sell and contribute certain investments to ORCC II Financing LLC pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing LLC. No gain or loss will be recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility I have been and will be used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by the Subsidiaries through our ownership of the Subsidiaries. The maximum principal amount of the SPV Asset Facility I is $375 million (increased from $250 million on July 26, 2024); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2027. (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.
The SPV Asset Facility I will mature on November 30, 2028. Amounts drawn in USD bear interest at Term SOFR plus a 2.375% spread and the spread is also payable on a portion of any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans. The SPV Asset Facility I contains customary covenants, including certain financial maintenance covenants, limitations on the activities of the Subsidiaries, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility I is secured by a perfected first priority security interest in our equity interests in the Subsidiaries and in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Upon the occurrence of certain value adjustment events relating to the assets securing the SPV Asset Facility I, the Subsidiaries will also be required to provide certain cash collateral. Assets pledged to the SPV I Lenders will not be available to pay our debts.
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
SPV Asset Facility II
On April 14, 2020 (the “SPV Asset Facility II Closing Date”), ORCC II Financing II LLC (“ORCC II Financing II”), a Delaware limited liability company and newly formed subsidiary of us entered into a Credit Agreement (the “SPV Asset Facility II”), with ORCC II Financing II, as Borrower, the lenders from time to time parties thereto (the “SPV II Lenders”), Natixis, New York Branch, as Administrative Agent, State Street Bank and Trust Company as Collateral Agent and Cortland Capital Market Services LLC as Document Custodian. The parties to the SPV Asset Facility II entered into various amendments, including to increase the maximum principal amount of the SPV Asset Facility II, change the interest rates for amounts drawn in U.S. dollars, to extend the maturity of the SPV Asset Facility II to convert the benchmark rate of the facility from LIBOR to Term SOFR and make certain other changes. The following describes the terms of the SPV Asset Facility II as amended through April 4, 2023 (the “SPV Asset Facility II Third Amendment Date”). On August 5, 2024, ORCC II Financing II repaid all loans under the SPV Asset Facility II and the facility was terminated pursuant to its terms (the “SPV Asset Facility II Termination Date”).
From time to time, we sold and contributed certain investments to ORCC II Financing II pursuant to a Sale and Contribution Agreement by and between us and ORCC II Financing II. No gain or loss was recognized as a result of these sales and contributions. Proceeds from the SPV Asset Facility II were used to finance the origination and acquisition of eligible assets by ORCC II Financing II, including the purchase of such assets from us. We retained a residual interest in assets contributed to or acquired by ORCC II Financing II through our ownership of ORCC II Financing II. The maximum principal amount of the SPV Asset Facility II as of the

SPV Asset Facility II Third Amendment Date was $325 million; the availability of this amount was subject to an overcollateralization ratio test, which was based on the value of ORCC II Financing II’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.
The SPV Asset Facility II provided for the ability to (1) draw term loans and (2) draw and redraw revolving loans under the SPV Asset Facility II through April 4, 2025 unless the revolving commitments were terminated or converted to term loans sooner as provided in the SPV Asset Facility II (the “SPV Asset Facility II Commitment Termination Date”). Prior to the SPV Asset Facility II Termination Date, proceeds received by ORCC II Financing II from principal and interest, dividends, or fees on assets were used to pay fees, expenses and interest on outstanding borrowings, and the excess may have been returned to us, subject to certain conditions. On the SPV Asset Facility II Termination Date, ORCC II Financing II repaid in full all outstanding fees and expenses and all principal and interest on outstanding borrowings.
Amounts drawn bore interest at Term SOFR (or, in the case of certain lenders that are commercial paper conduits, the lower of their cost of funds and Term SOFR plus 0.25%) plus, (x) with respect to revolving loans, 2.75% and (y) with respect to term loans, 2.75% during the SPV Asset Facility II’s reinvestment period and 2.75% thereafter until the SPV Asset Facility II Termination Date. From the SPV Asset Facility II Closing Date to the SPV Asset Facility II Termination Date, there was a commitment fee of 0.75% per annum on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contained customary covenants, including certain financial maintenance covenants, limitations on the activities of ORCC II Financing II, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Asset Facility II was secured by a perfected first priority security interest in the assets of ORCC II Financing II and on any payments received by ORCC II Financing II in respect of those assets. Assets pledged to the SPV II Lenders were not available to pay the debts of the Company.
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

The 2026 Notes were issued pursuant to an Indenture dated as of November 26, 2019 (the “Base Indenture”), between us and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), and a Second Supplemental Indenture, dated as of November 15, 2023 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between us and the Trustee. The 2026 Notes will mature on November 15, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 8.450% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2024. Concurrent with the issuance of the 2026 Notes, we entered into a Registration Rights Agreement (the “2026 Registration Rights Agreement”) for the benefit of the purchasers of the 2026 Notes. Pursuant to the 2026 Registration Rights Agreement, we filed a registration statement with the SEC and, on September 17, 2024, commenced an offer to exchange the notes initially issued on November 15, 2023 for newly issued registered notes with substantially similar terms, which expired on October 18, 2024 and was completed promptly thereafter.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of the following periods, we had the below outstanding commitments to fund investments in current portfolio companies:

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	$687	$237
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	3,403	296
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	2,288	17
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	10,848	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	4,498	—
Alera Group, Inc.	First lien senior secured delayed draw term loan	4,958	7,133
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	—	464
Anaplan, Inc.	First lien senior secured revolving loan	972	972
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	—	150
Apex Service Partners, LLC	First lien senior secured revolving loan	33	59
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	496	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	339	1,354
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	379	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	52	52
Associations, Inc.	First lien senior secured delayed draw term loan	3,585	3
Associations, Inc.	First lien senior secured revolving loan	2,873	3,974
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	534	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	238	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	1,410	—
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	1,239	991
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	244	295
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	24	36
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	1,527	1,527
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	3,868	1,824
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	919	2,430
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured revolving loan	—	2,476
Brightway Holdings, LLC	First lien senior secured revolving loan	526	289
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	825	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	121	122
CivicPlus, LLC	First lien senior secured revolving loan	213	141
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	403	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	75	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	472	472
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	307	—

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	766	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	939	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	939	—
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	1,345	1,345
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	125	125
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	858	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	1,201	—
DuraServ LLC	First lien senior secured delayed draw term loan	2,216	—
DuraServ LLC	First lien senior secured revolving loan	1,190	—
EAGLE FAMILY FOODS GROUP LLC	First lien senior secured revolving loan	175	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	91	73
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	1,781	6,411
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	—	80
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	1,244	1,244
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	613	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	383	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4,149	4,978
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	2,230	2,230
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	1,882	1,882
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	1,082	—
Finastra USA, Inc.	First lien senior secured revolving loan	210	288
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	—	6,825
Forescout Technologies, Inc.	First lien senior secured revolving loan	1,121	700
Fortis Solutions Group, LLC	First lien senior secured revolving loan	66	85
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured delayed draw term loan	1,282	—
FR Vision Holdings, Inc. (dba CHA Consulting)	First lien senior secured revolving loan	434	—
Gainsight, Inc.	First lien senior secured revolving loan	448	448
Galls, LLC	First lien senior secured delayed draw term loan	4,760	—
Galls, LLC	First lien senior secured revolving loan	1,551	3,417
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	417	2,609
Gehl Foods, LLC	First lien senior secured delayed draw term loan	855	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	526	2,039
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	74	29
Global Music Rights, LLC	First lien senior secured revolving loan	631	83
Granicus, Inc.	First lien senior secured revolving loan	548	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4,583	4,583
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	3,343	3,343
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	3,702	38

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
HISSHO PARENT, LLC	First lien senior secured revolving loan	116	70
Hyland Software, Inc.	First lien senior secured revolving loan	85	85
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	963	723
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	221	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	100	60
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	377	377
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	172	269
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	685	6,857
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	210	1,705
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	952	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	776	654
Kaseya Inc.	First lien senior secured delayed draw term loan	24	30
Kaseya Inc.	First lien senior secured revolving loan	24	24
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	983	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	295	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	58	58
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	—	158
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	142	142
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	488	391
Lignetics Investment Corp.	First lien senior secured revolving loan	74	245
LineStar Integrity Services LLC	First lien senior secured delayed draw term loan	208	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,653	—
Litera Bidco LLC	First lien senior secured revolving loan	1,416	1,013
LSI Financing 1 DAC	Preferred Equity	5,956	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	1,069	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	166	149
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	50	39
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	1,786	1,786
Milan Laser Holdings LLC	First lien senior secured revolving loan	1,891	2,837
MINDBODY, Inc.	First lien senior secured revolving loan	1,071	1,071
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	68	32
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	3,958	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	2,435	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	1,602	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	644	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	335	429
Natural Partners, LLC	First lien senior secured revolving loan	68	68
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	2,660	—

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	496	—
Nelipak Holding Company	First lien senior secured delayed draw term loan	1,302	—
Nelipak Holding Company	First lien senior secured revolving loan	602	640
Nelipak Holding Company	First lien senior secured EUR revolving loan	—	677
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	218	218
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	747	2,727
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	2,113	1,972
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	2,931	1,798
Inovalon Holdings, Inc.	First lien senior secured delayed draw term loan	—	4,499
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	191
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	368	—
Park Place Technologies, LLC	First lien senior secured revolving loan	232	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	2,654	2,086
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	932	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	410	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	1,035	1,035
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	1,993	1,993
PetVet Care Centers, LLC	First lien senior secured revolving loan	2,092	2,092
Phantom Purchaser, Inc.	First lien senior secured revolving loan	227	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	10	176
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	33	50
Pluralsight, LLC	First lien senior secured delayed draw term loan	1,637	—
Pluralsight, LLC	First lien senior secured revolving loan	655	289
Premise Health Holding Corp.	First lien senior secured revolving loan	938	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	563	563
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	4,334	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	852	—
QAD, Inc.	First lien senior secured revolving loan	571	571
Quva Pharma, Inc.	First lien senior secured revolving loan	567	1,182
Relativity ODA LLC	First lien senior secured revolving loan	1,637	1,480
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	1,625	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	1,423	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	492	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	492	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	177	653
Securonix, Inc.	First lien senior secured revolving loan	149	153
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	225	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	51	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	406	428
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	75
Smarsh Inc.	First lien senior secured delayed draw term loan	95	95
Smarsh Inc.	First lien senior secured revolving loan	8	8

Portfolio Company ($ in thousands)	Investment	September 30, 2024	December 31, 2023
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	4,105	573
Sonny's Enterprises, LLC	First lien senior secured revolving loan	2,824	2,630
Swipe Acquisition Corporation (dba PLI)	First lien senior secured loan	—	772
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	882	882
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	46	70
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	—	50
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	112	112
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	89	67
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	2,353	941
The Shade Store, LLC	First lien senior secured revolving loan	220	82
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	1,206	1,455
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	223	481
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	1,250	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	625	4,685
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	1,300	2,000
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	2,942	6,000
Unified Women's Healthcare, LP	First lien senior secured revolving loan	88	88
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	183	183
Valence Surface Technologies LLC	First lien senior secured revolving loan	12	12
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	368	322
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	221	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	886	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	346	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured loan	8,440	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured delayed draw term loan	728	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	1,456	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	112	1,405
When I Work, Inc.	First lien senior secured revolving loan	143	143
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	964	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	2,937	1,620
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	150	150
		$212,298	$137,815

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Contractual Obligations

The table below presents a summary of our contractual payment obligations under our credit facilities as of September 30, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$133,230	$—	$—	$133,230	$—
SPV Asset Facility I	105,000	—	—	105,000	—
CLO XIII	260,000	—	—	—	260,000
2024 Notes	100,000	100,000	—	—	—
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$948,230	$100,000	$350,000	$238,230	$260,000
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

We invest in Credit SLF, a controlled affiliated investment, as defined in the 1940 Act. See “ITEM 1. - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for further details.

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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes accretion and amortization of discounts or premiums. Certain investments may have contractual PIK interest or dividends, the majority of which is structured at initial underwriting. PIK interest or dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion or amortization of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
Dividends
On November 8, 2024, our Board declared regular monthly distributions for November 2024 through January 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On November 8, 2024, our Board declared a special distribution of $0.02 per share, payable on or before February 14, 2025 to shareholders of record as of December 31, 2024.

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
As of September 30, 2024, 97.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility, and CLO XIII bear interest at variable rates with interest floors of 0.0%. The 2024 Notes and 2026 Notes bear interest at fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$55.5	$(14.9)	$40.6
Up 200 basis points	$37.0	$(10.0)	$27.0
Up 100 basis points	$18.5	$(5.0)	$13.5
Down 100 basis points	$(18.5)	$5.0	$(13.5)
Down 200 basis points	$(37.0)	$10.0	$(27.0)
Down 300 basis points	$(55.5)	$14.9	$(40.6)
_____________________
(1)Excludes the impact of income based fees. See Note 3 of our consolidated financial statements for more information on the income based fees.
We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.

Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan,issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
March 1, 2022	March 28, 2022	$15,362	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,734	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,068	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of Officer

On November 5, 2024, our Board appointed Jonathan Lamm, our Chief Financial Officer, to serve as our Chief Operating Officer effective as of November 11, 2024. Mr. Lamm will continue in his role as Chief Financial Officer. The role of Chief Operating Officer was previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

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

10.1
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of July 26, 2024, by and among ORCC II Financing LLC and OR Lending II LLC, as Borrowers, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent, and Cortland Capital Market Services LLC as Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2024).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: November 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 8, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer