Form 10-K
period 2024-12-31
Blue Owl Capital Corp II
filed 2025-03-06
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant’s shares of common stock.
As of March 5, 2025, the registrant had 128,672,264 shares of common stock, $0.01 par value per share, outstanding.

ii

iii

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Capital Corporation II was formed on October 15, 2015 as a corporation under the laws of the State of Maryland. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser’s inception in April 2016 through December 31, 2024, our Adviser and its affiliates have originated $142.0 billion aggregate principal amount of investments, of which $138.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We may hold our investments directly or through special purpose vehicles.
We are externally managed by Blue Owl Credit Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies focused on direct lending, alternative credit, investment grade credit, liquid credit and other related strategies. To achieve our investment objective, we will leverage the Adviser’s investment team’s expertise, skill and extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.
We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. As of December 31, 2024, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $875 million and weighted average annual EBITDA of $186 million.
While we believe that current market conditions favor extending credit to middle-market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2024, based on fair value, our portfolio consisted of 78.6% first lien senior secured debt investments, 10.4% second-lien senior secured debt investments, 1.7% unsecured investments, 3.1% preferred equity investments, 6.2% common equity investments and 0.0% joint venture investments. As of December 31, 2024, 97.0% of our debt investments based on fair value are floating rate in nature, the majority of which are subject to an interest rate floor. As of December 31, 2024, we had investments in 182 portfolio companies, with an average investment size in each of our portfolio companies of approximately $10.6 million based on fair value.
As of December 31, 2024, our portfolio was invested across 30 different industries. The largest industry in our portfolio as of December 31, 2024 was internet software and services, which represented, as a percentage of our portfolio, 10.1%, based on fair value.
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
We previously offered up to 424,000,000 shares of our common stock in a continuous public offering and a follow-on continuous public offering which was terminated on April 30, 2021. Through the termination of our continuous public offering, we issued 151,364,239 shares of our common stock for gross proceeds of approximately $1.39 billion, including seed capital contributed by our Adviser in September 2016 and approximately $10.0 million in gross proceeds raised in the private placement from certain individuals and entities affiliated with our Adviser.
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (“the Board” or “our Board”) in its discretion.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes at corporate rates.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). We currently have in place a senior secured revolving credit facility and one special purpose vehicle asset credit facility, and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes and in the future may issue additional unsecured notes. We have also entered into a term debt securitization transaction, also known as collateralized loan obligation transaction and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt”.
The Adviser and Administrator – Blue Owl Credit Advisors LLC
Blue Owl Credit Advisors LLC serves as our investment adviser pursuant to an amended and restated investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”) . See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement” below.
The Adviser is a Delaware limited liability company that has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which includes several strategies focused on direct lending, alternative credit, investment grade credit, liquid credit and other related strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, ODCA, OTCA, and OTCA II, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors our portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2024, the Blue Owl Credit Advisers managed $135.71 billion in assets under management (“AUM”). The Blue Owl Credit Advisers’ direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments, across the following four investment strategies which are offered through BDCs, private funds and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operates this strategy through diversification by borrower, sector, sponsor, and position size.

The diversified lending strategy is primarily offered through three BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”)(1).
As of December 31, 2024, the diversified lending strategy had $66.8 billion of assets under management.
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

The technology lending strategy is primarily offered through three BDCs: Blue Owl Technology Income Corp. ("OTIC"), Blue Owl Technology Finance Corp. (“OTF”) and Blue Owl Technology Finance Corp. II (“OTF II” and together with OBDC, OBDC II, OCIC, OTIC, and OTF, the “Blue Owl BDCs”)(2).
As of December 31, 2024, the technology lending strategy had $24.5 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle-market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the first lien lending strategy had $4.5 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the opportunistic lending strategy had $2.3 billion of assets under management.
(1) Prior to January 13, 2025, the diversified lending strategy was also offered through Blue Owl Capital Corporation III.
(2) On November 12, 2024, OTF, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OTF (“OTF Merger Sub”), and, solely for the limited purposes set forth therein, OTCA, a Delaware limited liability company and investment adviser to OTF, and OTCA II, a Delaware limited liability company and investment adviser to OTF II, entered into an Agreement and Plan of Merger pursuant to which OTF Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of OTF and, immediately thereafter, OTF II will merge with and into OTF, with OTF continuing as the surviving company. Consummation of the mergers, which is expected to occur in the first or second quarter of 2025, is subject to certain closing conditions, including requisite approvals of OTF II’s and of OTF’s shareholders.
We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending platform, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's

Credit platform includes (1) a liquid credit strategy, which seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through collateralized loan obligation vehicles (“CLOs”); (2) an alternative credit strategy, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (3) an investment grade credit strategy focused on generating capital-efficient investment income through asset-baked finance, private corporate credit, and structured products; and (4) other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2024, these strategies had $37.6 billion of assets under management.
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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

Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
The Investment Team includes more than 130 investment professionals and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that as a result of the formation of Blue Owl, the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2024, the Adviser and its affiliates have reviewed over 10,200 opportunities and sourced potential investment opportunities from more than 780 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
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

Established Companies with Positive Cash Flow. We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.
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
•reviewing responsible investing and environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.
Structure of Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first lien loans. As of December 31, 2024, 48.7% of our first lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
•Fifth Season Investment LLC (“Fifth Season”), a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.

•LSI Financing 1 DAC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
•LSI Financing LLC, a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with EBITDA between $10 million and $250 million annually, and/or annual revenue of $50 million to $2.5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with low loan-to-value ratios (e.g., the amount of outstanding debt as a percentage of the value of the company) of 50% or lower. Our target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of our capital base. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.
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
As of December 31, 2024 and 2023, we had investments in 182 and 159 portfolio companies, respectively, with an aggregate fair value of $1.9 billion and $2.0 billion, respectively. The table below presents our investments for the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments(1)	$1,537,612	$1,520,940	$(16,672)	$1,408,127	$1,400,246	$(7,881)
Second-lien senior secured debt investments	229,288	200,284	(29,004)	455,907	440,071	(15,836)
Unsecured debt investments	33,526	33,594	68	40,619	38,895	(1,724)
Preferred equity investments(2)	60,414	59,624	(790)	67,709	67,941	232
Common equity investments(3)	77,166	120,759	43,593	64,338	98,711	34,373
Joint ventures(4)	190	191	1	—	—	—
Total Investments	$1,938,196	$1,935,392	$(2,804)	$2,036,700	$2,045,864	$9,164
______________
(1)Includes debt investments in Amergin AssetCo. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing DAC. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, LSI Financing LLC and Fifth Season. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo, LSI Financing LLC and Fifth Season.
(4)Includes equity investment in Credit SLF. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Credit SLF.

As of December 31, 2024 and 2023, we had outstanding commitments to fund unfunded investments totaling $181.8 million and $137.8 million, respectively.
The table below presents the industry composition of investments at fair value as of the following periods:

	December 31, 2024		December 31, 2023
Advertising and media	2.5%		1.0%
Aerospace and defense	2.9		4.1
Asset based lending and fund finance(1)	1.2		2.2
Automotive Services	2.2		2.0
Buildings and real estate	3.5		3.0
Business services	3.1		3.5
Chemicals	4.2		2.6
Consumer products	5.0		5.3
Containers and packaging	1.8		1.7
Distribution	3.0		2.6
Education	0.6		1.0
Energy equipment and services	0.5		—
Financial services	3.3		1.4
Food and beverage	8.4		8.4
Healthcare equipment and services	2.9		4.5
Healthcare providers and services	7.2		7.1
Healthcare technology	8.0		6.8
Household products	1.9		2.5
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.2		0.5
Insurance(3)	6.5		8.5
Internet software and services	10.1		11.5
Joint ventures(4)	0.0	(5)	—
Leisure and entertainment	2.2		2.9
Manufacturing	8.1		7.5
Oil and gas	—		0.4
Pharmaceuticals(2)	0.5		0.0	(5)
Professional services	2.5		2.4
Specialty retail	3.5		3.4
Telecommunications	0.5		0.4
Transportation	1.2		1.3
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC . See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Includes equity investment in Credit SLF. See “ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 4. Investments” for more information regarding Credit SLF.
(5)Rounds to less than 0.1%.

The table below presents the geographic composition of investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	21.7%	18.7%
Northeast	15.5	16.5
South	30.0	31.3
West	25.4	25.3
International	7.4	8.2
Total	100.0%	100.0%

Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, OBDC, OCIC, OTF, OTF II, OTIC, and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF's Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of debt securities and cash flows from operations, including interest received on our debt investments.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. Our current target leverage ratio is 0.75x. As of December 31, 2024 and 2023, our asset coverage was 231% and 239%, respectively. See “Regulation as a Business Development Company – Senior Securities” below.
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
Debt obligations consisted of the below as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$50,443	$199,555	$(3,074)	$47,369
SPV Asset Facility I	375,000	195,000	14,286	(2,936)	192,064
CLO XIII	260,000	260,000	—	(2,095)	257,905
2026 Notes	350,000	350,000	—	(4,444)	345,556
Total Debt	$1,235,000	$855,443	$213,841	$(12,549)	$842,894
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
SPV Asset Facility I	$250,000	$60,000	$174,934	$(1,285)	$58,715
SPV Asset Facility II	325,000	125,000	19,715	(4,992)	120,008
CLO XIII	260,000	260,000	—	(2,236)	257,764
2024 Notes	100,000	100,000	—	1,138	101,138
2026 Notes	350,000	350,000	—	(6,527)	343,473
Total Debt	$1,285,000	$895,000	$194,649	$(13,902)	$881,098
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
Board Approval of the Investment Advisory Agreement
On May 6, 2024, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 6, 2024. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administrative Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs),
•the costs of any shareholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. Our obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement; however, there are no Reimbursement Payments conditionally due from the Company to the Adviser.
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

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	5,857	730	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	5,794	—	7.4%	N/A	0.70%
September 30, 2020	3,079	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$16,186	$16,568
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

Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio companies.
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
Term
The Board expects to contemplate a liquidity event for our shareholders three to four years after the completion of our continuous public offering. We consider the offering period to be complete as of the termination date of the most recent public equity offering as we have not conducted a public equity offering during the ensuing two year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser. A liquidity event involving a merger or sale of all or substantially all of our assets would require the approval of our shareholders in accordance with our charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow us to retain our investment portfolio intact. If we determine to list securities on a national securities exchange, we expect to, although are not required to, maintain our external management structure. If we have not consummated a liquidity event by the five-year anniversary of the completion of our continuous public offering, the Board will consider (subject to any necessary Shareholder approvals and applicable requirements of the 1940 Act) liquidating us and distributing cash to our shareholders, and dissolving us in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Adviser has made meaningful strides in developing a strategic approach to advancing its corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly

We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures (“TCFD”) in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officer is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups, which are open to all employees and aim to build community through shared identities, helping Blue Owl to further its goal of promoting a sense of inclusion and belonging. Blue Owl also works with select partners to provide its employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.

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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity.
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
Warrants and Options. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (as defined in the Code),” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
•The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations
We are subject to risks related to our business and operations.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
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
•We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East and Northern Africa region), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics, pandemics and emergencies, fluctuations in interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.

The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have experienced disruption resulting from the COVID-19 pandemic and an inflationary economic environment. These market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflict in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations . The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S. Presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. If this ratio declines below the relevant amount, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-23.7%	-14.7%	-5.8%	3.1%	12.0%
______________
(1)Assumes, as of December 31, 2024, (i) $2.00 billion in total assets, (ii) $0.86 billion in outstanding indebtedness, (iii) $1.12 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.7%.
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
Under the terms of the Revolving Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLO currently expire between November 2026 and September 2035. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, executes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days' notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 120 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.

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
We are subject to risks associated with the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
We historically used the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate in the loans we extended to our portfolio companies. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR, announced that it would phase out LIBOR by the end of 2021 (later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.

In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Beginning in the first quarter of 2022, we transitioned any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm., any of which could harm our business and results of operations.
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
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and And/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business.
Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD.”) Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flows. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.

We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SDFR. Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong, have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates receive fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Diversified Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance.
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
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
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
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to shareholders than they would otherwise receive if full fees and costs were charged.
The Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to shareholders, reductions, waivers and absorptions of fees and costs result in higher returns to shareholders than such shareholders would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Adviser.

Products within Blue Owl’s Real Assets platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Assets platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Assets platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Assets platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
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
Our Adviser and certain of our affiliates have received an order for exemptive relief (as amended, the “Order”) from the SEC, on which we are permitted to rely, that permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds when such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its

directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “—We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). We may not be required to announce an acquisition or strategic transaction until a definitive agreement is reached and the announcement or consummation of any such transaction may adversely impact our business relationships or engender competitive responses.
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
Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.
There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
In addition, a significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. In some instances a borrower may engage in liability management exercises with certain of its investors who agree to provide additional capital or capital on modified terms in exchange for a superior position in the portfolio company’s capital structure. In such instances, the collateral securing our investment may be reduced or our lien may be further subordinated. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.
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
We have invested and may continue to invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issue.
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
To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
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
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders. See “—If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.”
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
We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of elevated interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heighted risk in the event that the counterparty defaults on its obligations to us.
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
Our portfolio may be focused on a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry.
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries.To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2024, our investments in internet software and services represented 10.1% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2024, our investments in insurance represented 6.5% of our portfolio at fair value. The U.S. insurance industry is heavily regulated and our investments in insurance are subject to a variety of risks, including, but not limited to, additional or changing government regulations that could increase compliance and other costs of doing business, which may impact the business of such portfolio companies.
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
Under the terms of the loan sale agreement entered into in connection with our debt securitization transaction with respect to the CLO (the “CLO Transaction”), we and certain financing subsidiaries sold and/or contributed to the issuer in connection with the CLO Transaction (the "CLO Issuer"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreement. As a result of the CLO Transaction, we hold all of the preferred shares issued by the CLO Issuer (the “CLO Preferred Shares”). In the case of CLO Issuer organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO Issuer, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transaction resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transaction, which may prevent us from taking actions that we would take if we held such underlying loan directly.
The subordination of the CLO Preferred Shares will affect our right to payment.
The CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer and CLO Co-Issuer, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the“CLO Indenture”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
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
The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under the CLO Indenture, as long as any CLO Debt of the CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the CLO Issuer to take certain actions under the CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indenture, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the CLO Issuer.
The CLO Indenture requires mandatory redemption of the CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.

Under the CLO Indenture governing the CLO Transaction, there are two coverage tests applicable to CLO Debt. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by the CLO Issuer to the amount of interest due and payable on the CLO Debt of the CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by the CLO Issuer must meet a minimum percentage under the CLO Indenture for the respective class or classes of the amount equal to the interest payable on the CLO Debt of the CLO Issuer for such class or classes, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of the CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of the CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by the CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of the CLO Issuer.
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
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new U.S. Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, the withdrawal is not expected to go into affect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
The value of our common stock may fluctuate significantly.
The value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
◦changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source
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
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
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
We have a adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who elect to participate, or “opt-in,” in shares of our common stock. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.
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
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLO. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facility, CLO and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
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
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;

•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed, at corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment. If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement (1) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as defined by the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the new U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidential business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief

Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management . When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, Blue Owl’s Audit Committee or Blue Owl’s Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors - Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”

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
The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024		December 31, 2023		December 31, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of distributions	5,734,171	$51,222	5,367,227	$48,104	4,759,464	$41,973
Repurchased Shares	(18,348,487)	(163,763)	(11,530,869)	(103,659)	(9,630,699)	(84,622)
Total shares/net repurchases	(12,614,316)	(112,541)	(6,163,642)	(55,555)	(4,871,235)	(42,649)
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
The following table presents shares issued pursuant to the dividend reinvestment plan during the year ended December 31, 2024:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80

Distributions
The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 12, 2024	Quarterly	0.02	2,615
August 6, 2024	October 29, 2024	October 30, 2024	Monthly	0.06	7,844
November 8, 2024	November 26, 2024	November 27, 2024	Monthly	0.06	7,876
November 8, 2024	December 24, 2024	December 26, 2024	Monthly	0.06	7,901
November 8, 2024	December 31, 2024	February 14, 2025	Quarterly	0.02	2,555
			Total	$0.81	$109,361
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
Through November 7, 2023, the date on which our Expense Support Arrangement was terminated, a portion of our distributions resulted from expense support from the Adviser, each of which is subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital. Shareholders should understand that any such distributions were not based on our investment performance. Shareholders should also understand that our repayments of expense support reduce the distributions that they would otherwise receive. As of March 31, 2024, all expense support payments made to us by the Adviser had either been recouped by the Adviser or expired. There can be no assurance that we will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.80	$108,469	99.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.01	892	0.8
Total	$0.81	$109,361	100.0%

	Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%
______________
(1)The per share amounts round to less than $0.01 per share.

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
Holders
As of March 5, 2025, there were approximately 12 thousand holders of record of our common stock.
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
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time. The following table presents the shares repurchased during the year ended December 31, 2024:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658

Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2024	$50.4	$2,306	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
December 31, 2024	$195.0	$2,306	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
December 31, 2024	$260.0	$2,306	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
December 31, 2024	$350.0	$2,306	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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
(7)2024 Notes matured in November 2024.
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
Our Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies focused on direct lending, alternative credit, investment grade credit, liquid credit and other related strategies. Subject to the overall supervision of our Board, our Adviser manages the day-to-day operations of, and provides investment advisory and management services, to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. Our Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of December 31, 2024, the Adviser and its affiliates had $135.7 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.

The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. Our Adviser and certain affiliates, including us, have been granted an order for exemptive relief (as amended, the “Order”) by the SEC that permits us to co-invest with other funds managed by our Adviser or certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order and that have an investment objective similar to ours.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2024, our Adviser and its affiliates have originated $142.0 billion aggregate principal amount of investments, of which $138.0 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We define “middle-market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment, although we may on occasion invest in smaller or larger companies if an opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. We generally seek to invest in upper middle-market companies with a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2024, our average debt investment size in each of our portfolio companies was approximately $10.6 million based on fair value. As of December 31, 2024, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $875 million, weighted average annual EBITDA of $186 million, an average interest coverage of 1.6x and an average net loan-to value of 45.0%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2024, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.

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
• cost of corporate and organizational expenses relating to offerings of shares of our common stock;
• cost of calculating our net asset value, including the cost of any third-party valuation services;
• cost of effecting any sales and repurchases of our common stock and other securities;
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
• costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
• costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;

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
Potential Market Trends
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
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, will continue to drive deal activity. We expect that private equity sponsors will continue to pursue acquisitions and leverage their equity investments with secured loans provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2024, based on fair value, our portfolio consisted of 78.6% first lien senior secured debt investments (of which 48.7% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 10.4% second-lien senior secured debt investments, 1.7% unsecured investments, 3.1% preferred equity investments, 6.2% common equity investments and 0.0% joint venture investments.
As of December 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.9% and 10.9%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.3% and 11.3%, respectively.
As of December 31, 2024, we had investments in 182 portfolio companies with an aggregate fair value of $1.94 billion. As of December 31, 2024, we had net leverage of 0.72x debt-to-equity.
The current lending environment is challenging as the broadly syndicated loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $186 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments has also increased to approximately $350.0 million (from approximately $200.0 million in 2021) and average total new deal size has increased to approximately $1.00 billion (from approximately $600.0 million in 2021).
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
We also continue to invest in Credit SLF and specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Amergin Asset Management LLC, Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”) and LSI Financing LLC. In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies” and “Joint Ventures.”

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
New investment commitments
Gross originations	$933,502	$264,862	$124,959
Less: Sell downs	(3,808)	(457)	(7,104)
Total new investment commitments	$929,694	$264,405	$117,855
Principal amount of investments funded:
First-lien senior secured debt investments	$702,657	$199,135	$61,879
Second-lien senior secured debt investments	32,000	—	1,882
Unsecured debt investments	16,943	—	1,572
Preferred equity investments	—	2,473	7,044
Common equity investments	11,035	1,346	7,381
Joint venture investments	190	—	—
Total principal amount of investments funded	$762,825	$202,954	$79,758
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(542,000)	$(390,343)	$(232,768)
Second-lien senior secured debt investments	(252,584)	(33,356)	(7,751)
Unsecured debt investments	(26,337)	(39)	(1,799)
Preferred equity investments	(5,932)	(113)	(3,046)
Common equity investments	(1,490)	(6)	(3,150)
Joint venture investments	—	—	—
Total principal amount of investments sold or repaid	$(828,343)	$(423,857)	$(248,514)
Number of new investment commitments in new portfolio companies(1)	70	21	37
Average new investment commitment amount in new portfolio companies	$10,894	$10,287	$2,138
Weighted average term for new investment commitments (in years)	5.3	5.3	5.2
Percentage of new debt investment commitments at floating rates	97.9%	97.4%	96.8%
Percentage of new debt investment commitments at fixed rates	2.1%	2.6%	3.2%
Weighted average interest rate of new investment commitments(2)	9.9%	11.3%	11.2%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.4%	5.9%	6.5%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.31%, 5.33% and 4.59% as of December 31, 2024, 2023 and 2022, respectively.

The table below presents investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(5)	$1,537,612	$1,520,940	$1,408,127	$1,400,246
Second-lien senior secured debt investments	229,288	200,284	455,907	440,071
Unsecured debt investments	33,526	33,594	40,619	38,895
Preferred equity investments(2)	60,414	59,624	67,709	67,941
Common equity investments(3)	77,166	120,759	64,338	98,711
Joint ventures(4)	190	191	—	—
Total Investments	$1,938,196	$1,935,392	$2,036,700	$2,045,864
______________
(1)Includes investment in Amergin AssetCo.
(2)Includes investments in LSI Financing DAC. See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing DAC.
(3)Includes investments in Amergin AssetCo, Fifth Season and LSI Financing LLC. See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo, Fifth Season and LSI Financing LLC.
(4)Includes equity investment in Blue Owl Credit SLF.
(5)49% and 66% of which we consider unitranche loans as of December 31, 2024 and December 31, 2023, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	December 31, 2024		December 31, 2023
Advertising and media	2.5%		1.0%
Aerospace and defense	2.9		4.1
Asset based lending and fund finance(1)	1.2		2.2
Automotive Services	2.2		2.0
Buildings and real estate	3.5		3.0
Business services	3.1		3.5
Chemicals	4.2		2.6
Consumer products	5.0		5.3
Containers and packaging	1.8		1.7
Distribution	3.0		2.6
Education	0.6		1.0
Energy equipment and services	0.5		—
Financial services	3.3		1.4
Food and beverage	8.4		8.4
Healthcare equipment and services	2.9		4.5
Healthcare providers and services	7.2		7.1
Healthcare technology	8.0		6.8
Household products	1.9		2.5
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.2		0.5
Insurance(3)	6.5		8.5
Internet software and services	10.1		11.5
Joint ventures(4)	0.0	(5)	—
Leisure and entertainment	2.2		2.9
Manufacturing	8.1		7.5
Oil and gas	—		0.4
Pharmaceuticals(2)	0.5		0.0	(5)
Professional services	2.5		2.4
Specialty retail	3.5		3.4
Telecommunications	0.5		0.4
Transportation	1.2		1.3
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo. See “Specialty Finance Portfolio Companies” for more information regarding Amergin AssetCo.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC. See “Specialty Finance Portfolio Companies” for more information regarding LSI Financing DAC and LSI Financing LLC.
(3)Includes investments in Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Includes equity investment in Blue Owl Credit SLF.
(5)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	21.7%	18.7%
Northeast	15.5	16.5
South	30.0	31.3
West	25.4	25.3
International	7.4	8.2
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
Weighted average total yield of portfolio(1)	10.9%	12.4%
Weighted average total yield of accruing debt and income producing securities(1)	11.3%	12.7%
Weighted average interest rate of accruing debt securities	10.6%	12.1%
Weighted average spread over base rate of all accruing floating rate investments	6.0%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with the oversight of the Diversified Lending Investment Committee and/or other agents of Blue Owl’s Credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser's workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee.

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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$149,636	7.7%	$327,357	16.0%
2	1,536,225	79.3	1,478,186	72.3
3	227,474	11.8	218,914	10.7
4	18,813	1.0	12,310	0.6
5	3,244	0.2	9,097	0.4
Total	$1,935,392	100.0%	$2,045,864	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,770,799	98.4%	$1,892,893	99.4%
Non-accrual	29,627	1.6	11,761	0.6
Total	$1,800,426	100.0%	$1,904,654	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of December 31, 2024, the fair market value of our investment in Amergin Asset Management LLC was $1.6 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024, the fair market value of our investment in Amergin AssetCo was $8.4 million, of which $3.4 million is equity and $5.0 million is debt, and we had an unfunded equity commitment of $4.8 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of December 31, 2024, the fair value of our equity investment in Fifth Season was $3.0 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2024, the fair value of our investment in LSI Financing DAC was $0.2 million.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25th, 2024, the Company redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $9.6 million and our total commitment was $9.6 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Ventures
Credit SLF
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF's Supplemental Financial Information.

Results of Operations
The table below represents the operating results for the following periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Total Investment Income	$256,887	$272,763	$218,243
Less: Net Operating Expenses	145,644	149,510	114,813
Net Investment Income (Loss) Before Taxes	111,243	123,253	103,430
Less: Income tax expense (benefit), including excise tax expense (benefit)	2,774	2,821	1,957
Net Investment Income (Loss) After Taxes	108,469	120,432	101,473
Net change in unrealized gain (loss)	(11,758)	17,089	(28,817)
Net realized gain (loss)	(14,747)	(7,728)	524
Net Increase (Decrease) in Net Assets Resulting from Operations	$81,964	$129,793	$73,180
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended December 31, 2024, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments and a realized loss in connection with the restructuring of a debt investment.
Investment Income
The table below presents the investment income for the following periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest income from investments	$207,915	$227,294	$180,360
Payment-in-kind interest income	27,975	26,864	21,590
Dividend income	16,976	16,374	13,173
Other income	4,021	2,231	3,120
Total investment income	$256,887	$272,763	$218,243
For the Year Ended December 31, 2024 and 2023
Investment income decreased to $256.9 million for the year ended December 31, 2024 from $272.8 million for the same period in prior year primarily due to a decrease in interest income as a result of a decline in weighted average yield from 12.4% to 10.9% while our debt portfolio at par decreased from $2.0 billion to $1.8 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $3.8 million to $8.0 million period over period due to an increase in repayment activity. For the year ended December 31, 2024 and 2023, PIK income represented 13.0% and 12.0% of investment income, respectively. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
For the Year Ended December 31, 2023 and 2022
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

Expenses
The table below presents expenses for the following periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$82,860	$67,249	$50,010
Management fee	30,817	32,775	35,142
Performance based incentive fees	23,006	28,018	20,006
Professional fees	3,888	5,482	5,208
Directors’ fees	785	780	1,194
Other general and administrative	4,288	3,555	3,253
Total operating expenses	$145,644	$137,859	$114,813
Recoupment of expense support	—	11,651	—
Net operating expenses	$145,644	$149,510	$114,813
For the Year Ended December 31, 2024 and 2023
Net operating expenses decreased to $145.6 million for the year ended December 31, 2024 from $149.5 million for the same period ended December 31, 2023 primarily due to the expiration of expense support recoverable by the Adviser due to the termination of the Expense Support Agreement on November 7, 2023, management fees and incentive fees, offset by an increase in interest expense. The increase in interest expense of $15.6 million was driven by an increase in our weighted average interest rate from 6.4% to 8.3% (including the impact of fees on undrawn portions of our credit facilities) period over period and the acceleration of SPV Asset Facility II’s deferred financing costs upon termination, partially offset by lower average daily borrowings period over period. The decrease in management fees of $2.0 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.
For the Year Ended December 31, 2023 and 2022
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
Selected Financial Data
The table below sets forth selected consolidated historical financial data for the years ended December 31, 2024, 2023 and 2022. The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

($ in thousands, except per share amounts)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Consolidated Statements of Operations Data
Income
Total investment income	$256,887	$272,763	$218,243
Expenses
Total Operating Expenses	$145,644	$137,859	$114,813
Recoupment of expense support	$—	$11,651	$—
Net Operating Expenses	145,644	149,510	114,813
Net investment income before income taxes	$111,243	$123,253	$103,430
Income tax, including excise tax expense	$2,774	$2,821	$1,957
Net investment income after income taxes	$108,469	$120,432	$101,473
Total net realized and unrealized gain (loss) on investments	(26,505)	9,361	(28,293)
Increase in net assets resulting from operations	$81,964	$129,793	$73,180
Earnings per common share – basic and diluted	$0.61	$0.90	$0.49

($ in thousands, except per share amounts)	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Consolidated Balance Sheet Data
Investments at fair value	$1,935,392	$2,045,864	$2,259,492
Cash (including foreign cash)	50,891	126,383	47,275
Total assets	2,003,841	2,190,553	2,326,450
Total debt (net of unamortized debt issuance costs)	842,894	881,098	996,673
Total liabilities	880,292	927,066	1,030,189
Total net assets	1,123,549	1,263,487	1,296,261
Net asset value per share	$8.80	$9.00	$8.85
Other Data:
Number of portfolio companies at year end	182	159	159
Distributions Declared Per Share	$0.81	$0.75	$0.63
Total return based on net asset value	7.0%	10.4%	5.7%
Weighted average total yield of portfolio at fair value	10.9%	12.4%	11.4%
Weighted average total yield of portfolio at amortized cost	10.9%	12.5%	11.4%
Weighted average yield of debt and income producing securities at fair value	11.0%	12.7%	11.6%
Weighted average yield of debt and income producing securities at amortized cost	11.0%	12.7%	11.6%
Fair value of debt investments as a percentage of principal	96.1%	97.3%	96.9%

Selected Quarterly Financial Data

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$66,393	$64,035	$64,575	$61,884
Net operating expenses	36,687	36,556	41,474	33,701
Net investment income (loss)	29,706	27,479	23,101	28,183
Net realized and unrealized gain (loss) on investments	(1,841)	(11,970)	(5,195)	(7,499)
Increase (decrease) in net assets resulting from operations	$27,865	$15,509	$17,906	$20,684
Net asset value per share as of the end of the quarter	$8.99	$8.90	$8.84	$8.80
Earnings (losses) per share - basic and diluted	$0.20	$0.11	$0.13	$0.16

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$67,223	$67,758	$68,188	$69,594
Net Operating Expenses	40,335	39,827	33,993	38,176
Net investment income (loss)	26,888	27,931	34,195	31,418
Net realized and unrealized gains (losses)	4,447	3,546	2,580	(1,212)
Increase (decrease) in net assets resulting from operations	$31,335	$31,477	$36,775	$30,206
Net asset value per share as of the end of the quarter	$8.89	$8.94	$9.00	$9.00
Earnings (losses) per share - basic and diluted	$0.21	$0.22	$0.26	$0.21

	For the Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$48,379	$50,219	$56,071	$63,574
Net operating expenses	25,395	27,566	30,040	33,769
Net investment income (loss)	22,984	22,653	26,031	29,805
Net realized and unrealized gains (losses)	(12,979)	(36,632)	12,848	8,470
Increase (decrease) in net assets resulting from operations	$10,005	$(13,979)	$38,879	$38,275
Net asset value per share as of the end of the quarter	$8.90	$8.65	$8.76	$8.85
Earnings (losses) per share - basic and diluted	$0.07	$(0.09)	$0.26	$0.49
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
For the years ended December 31, 2024, 2023, and 2022 we recorded U.S. federal and state income tax expenses of $2.8 million, $2.8 million, and $2.0 million, including U.S. federal excise tax expense of $1.3 million, $0.4 million, and $0.3 million, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2024, 2023 and 2022, we recorded a current net tax expense of $1.3 million, $0.1 million, and $1.7 million for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net change in unrealized gain (loss) on investments	$(13,395)	$15,806	$(22,486)
Income tax (provision) benefit	8	(1,539)	(1,308)
Translation of assets and liabilities in foreign currencies	1,629	2,822	(5,023)
Net change in unrealized gain (loss)	$(11,758)	$17,089	$(28,817)

For the Year Ended December 31, 2024 and 2023
For the year ended December 31, 2024, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by increases in the fair value of certain debt and equity investments and credit spreads tightening across the broader markets.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
KPCI Holdings, L.P.	$7,092
The Better Being Co., LLC (fka Nutraceutical International Corporation)	3,531
Loparex Midco BV	3,516
Valence Surface Technologies LLC	1,967
Remaining Portfolio Companies	(1,283)
EOS Finco S.A.R.L	(2,068)
Cornerstone OnDemand, Inc.	(2,401)
Peraton Corp.	(2,727)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(4,592)
Walker Edison Furniture Company LLC(1)	(6,563)
H-Food Holdings, LLC	(9,867)
Net unrealized gain (loss) on investments	$(13,395)
________________
(1)Portfolio company is a non-controlled, affiliated investment.
For the Year Ended December 31, 2023 and 2022
For the year ended December 31, 2023, net unrealized gain on investments was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2022. As of December 31, 2023, the fair value of our debt investments as a percentage of principal was 97.3% as compared to 96.9% as of December 31, 2022. The primary driver of our portfolio’s net unrealized gain for the year ended December 31, 2023 was due to market conditions, including credit spreads tightening, and reversals of prior period unrealized losses that were realized during the period in connection with the restructuring of certain debt investments.

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

For the Years Ended December 31, 2022 and 2021
For the year ended December 31, 2022, the net unrealized loss on investments was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2021. As of December 31, 2022, the fair value of our debt investments as a percentage of principal was 96.9% as compared to 98.4% as of December 31, 2021. The primary driver of our portfolio’s net unrealized loss for the year ended December 31, 2022 was due to market conditions.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Swipe Acquisition Corporation (dba PLI)	$6,229
PCF Holdco, LLC (dba PCF Insurance Services)	5,104
Remaining portfolio companies	(12,548)
Conair Holdings, LLC	(4,252)
Valence Surface Technologies LLC	(3,878)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,820)
H-Food Holdings, LLC	(2,562)
Nutraceutical International Corporation	(2,475)
Packaging Coordinators Midco, Inc.	(1,895)
CIBT Global, Inc.	(1,749)
Muine Gall, LLC	(1,640)
Net unrealized gain (loss) on investments	$(22,486)

Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net realized gain (loss) on investments	$(11,842)	$(7,718)	$928
Net realized gain (loss) on foreign currency transactions	(2,905)	(10)	(404)
Net realized gain (loss)	$(14,747)	$(7,728)	$524
Realized Gross Internal Rate of Return
Since we began investing in 2017 through December 31, 2024, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.5% (based on total capital invested of $2.6 billion and total proceeds from these exited investments of $3.2 billion).
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
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments, our credit facilities, debt securitization transaction and other secured and unsecured debt. The primary uses of our cash are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our shares.
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
As of December 31, 2024 and December 31, 2023, our asset coverage ratios were 231% and 239%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of December 31, 2024, taken together with our available debt of $213.8 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of December 31, 2024, we had $50.9 million in cash. During the year ended December 31, 2024, cash provided by operating activities was $192.9 million, primarily as a result of repayments and selldowns of portfolio investments of $745.9 million and other operating activities of $62.3 million, partially offset by funding portfolio investments of $615.3 million. Lastly, we used $268.4 million of cash for financing activities during the period, as a result of distributions paid of $59.8 million, repurchased shares of $162.5 million, net repayments of $39.3 million, and deferred financing costs paid of $6.8 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of distributions	5,734,171	$51,222	5,367,227	$48,104	4,759,464	$41,973
Repurchased Shares	(18,348,487)	(163,763)	(11,530,869)	(103,659)	(9,630,699)	(84,622)
Total shares/net repurchases	(12,614,316)	$(112,541)	(6,163,642)	$(55,555)	(4,871,235)	$(42,649)

Prior to the termination of our continuous public offering, in the event of a material decline in our net asset value per share, our Board reduced the offering price in order to establish a new net offering price per share. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.
During the years ended December 31, 2024, 2023 and 2022, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80

Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 12, 2024	Quarterly	0.02	2,615
August 6, 2024	October 29, 2024	October 30, 2024	Monthly	0.06	7,844
November 8, 2024	November 26, 2024	November 27, 2024	Monthly	0.06	7,876
November 8, 2024	December 24, 2024	December 26, 2024	Monthly	0.06	7,901
November 8, 2024	December 31, 2024	February 14, 2025	Quarterly	0.02	2,555
			Total	$0.81	$109,361
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
The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 30, 2024	Quarterly	0.030000	4,210
			Total	$0.745082	$107,012
The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2022:

	For the Years Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
January 25, 2022	January 25, 2022	January 26, 2022	Monthly	$0.050180	$7,596
January 25, 2022	February 22, 2022	February 23, 2022	Monthly	0.050180	7,616
January 25, 2022	March 29, 2022	March 30, 2022	Monthly	0.050180	7,635
February 23, 2022	April 26, 2022	April 27, 2022	Monthly	0.050180	7,568
February 23, 2022	May 24, 2022	May 25, 2022	Monthly	0.050180	7,588
February 23, 2022	June 28, 2022	June 29, 2022	Monthly	0.050180	7,607
May 3, 2022	July 26, 2022	July 27, 2022	Monthly	0.050180	7,479
May 3, 2022	August 30, 2022	August 31, 2022	Monthly	0.050180	7,499
August 2, 2022	September 30, 2022	November 15, 2022	Quarterly	0.007589	1,120
May 3, 2022	September 27, 2022	September 28, 2022	Monthly	0.050180	7,519
August 2, 2022	October 25, 2022	October 26, 2022	Monthly	0.050180	7,406
August 2, 2022	November 29, 2022	November 30, 2022	Monthly	0.050180	7,429
August 2, 2022	December 27, 2022	December 28, 2022	Monthly	0.050180	7,448
November 1, 2022	December 31, 2022	February 2, 2023	Quarterly	0.016731	2,451
				$0.626480	$93,961

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

	Year Ended December 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.80	$108,469	99.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.01	892	0.8
Total	$0.81	$109,361	100.0%

	Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	$—	524	0.6%
Distributions in excess of (undistributed) net investment income and realized gains	$(0.05)	(8,036)	(8.6)%
Total	$0.63	$93,961	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
March 10, 2021	April 6, 2021	$18,995,153	$8.95	1,945,553
June 1, 2021	June 28, 2021	$19,621,539	$8.99	2,182,596
August 30, 2021	September 27, 2021	$11,911,588	$9.00	1,323,510
November 29, 2021	December 27, 2021	$11,859,682	$9.00	1,317,742
March 1, 2022	March 28, 2022	$15,362,486	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,733,988	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,067,664	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458,302	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505,293	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391,392	$8.80	4,362,658
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to December 31, 2024 was 76.0% (without upfront sales load) and 67.2% (with maximum upfront sales load). The following table presents cumulative total returns for the year ended December 31, 2024, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	7.0%	7.0%	8.3%	8.8%	9.8%	76.1%	67.3%
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
Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$50,443	$199,555	$(3,074)	$47,369
SPV Asset Facility I	375,000	195,000	14,286	(2,936)	192,064
CLO XIII	260,000	260,000	—	(2,095)	257,905
2026 Notes	350,000	350,000	—	(4,444)	345,556
Total Debt	$1,235,000	$855,443	$213,841	$(12,549)	$842,894
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
SPV Asset Facility I	$250,000	$60,000	$174,934	$(1,285)	$58,715
SPV Asset Facility II	325,000	125,000	19,715	(4,992)	120,008
CLO XIII	260,000	260,000	—	(2,236)	257,764
2024 Notes	100,000	100,000	—	1,138	101,138
2026 Notes	350,000	350,000	—	(6,527)	343,473
Total Debt	$1,285,000	$895,000	$194,649	$(13,902)	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.

For the following periods, the components of interest expense were as follows:

	Year Ended December 31,
($ in thousands)	2024		2023	2022
Interest expense	$74,699		$64,691	$48,420
Amortization of debt issuance costs	8,161		2,558	1,590
Total Interest Expense	$82,860		$67,249	$50,010
Average interest rate	8.3%	(1)	6.4%	4.4%
Average daily borrowings	$897,457		$956,970	$1,048,712
______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.
Revolving Credit Facility
On January 12, 2024 (the “Revolving Credit Facility Closing Date”), we entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders and issuing banks from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain of our subsidiaries in existence as of the Revolving Credit Facility Closing Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us in the future (each a “Guarantor”

and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for (a) a term loan in an initial amount of $25.0 million and (b) subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $225.0 million. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.00 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $40.0 million limit for swingline loans.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary.
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
Debt Securitization Transaction
We incur secured financing through a debt securitization transaction (the “CLO Transaction”) issued by our consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which we purchase. We act as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a

CLO Issuer’s preferred shares. Notes issued by CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuer in our consolidated financial statements.
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), we completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”). The secured notes and preferred shares issued in the CLO XIII Transaction were issued by our consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIII Issuer”).
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
The CLO XIII Secured Notes are the secured obligations of the CLO XIII Issuer, and the CLO XIII Indenture includes customary covenants and events of default. For further details, see “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 5. Debt.”
Unsecured Notes
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
The 2024 Notes bore interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020.
On November 15, 2023, we caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, we redeemed $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. On November 26, 2024, we redeemed $100.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, November 26, 2024.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments(1)	$99,069	$80,725
Total unfunded delayed draw loan commitments	$77,698	$56,777
Total unfunded revolving and delayed draw loan commitments	$176,767	$137,502

Total unfunded equity commitments	$4,996	$313

Total unfunded commitments	$181,763	$137,815
______________
(1)        Includes Letter of Credit outstanding as of December 31, 2023.
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to December 31, 2024, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.We terminated our continuous public offering as of April 30, 2021.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$50,443	$—	$—	$50,443	$—
SPV Asset Facility I	195,000	—	—	195,000	—
CLO XIII	260,000	—	—	—	260,000
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$855,443	$—	$350,000	$245,443	$260,000
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the License Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in Credit SLF, a controlled affiliated investment, as defined in the 1940 Act. See “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Notes to Consolidated Financial Statements - Note 3. Agreements and Related Party Transactions” for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in “ITEM 1A. - RISK FACTORS.”
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Dividends
On February 18, 2025, our Board declared regular monthly distributions for February 2025 through April 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 18, 2025, our Board declared a special distribution of $0.01 per share, payable on or before May 15, 2025 to shareholders of record as of March 31, 2025.

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
As of December 31, 2024, 97.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility, and CLO XIII bear interest at variable rates with interest floors of 0.0%. The 2026 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$52.0	$(15.2)	$36.8
Up 200 basis points	$34.7	$(10.1)	$24.6
Up 100 basis points	$17.3	$(5.1)	$12.2
Down 100 basis points	$(17.3)	$5.1	$(12.2)
Down 200 basis points	$(34.7)	$10.1	$(24.6)
Down 300 basis points	$(52.0)	$15.2	$(36.8)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Assessment of Fair Value of Investments
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2024, the fair value of such investments (“Level 3 investments”) was $1.8 billion.

We identified the assessment of the fair value measurement of substantially all of the Level 3 investments as a critical audit matter. Subjective auditor judgment was required to evaluate these fair value measurements as they involved a high degree of measurement uncertainty. Specifically, the assessment of these fair value measurements encompassed the evaluation of assumptions related to market yields for similar investments and risk profiles used in yield analyses for debt and other interest-bearing investments and comparable financial performance multiples used in determining enterprise values for equity investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the fair value measurement process, including controls related to the development of the market yields and financial performance multiples assumptions used in the Company’s fair value measurements. We evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to the prices of transactions occurring subsequent to the prior period fair value measurement date. We evaluated the Company’s market yields used to measure the fair value of its Level 3 investments by comparing such yields for a selection of investments to third-party market and industry data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement for a selection of Level 3 investments by:

◦developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information
◦comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 5, 2025

Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,896,092 and $2,011,352 respectively)	$1,898,336	$2,018,525
Non-controlled, affiliated investments (amortized cost of $41,914 and $25,348, respectively)	36,865	27,339
Controlled, affiliated investments (amortized cost of $190 and $—, respectively)	191	—
Total investments at fair value (amortized cost of $1,938,196 and $2,036,700, respectively)	1,935,392	2,045,864
Cash	49,440	124,556
Foreign cash (cost of $1,477 and $1,787, respectively)	1,451	1,827
Interest and dividend receivable	16,644	17,811
Prepaid expenses and other assets	914	495
Total Assets	$2,003,841	$2,190,553
Liabilities
Debt (net of deferred unamortized debt issuance costs of $12,549 and $13,902, respectively)	$842,894	$881,098
Payables to affiliates	14,993	15,545
Distribution payable	2,555	4,210
Accrued expenses and other liabilities	19,850	26,213
Total Liabilities	880,292	927,066
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 127,727,326 and 140,341,642 shares issued and outstanding, respectively	1,277	1,403
Additional paid-in-capital	1,138,120	1,253,305
Accumulated undistributed (overdistributed) earnings	(15,848)	8,779
Total Net Assets	1,123,549	1,263,487
Total Liabilities and Net Assets	$2,003,841	$2,190,553
Net Asset Value Per Share	$8.80	$9.00

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$206,655	$226,198	$179,513
Payment-in-kind interest income	27,975	26,864	21,590
Dividend income	16,668	15,933	12,346
Other income	3,944	2,121	3,040
Total investment income from non-controlled, non-affiliated investments	255,242	271,116	216,489
Investment income from non-controlled, affiliated investments:
Interest income	1,260	1,096	847
Dividend income	303	441	827
Other Income	77	110	80
Total investment income from non-controlled, affiliated investments	1,640	1,647	1,754
Investment income from controlled, affiliated investments:
Dividend income	5	—	—
Total investment income from controlled, affiliated investments	5	—	—
Total Investment Income	256,887	272,763	218,243
Operating Expenses
Interest expense	82,860	67,249	50,010
Management fee	30,817	32,775	35,142
Performance based incentive fees	23,006	28,018	20,006
Professional fees	3,888	5,482	5,208
Directors' fees	785	780	1,194
Other general and administrative	4,288	3,555	3,253
Total Operating Expenses	145,644	137,859	114,813
Recoupment of expense support (Note 3)	—	11,651	—
Net Operating Expenses	145,644	149,510	114,813
Net Investment Income (Loss) Before Taxes	111,243	123,253	103,430
Income tax expense (benefit), including excise tax expense (benefit)	2,774	2,821	1,957
Net Investment Income (Loss)	$108,469	$120,432	$101,473
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(6,356)	$20,022	$(28,714)
Non-controlled, affiliated investments	(7,040)	(4,216)	6,228
Controlled, affiliated investments	1	—	—
Income tax (provision) benefit	8	(1,539)	(1,308)
Translation of assets and liabilities in foreign currencies	1,629	2,822	(5,023)
Total Net Change in Unrealized Gain (Loss)	(11,758)	17,089	(28,817)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(11,842)	$(7,718)	$928
Foreign currency transactions	(2,905)	(10)	(404)
Total Net Realized Gain (Loss)	(14,747)	(7,728)	524
Total Net Realized and Change in Unrealized Gain (Loss)	(26,505)	9,361	(28,293)
Net Increase (Decrease) in Net Assets Resulting from Operations	$81,964	$129,793	$73,180
Earnings Per Share - Basic and Diluted	$0.61	$0.90	$0.49
Weighted Average Shares Outstanding - Basic and Diluted	135,104,584	144,043,515	150,071,461

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)(12)	First lien senior secured loan	S+	5.75%	02/2030	$4,514	$4,413	$4,480	0.4%
Monotype Imaging Holdings Inc.(5)(13)	First lien senior secured loan	S+	5.50%	02/2031	19,496	19,357	19,447	1.7%
						23,770	23,927	2.1%
Aerospace and defense
Peraton Corp.(13)(19)	Second lien senior secured loan	S+	7.75%	02/2029	14,494	14,359	11,682	1.0%
STS PARENT, LLC (dba STS Aviation Group)(12)	First lien senior secured loan	S+	5.00%	10/2031	7,560	7,523	7,522	0.7%
STS PARENT, LLC (dba STS Aviation Group)(5)(12)	First lien senior secured revolving loan	S+	5.00%	10/2030	389	384	384	—%
Valence Surface Technologies LLC(5)(13)	First lien senior secured loan	S+	7.75% (3.88% PIK)	12/2026	39,641	39,593	37,263	3.3%
						61,859	56,851	5.0%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(21)(25)	First lien senior secured loan		12.00% PIK	07/2030	2,506	2,488	2,506	0.2%
AAM Series 2.1 Aviation Feeder, LLC(21)(25)	First lien senior secured loan		12.00% PIK	11/2030	2,534	2,528	2,534	0.2%
Hg Genesis 8 Sumoco Limited(7)(21)	Unsecured facility	SA+	7.00% PIK	09/2027	£1,381	1,767	1,729	0.2%
Hg Genesis 9 SumoCo Limited(10)(21)	Unsecured facility	E+	6.25% PIK	03/2029	€1,172	1,284	1,214	0.1%
Hg Saturn Luchaco Limited(7)(21)	Unsecured facility	SA+	7.50% PIK	03/2026	£8,113	10,299	10,161	0.9%
						18,366	18,144	1.6%
Buildings and real estate
Associations Finance, Inc.(25)	Unsecured notes		14.25% PIK	05/2030	18,618	18,495	18,618	1.7%
Associations, Inc.(5)(13)	First lien senior secured loan	S+	6.50%	07/2028	48,180	48,132	48,180	4.3%
						66,627	66,798	6.0%
Business services
CIBT Global, Inc.(8)(13)	First lien senior secured loan	S+	5.25% (4.25% PIK)	06/2027	173	104	35	—%
CIBT Global, Inc.(8)(16)	Second lien senior secured loan	P+	7.75% PIK	12/2027	11,237	4,706	—	—%
Denali BuyerCo, LLC (dba Summit Companies)(13)	First lien senior secured loan	S+	5.75%	09/2028	5,816	5,750	5,816	0.5%
Diamondback Acquisition, Inc. (dba Sphera)(12)	First lien senior secured loan	S+	5.50%	09/2028	619	612	616	0.1%
DuraServ LLC(5)(12)	First lien senior secured loan	S+	4.50%	06/2031	7,592	7,550	7,554	0.7%
Gainsight, Inc.(5)(13)	First lien senior secured loan	S+	6.00%	07/2027	7,275	7,225	7,275	0.6%
Hercules Borrower, LLC (dba The Vincit Group)(13)	First lien senior secured loan	S+	5.50%	12/2026	27,695	27,695	27,695	2.5%
Hercules Buyer, LLC (dba The Vincit Group)(24)(25)	Unsecured notes		0.48% PIK	12/2029	831	831	1,016	0.1%
Kaseya Inc.(12)	First lien senior secured loan	S+	5.50%	06/2029	544	536	544	—%
Kaseya Inc.(5)(13)	First lien senior secured delayed draw term loan	S+	5.50%	06/2029	16	16	16	—%
KPSKY Acquisition, Inc. (dba BluSky)(13)	First lien senior secured loan	S+	5.50%	10/2028	968	956	888	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(5)(13)	First lien senior secured delayed draw term loan	S+	5.75%	10/2028	1	—	(3)	—%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Pye-Barker Fire & Safety, LLC(5)(13)	First lien senior secured loan	S+	4.50%	05/2031	6,693	6,657	6,676	0.6%
Pye-Barker Fire & Safety, LLC(5)(13)	First lien senior secured revolving loan	S+	4.50%	05/2030	122	117	119	—%
						62,755	58,247	5.2%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(12)(19)	Second lien senior secured loan	S+	7.75%	11/2028	22,500	22,305	21,929	2.0%
DCG ACQUISITION CORP. (dba DuBois Chemical)(12)	First lien senior secured loan	S+	4.50%	06/2031	5,614	5,561	5,586	0.5%
Gaylord Chemical Company, L.L.C.(5)(13)	First lien senior secured loan	S+	5.25%	12/2027	25,847	25,788	25,847	2.3%
Rocket BidCo, Inc. (dba Recochem)(13)(21)	First lien senior secured loan	S+	5.75%	11/2030	22,000	21,587	21,780	1.9%
Velocity HoldCo III Inc. (dba VelocityEHS)(13)	First lien senior secured loan	S+	5.50%	04/2027	5,917	5,857	5,917	0.5%
						81,098	81,059	7.2%
Consumer products
Conair Holdings LLC(12)	Second lien senior secured loan	S+	7.50%	05/2029	31,280	30,952	28,700	2.6%
Feradyne Outdoors, LLC(13)	First lien senior secured loan	S+	6.75% (3.74% PIK)	05/2028	658	658	565	0.1%
Foundation Consumer Brands, LLC(12)	First lien senior secured loan	S+	6.25%	02/2027	2,992	2,950	2,992	0.3%
Lignetics Investment Corp.(13)	First lien senior secured loan	S+	5.50%	11/2027	12,336	12,307	12,274	1.1%
Lignetics Investment Corp.(5)(13)	First lien senior secured revolving loan	S+	5.50%	10/2026	1,078	1,075	1,071	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(13)	First lien senior secured loan	S+	5.25%	03/2029	736	726	713	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(5)(13)	First lien senior secured loan	S+	5.00%	03/2027	48,911	48,657	48,911	4.4%
						97,325	95,226	8.5%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(12)	First lien senior secured loan	S+	6.00%	12/2026	2,881	2,843	2,881	0.3%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(13)	First lien senior secured loan	S+	5.75%	09/2028	749	745	749	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(5)(13)	First lien senior secured revolving loan	S+	5.75%	09/2027	26	26	26	—%
Fortis Solutions Group, LLC(13)	First lien senior secured loan	S+	5.50%	10/2028	884	872	870	0.1%
Fortis Solutions Group, LLC(5)(13)	First lien senior secured revolving loan	S+	5.50%	10/2027	31	31	30	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(13)	First lien senior secured loan	S+	6.25%	05/2028	879	873	879	0.1%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(12)	First lien senior secured loan	S+	5.25%	05/2028	220	218	218	—%
Pregis Topco LLC(12)	Second lien senior secured loan	S+	7.75%	08/2029	9,333	9,217	9,333	0.8%
Pregis Topco LLC(12)	Second lien senior secured loan	S+	6.75%	08/2029	20,667	20,445	20,667	1.8%
						35,270	35,653	3.2%
Distribution
ABB/Con-cise Optical Group LLC(13)	First lien senior secured loan	S+	7.50%	02/2028	850	843	833	0.1%
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(5)(13)	First lien senior secured loan	S+	5.00%	10/2029	31,418	31,137	31,418	2.8%
Endries Acquisition, Inc.(12)	First lien senior secured loan	S+	5.25%	12/2028	22,294	22,158	22,127	2.0%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Offen, Inc.(12)	First lien senior secured loan	S+	5.00%	06/2026	4,647	4,636	4,647	0.4%
						58,774	59,025	5.3%
Education
Pluralsight, LLC(13)	First lien senior secured loan	S+	4.50% (1.50% PIK)	08/2029	3,944	3,944	3,944	0.4%
Pluralsight, LLC(13)	First lien senior secured loan	S+	7.50% PIK	08/2029	4,055	4,055	4,055	0.4%
Severin Acquisition, LLC (dba PowerSchool)(12)	First lien senior secured loan	S+	5.00% (2.25% PIK)	10/2031	752	745	745	0.1%
						8,744	8,744	0.8%
Energy equipment and services
Dresser Utility Solutions, LLC(12)	First lien senior secured loan	S+	5.25%	03/2029	9,369	9,286	9,346	0.8%
						9,286	9,346	0.8%
Financial services
Baker Tilly Advisory Group, L.P.(12)	First lien senior secured loan	S+	4.75%	06/2031	9,342	9,213	9,295	0.8%
Blackhawk Network Holdings, Inc.(12)(19)	First lien senior secured loan	S+	5.00%	03/2029	14,925	14,655	15,091	1.3%
Cresset Capital Management, LLC(12)	First lien senior secured loan	S+	5.00%	06/2030	520	515	520	—%
Finastra USA, Inc.(5)(13)(21)	First lien senior secured loan	S+	7.25%	09/2029	3,992	3,945	3,992	0.4%
KRIV Acquisition Inc. (dba Riveron)(13)	First lien senior secured loan	S+	5.75%	07/2029	1,035	1,010	1,035	0.1%
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)	First lien senior secured loan	S+	5.00%	06/2030	27,647	27,373	27,508	2.4%
NMI Acquisitionco, Inc. (dba Network Merchants)(12)	First lien senior secured loan	S+	5.00%	09/2028	4,755	4,743	4,755	0.4%
Smarsh Inc.(5)(13)	First lien senior secured loan	S+	5.75%	02/2029	857	851	857	0.1%
Smarsh Inc.(5)(12)	First lien senior secured revolving loan	S+	5.75%	02/2029	3	3	3	—%
						62,308	63,056	5.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(13)	Second lien senior secured loan	S+	7.00%	09/2029	5,000	4,971	5,000	0.4%
BP Veraison Buyer, LLC (dba Sun World)(13)	First lien senior secured loan	S+	5.25%	05/2029	19,215	19,083	19,215	1.7%
EAGLE FAMILY FOODS GROUP LLC(12)	First lien senior secured loan	S+	5.00%	08/2030	1,748	1,732	1,740	0.2%
Fiesta Purchaser, Inc. (dba Shearer's Foods)(12)(19)	First lien senior secured loan	S+	3.25%	02/2031	4,975	4,975	4,974	0.4%
Gehl Foods, LLC(12)	First lien senior secured loan	S+	6.25%	06/2030	11,113	11,009	11,057	1.0%
Gehl Foods, LLC(5)(13)	First lien senior secured delayed draw term loan	S+	6.25%	06/2030	342	335	340	—%
H-Food Holdings, LLC(8)(16)	Second lien senior secured loan	P+	6.00%	03/2026	18,200	16,326	728	0.1%
Hissho Parent, LLC(13)	First lien senior secured loan	S+	4.75%	05/2029	1,138	1,131	1,138	0.1%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(12)	First lien senior secured loan	S+	6.25%	03/2027	720	713	710	0.1%
Nellson Nutraceutical, LLC(12)	First lien senior secured loan	S+	5.75%	12/2025	25,567	25,440	25,567	2.3%
Rushmore Investment III LLC (dba Winland Foods)(13)	First lien senior secured loan	S+	5.00%	10/2030	45,339	44,916	45,339	4.0%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(5)(13)	First lien senior secured loan	S+	4.50%	07/2025	5,146	5,136	5,102	0.5%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
The Better Being Co., LLC (fka Nutraceutical International Corporation)(12)	First lien senior secured loan	S+	7.50% (3.90% PIK)	09/2026	36,191	36,027	36,191	3.2%
Vital Bidco AB (dba Vitamin Well)(13)(21)	First lien senior secured loan	S+	4.50%	10/2031	4,784	4,719	4,717	0.4%
Vital Bidco AB (dba Vitamin Well)(5)(12)(21)	First lien senior secured revolving loan	S+	4.50%	10/2030	273	258	258	—%
						176,771	162,076	14.4%
Healthcare equipment and services
Creek Parent, Inc. (dba Catalent)(12)	First lien senior secured loan	S+	5.25%	12/2031	874	859	859	0.1%
CSC MKG Topco LLC (dba Medical Knowledge Group)(12)	First lien senior secured loan	S+	5.75%	02/2029	833	822	824	0.1%
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(5)(9)	First lien senior secured EUR term loan	E+	5.50%	03/2031	€6,296	6,712	6,377	0.6%
Nelipak Holding Company(5)(12)	First lien senior secured loan	S+	5.50%	03/2031	3,763	3,704	3,677	0.3%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(21)	First lien senior secured loan	S+	5.25%	01/2028	23,667	23,473	23,667	2.1%
Rhea Parent, Inc.(13)	First lien senior secured loan	S+	4.75%	12/2030	1,000	997	997	0.1%
TBRS, Inc. (dba TEAM Technologies)(13)	First lien senior secured loan	S+	4.75%	11/2031	702	699	699	0.1%
TBRS, Inc. (dba TEAM Technologies)(5)(13)	First lien senior secured revolving loan	S+	4.75%	11/2030	6	6	6	—%
						37,272	37,106	3.3%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(12)	First lien senior secured loan	S+	5.25%	10/2030	2,979	2,939	2,979	0.3%
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)	First lien senior secured loan	S+	9.75% PIK	09/2028	15,258	15,114	15,219	1.4%
KABAFUSION Parent, LLC(13)	First lien senior secured loan	S+	5.00%	11/2031	889	880	880	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(13)	First lien senior secured loan	S+	4.75%	12/2029	4,307	4,237	4,307	0.4%
Maple Acquisition, LLC (dba Medicus)(14)	First lien senior secured loan	S+	5.25%	05/2031	5,612	5,573	5,612	0.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(13)	First lien senior secured loan	S+	8.00% (3.00% PIK)	04/2026	20,950	20,878	16,720	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(15)	First lien senior secured delayed draw term loan	S+	10.00% PIK	04/2026	1,476	1,476	1,166	0.1%
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(13)	First lien senior secured revolving loan	S+	7.00%	04/2026	1,296	1,289	927	0.1%
Natural Partners, LLC(13)(21)	First lien senior secured loan	S+	4.50%	11/2027	1,232	1,217	1,226	0.1%
OB Hospitalist Group, Inc.(12)	First lien senior secured loan	S+	5.25%	09/2027	20,881	20,631	20,829	1.9%
Pacific BidCo Inc.(14)(21)	First lien senior secured loan	S+	6.00% (2.05% PIK)	08/2029	2,001	1,965	1,951	0.2%
PetVet Care Centers, LLC(12)	First lien senior secured loan	S+	6.00%	11/2030	15,130	14,996	14,487	1.3%
Phantom Purchaser, Inc.(13)	First lien senior secured loan	S+	5.00%	09/2031	1,773	1,756	1,760	0.2%
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured loan	S+	5.75%	05/2029	665	656	657	0.1%
Plasma Buyer LLC (dba PathGroup)(5)(13)	First lien senior secured delayed draw term loan	S+	6.25%	05/2029	20	20	20	—%
Plasma Buyer LLC (dba PathGroup)(5)(13)	First lien senior secured revolving loan	S+	5.75%	05/2028	42	42	41	—%
Premier Imaging, LLC (dba LucidHealth)(13)	First lien senior secured loan	S+	6.00% (6.47% PIK)	03/2026	8,396	8,396	7,788	0.7%
Premise Health Holding Corp.(13)	First lien senior secured loan	S+	5.50%	03/2031	8,027	7,917	8,007	0.7%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units		Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Quva Pharma, Inc.(14)	First lien senior secured loan	S+	5.50%	04/2028		15,354	15,095	15,201	1.4%
Quva Pharma, Inc.(5)(14)	First lien senior secured revolving loan	S+	5.50%	04/2026		993	984	981	0.1%
Tivity Health, Inc.(12)	First lien senior secured loan	S+	5.00%	06/2029		494	494	494	—%
Unified Women's Healthcare, LP(13)	First lien senior secured loan	S+	5.25%	06/2029		893	888	893	0.1%
Unified Women's Healthcare, LP(13)	First lien senior secured loan	S+	5.50%	06/2029		9,909	9,843	9,909	0.9%
Unified Women's Healthcare, LP(5)(12)	First lien senior secured delayed draw term loan	S+	5.25%	06/2029		3,945	3,917	3,945	0.4%
Vermont Aus Pty Ltd(17)(21)	First lien senior secured AUD term loan	BBSY+	5.75%	03/2028	A$	1,297	880	799	0.1%
							142,083	136,798	12.6%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)	First lien senior secured loan	S+	5.75%	08/2028		585	580	578	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(12)	First lien senior secured delayed draw term loan	S+	5.75%	08/2028		122	118	120	—%
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(12)	First lien senior secured revolving loan	S+	5.75%	08/2026		34	34	34	—%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(12)	First lien senior secured loan	S+	5.00%	08/2031		8,927	8,878	8,905	0.8%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)	First lien senior secured loan	S+	6.00%	10/2028		898	888	883	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(5)(13)	First lien senior secured revolving loan	S+	6.00%	10/2027		9	8	7	—%
Indikami Bidco, LLC (dba IntegriChain)(12)	First lien senior secured loan	S+	6.50% (2.50% PIK)	12/2030		2,749	2,694	2,735	0.2%
Indikami Bidco, LLC (dba IntegriChain)(5)(12)	First lien senior secured delayed draw term loan	S+	6.00%	12/2030		22	19	21	—%
Indikami Bidco, LLC (dba IntegriChain)(5)(12)	First lien senior secured revolving loan	S+	6.00%	06/2030		97	92	96	—%
Inovalon Holdings, Inc.(13)	First lien senior secured loan	S+	5.75%	11/2028		38,530	37,976	38,048	3.4%
Inovalon Holdings, Inc.(13)	Second lien senior secured loan	S+	10.50% PIK	11/2033		30,581	30,231	30,275	2.7%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(21)	First lien senior secured loan	S+	6.50%	08/2026		41,183	41,009	40,153	3.6%
Interoperability Bidco, Inc. (dba Lyniate)(13)	First lien senior secured loan	S+	6.25%	03/2028		14,504	14,462	14,140	1.3%
Interoperability Bidco, Inc. (dba Lyniate)(5)(12)	First lien senior secured revolving loan	S+	6.25%	03/2028		59	52	30	—%
RL Datix Holdings (USA), Inc.(14)	First lien senior secured loan	S+	5.50%	04/2031		7,206	7,139	7,170	0.6%
RL Datix Holdings (USA), Inc.(5)(13)	First lien senior secured revolving loan	S+	5.50%	10/2030		180	167	173	—%
RL Datix Holdings (USA), Inc.(7)	First lien senior secured GBP term loan	SA+	5.50%	04/2031		£3,337	4,129	4,158	0.4%
Salinger Bidco Inc. (dba Surgical Information Systems)(12)	First lien senior secured loan	S+	5.75%	08/2031		5,086	5,013	5,073	0.5%
							153,489	152,599	13.6%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(13)	First lien senior secured loan	S+	7.00% (2.50% PIK)	11/2026		34,648	34,555	32,828	2.9%
Mario Midco Holdings, Inc. (dba Len the Plumber)(12)	Unsecured facility	S+	10.75% PIK	04/2032		225	221	217	—%
Mario Purchaser, LLC (dba Len the Plumber)(5)(12)	First lien senior secured loan	S+	5.75%	04/2029		801	789	777	0.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Mario Purchaser, LLC (dba Len the Plumber)(5)(12)	First lien senior secured revolving loan	S+	5.75%	04/2028	17	16	15	—%
SimpliSafe Holding Corporation(12)	First lien senior secured loan	S+	6.25%	05/2028	904	895	904	0.1%
						36,476	34,741	3.1%
Human resource support services
Cornerstone OnDemand, Inc.(12)	Second lien senior secured loan	S+	6.50%	10/2029	16,667	16,495	14,208	1.3%
IG Investments Holdings, LLC (dba Insight Global)(13)	First lien senior secured loan	S+	5.00%	09/2028	9,102	9,102	9,102	0.8%
						25,597	23,310	2.1%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(5)(13)	First lien senior secured loan	S+	5.50%	01/2031	6,064	6,001	6,064	0.5%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(13)	First lien senior secured loan	S+	5.25%	02/2031	2,211	2,171	2,183	0.2%
KENE Acquisition, Inc. (dba Entrust Solutions Group)(5)(12)	First lien senior secured delayed draw term loan	S+	5.25%	02/2031	102	93	99	—%
LineStar Integrity Services LLC(13)	First lien senior secured loan	S+	7.25%	02/2026	11,246	10,910	10,739	1.0%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(13)	First lien senior secured loan	S+	5.75%	03/2028	808	798	804	0.1%
Vessco Midco Holdings, LLC(12)	First lien senior secured loan	S+	4.75%	07/2031	3,115	3,086	3,100	0.3%
Vessco Midco Holdings, LLC(5)(14)	First lien senior secured delayed draw term loan	S+	4.75%	07/2031	273	267	272	—%
						23,326	23,261	2.1%
Insurance
Alera Group, Inc.(12)	First lien senior secured loan	S+	5.25%	10/2028	7,221	7,220	7,221	0.6%
Alera Group, Inc.(5)(12)	First lien senior secured delayed draw term loan	S+	5.75%	10/2028	6,728	6,668	6,728	0.6%
Brightway Holdings, LLC(13)	First lien senior secured loan	S+	6.50%	12/2027	4,872	4,837	4,847	0.4%
Brightway Holdings, LLC(5)(12)	First lien senior secured revolving loan	S+	6.50%	12/2027	211	207	208	—%
Diamond Mezzanine 24 LLC (dba United Risk)(13)	First lien senior secured loan	S+	5.00%	10/2030	713	709	709	0.1%
Diamond Mezzanine 24 LLC (dba United Risk)(16)	First lien senior secured revolving loan	P+	4.00%	10/2030	48	47	47	—%
Evolution BuyerCo, Inc. (dba SIAA)(13)	First lien senior secured loan	S+	6.25%	04/2028	28,908	28,682	28,908	2.6%
Evolution BuyerCo, Inc. (dba SIAA)(5)(13)	First lien senior secured delayed draw term loan	S+	6.00%	04/2028	821	793	821	0.1%
Galway Borrower LLC(5)(13)	First lien senior secured delayed draw term loan	S+	4.50%	09/2028	44	43	44	—%
Integrity Marketing Acquisition, LLC(13)	First lien senior secured loan	S+	5.00%	08/2028	4,151	4,131	4,151	0.4%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S+	10.50% PIK	07/2030	1,817	1,804	1,817	0.2%
Norvax, LLC (dba GoHealth)(5)(13)	First lien senior secured revolving loan	S+	6.50%	06/2025	462	462	462	—%
PCF Midco II, LLC (dba PCF Insurance Services)(25)	First lien senior secured loan		9.00% PIK	10/2031	28,509	26,911	27,155	2.4%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(12)	First lien senior secured loan	S+	5.50%	11/2028	13,705	13,705	13,705	1.2%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)	First lien senior secured delayed draw term loan	S+	5.50%	11/2028	4,534	4,534	4,534	0.4%
Simplicity Financial Marketing Group Holdings, Inc.(13)	First lien senior secured loan	S+	5.00%	12/2031	714	707	707	0.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Tempo Buyer Corp. (dba Global Claims Services)(13)	First lien senior secured loan	S+	4.75%	08/2028	681	673	681	0.1%
THG Acquisition, LLC (dba Hilb)(5)(12)	First lien senior secured loan	S+	4.75%	10/2031	4,723	4,672	4,671	0.4%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S+	5.00%	12/2029	1,634	1,626	1,634	0.1%
						108,431	109,050	9.7%
Internet software and services
Anaplan, Inc.(13)	First lien senior secured loan	S+	5.25%	06/2029	8,782	8,780	8,782	0.8%
Aptean Acquiror, Inc. (dba Aptean)(5)(13)	First lien senior secured loan	S+	5.00%	01/2031	4,417	4,377	4,407	0.4%
Artifact Bidco, Inc. (dba Avetta)(13)	First lien senior secured loan	S+	4.50%	07/2031	1,550	1,543	1,542	0.1%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(12)	First lien senior secured loan	S+	6.50%	03/2031	2,137	2,108	2,121	0.2%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)	First lien senior secured loan	S+	6.25% (3.38% PIK)	10/2028	4,762	4,761	4,762	0.4%
BCTO BSI Buyer, Inc. (dba Buildertrend)(13)	First lien senior secured loan	S+	6.50%	12/2026	11,406	11,363	11,406	1.0%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(13)	First lien senior secured loan	S+	5.50%	08/2027	3,015	2,977	2,929	0.3%
CivicPlus, LLC(13)	First lien senior secured loan	S+	5.75%	08/2027	2,571	2,557	2,571	0.2%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(14)	Unsecured notes	S+	11.75% PIK	06/2034	639	629	639	0.1%
Crewline Buyer, Inc. (dba New Relic)(12)	First lien senior secured loan	S+	6.75%	11/2030	4,702	4,639	4,643	0.4%
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S+	5.75%	03/2028	17,292	17,045	17,292	1.5%
Delta TopCo, Inc. (dba Infoblox, Inc.)(14)(19)	Second lien senior secured loan	S+	5.25%	11/2030	27,000	26,868	27,351	2.4%
EET Buyer, Inc. (dba e-Emphasys)(13)	First lien senior secured loan	S+	4.75%	11/2027	884	879	884	0.1%
Forescout Technologies, Inc.(13)	First lien senior secured loan	S+	5.00%	05/2031	7,842	7,805	7,802	0.7%
Granicus, Inc.(13)	First lien senior secured loan	S+	5.75% (2.25% PIK)	01/2031	3,920	3,886	3,920	0.3%
Granicus, Inc.(13)	First lien senior secured delayed draw term loan	S+	5.25% (2.25% PIK)	01/2031	581	576	575	0.1%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(12)(21)	First lien senior secured loan	S+	7.50%	04/2026	14,544	14,429	14,508	1.3%
Hyland Software, Inc.(12)	First lien senior secured loan	S+	6.00%	09/2030	1,782	1,758	1,782	0.2%
Icefall Parent, Inc. (dba EngageSmart)(12)	First lien senior secured loan	S+	6.50%	01/2030	4,049	3,978	4,049	0.4%
Litera Bidco LLC(5)(12)	First lien senior secured loan	S+	5.00%	05/2028	24,155	24,043	24,094	2.1%
MINDBODY, Inc.(13)	First lien senior secured loan	S+	7.00%	09/2025	10,945	10,939	10,945	1.0%
Ministry Brands Holdings, LLC(12)	First lien senior secured loan	S+	5.50%	12/2028	756	747	751	0.1%
PDI TA Holdings, Inc.(13)	First lien senior secured loan	S+	5.00%	02/2031	4,013	3,961	3,973	0.4%
PDI TA Holdings, Inc.(5)(13)	First lien senior secured delayed draw term loan	S+	5.50%	02/2031	520	508	513	—%
QAD, Inc.(12)	First lien senior secured loan	S+	4.75%	11/2027	4,408	4,408	4,397	0.4%
Securonix, Inc.(13)	First lien senior secured loan	S+	7.75% (3.75% PIK)	04/2028	847	842	735	0.1%
Securonix, Inc.(5)(13)	First lien senior secured revolving loan	S+	7.00%	04/2028	3	3	(17)	—%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Spaceship Purchaser, Inc. (dba Squarespace)(13)	First lien senior secured loan	S+	5.00%	10/2031	701	698	698	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)	First lien senior secured loan	S+	5.50%	06/2028	14,582	14,503	14,582	1.3%
When I Work, Inc.(13)	First lien senior secured loan	S+	5.50%	11/2027	925	921	893	0.1%
						182,531	183,529	16.3%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(12)(21)	First lien senior secured loan	S+	5.25%	07/2031	33,145	32,738	33,062	2.9%
Troon Golf, L.L.C.(5)(13)	First lien senior secured loan	S+	4.50%	08/2028	8,710	8,704	8,710	0.8%
						41,442	41,772	3.7%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(13)	First lien senior secured loan	S+	6.00%	10/2028	17,746	17,458	17,569	1.6%
FR Flow Control CB LLC (dba Trillium Flow Technologies)(13)(21)	First lien senior secured loan	S+	5.25%	12/2029	733	728	728	0.1%
JSG II, Inc.(12)	First lien senior secured loan	S+	4.50%	06/2026	3,374	3,366	3,374	0.3%
Loparex Midco BV(13)	First lien senior secured loan	S+	6.00%	02/2027	199	199	199	—%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)	First lien senior secured loan	S+	6.00%	07/2027	9,453	9,402	9,453	0.8%
PHM Netherlands Midco B.V. (dba Loparex)(13)	Second lien senior secured loan	S+	8.75%	07/2027	28,000	27,163	25,410	2.3%
PHM Netherlands Midco B.V. (dba Loparex)(13)	Second lien senior secured loan	S+	8.50%	07/2027	5,250	5,250	5,001	0.4%
Sonny's Enterprises, LLC(13)	First lien senior secured loan	S+	5.50%	08/2028	46,475	45,989	46,243	4.1%
Sonny's Enterprises, LLC(5)(13)	First lien senior secured delayed draw term loan	S+	5.50%	08/2028	356	339	354	—%
Sonny's Enterprises, LLC(5)(13)	First lien senior secured revolving loan	S+	5.50%	08/2027	706	674	692	0.1%
						110,568	109,023	9.7%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(12)	First lien senior secured loan	S+	5.00%	06/2031	3,128	3,099	3,097	0.3%
Gerson Lehrman Group, Inc.(13)	First lien senior secured loan	S+	5.25%	12/2027	10,392	10,319	10,366	0.9%
Guidehouse Inc.(12)	First lien senior secured loan	S+	5.75% (2.00% PIK)	12/2030	926	926	922	0.1%
Paris US Holdco, Inc. (dba Precinmac)(12)	First lien senior secured loan	S+	5.00%	12/2031	721	714	714	0.1%
Relativity ODA LLC(12)	First lien senior secured loan	S+	4.50%	05/2029	19,162	19,090	19,114	1.7%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(13)	First lien senior secured loan	S+	7.00%	05/2028	11,213	11,173	11,269	1.0%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(12)	First lien senior secured revolving loan	S+	6.50%	05/2028	628	624	630	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(5)(10)	First lien senior secured EUR term loan	E+	7.25%	05/2028	€2,026	2,193	2,109	0.2%
Vensure Employer Services, Inc.(13)	First lien senior secured loan	S+	5.00%	09/2031	828	820	820	0.1%
						48,958	49,041	4.4%
Specialty retail
Galls, LLC(5)(13)	First lien senior secured loan	S+	6.50% (1.50% PIK)	03/2030	16,655	16,405	16,655	1.5%
Milan Laser Holdings LLC(13)	First lien senior secured loan	S+	5.00%	04/2027	22,233	22,134	22,233	2.0%
Notorious Topco, LLC (dba Beauty Industry Group)(13)	First lien senior secured loan	S+	7.25% (2.50% PIK)	11/2027	26,244	26,035	23,356	2.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
The Shade Store, LLC(13)	First lien senior secured loan	S+	6.00%	10/2029	6,679	6,477	6,512	0.6%
The Shade Store, LLC(5)(13)	First lien senior secured revolving loan	S+	6.00%	10/2028	165	148	148	—%
						71,199	68,904	6.1%
Telecommunications
EOS Finco S.A.R.L(14)(21)	First lien senior secured loan	S+	6.00%	10/2029	8,447	8,098	5,659	0.5%
Park Place Technologies, LLC(12)	First lien senior secured loan	S+	5.25%	03/2031	2,344	2,323	2,333	0.2%
Park Place Technologies, LLC(5)(12)	First lien senior secured revolving loan	S+	5.25%	03/2030	79	77	78	—%
PPT Holdings III, LLC (dba Park Place Technologies)(25)	First lien senior secured loan		12.75% PIK	03/2034	827	809	817	0.1%
						11,307	8,887	0.8%
Transportation
Lytx, Inc.(12)	First lien senior secured loan	S+	5.00%	02/2028	23,668	23,668	23,668	2.1%
						23,668	23,668	2.1%
Total non-controlled/non-affiliated portfolio company debt investments						1,779,300	1,739,841	154.9%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(5)(11)(21)(26)	LLC Interest		N/A	N/A	1,487	1,487	1,667	0.1%
AAM Series 2.1 Aviation Feeder, LLC(5)(11)(21)(26)	LLC Interest		N/A	N/A	1,422	1,425	1,781	0.2%
Amergin Asset Management, LLC(11)(26)	Class A Units		N/A	N/A	50,000,000	—	1,555	0.1%
						2,912	5,003	0.4%
Automotive Services
CD&R Value Building Partners I, L.P. (dba Belron)(6)(11)(21)(26)	LP Interest		N/A	N/A	1,000	966	1,154	0.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(25)(26)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	40,986	41,660	3.7%
						41,952	42,814	3.8%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(13)(26)	Series A Preferred Units	S+	8.25%	N/A	0	9	5	—%
Dodge Construction Network Holdings, L.P.(11)(26)	Class A-2 Common Units		N/A	N/A	431,889	368	61	—%
						377	66	—%
Business Services
Denali Holding, LP (dba Summit Companies)(11)(26)	Class A Units		N/A	N/A	41,874	425	739	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(11)(24)(26)	Common Units		N/A	N/A	350,000	352	427	—%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(26)	Perpetual Preferred Stock	S+	10.75% PIK	N/A	400	548	555	—%
						1,325	1,721	0.1%
Consumer Products
ASP Conair Holdings LP(11)(26)	Class A Units		N/A	N/A	12,857	1,286	1,398	0.1%
						1,286	1,398	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(11)(26)	Common stock		N/A	N/A	1,309,529	3,475	3,475	0.3%
						3,475	3,475	0.3%
Food and beverage

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
HFS Matterhorn Topco, Inc.(11)(26)	LLC Interest	N/A	N/A	1,625	1,625	—	—%
Hissho Sushi Holdings, LLC(11)(26)	Class A Units	N/A	N/A	7,502	60	97	—%
					1,685	97	—%
Healthcare equipment and services
KPCI Holdings, L.P.(11)(26)	Class A Units	N/A	N/A	5,665	6,014	15,827	1.4%
Maia Aggregator, LP(11)(26)	Class A-2 Units	N/A	N/A	112,360	112	102	—%
Patriot Holdings SCSp (dba Corza Health, Inc.)(21)(25)(26)	Class A Units	8.00% PIK	N/A	1,515	2,033	2,023	0.2%
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)(21)(26)	Class B Units	N/A	N/A	20,868	28	86	—%
Rhea Acquisition Holdings, LP(11)(26)	Series A-2 Units	N/A	N/A	119,048	119	144	—%
					8,306	18,182	1.6%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(11)(26)	Class A Interests	N/A	N/A	1,291	1,291	1,181	0.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(11)(26)	Class A Interest	N/A	N/A	30	301	341	—%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(25)(26)	Series A Preferred Stock	15.00% PIK	N/A	1,721	1,965	1,849	0.2%
XOMA Corporation(11)(26)	Warrants	N/A	N/A	1,800	12	21	—%
					3,569	3,392	0.3%
Healthcare technology
Minerva Holdco, Inc.(25)(26)	Senior A Preferred Stock	10.75% PIK	N/A	1,000	1,348	1,319	0.1%
					1,348	1,319	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(25)(26)	Series A Preferred Stock	10.50% PIK	N/A	5,500	7,548	6,039	0.5%
					7,548	6,039	0.5%
Insurance
Evolution Parent, LP (dba SIAA)(11)(26)	LP Interest	N/A	N/A	8,919	892	1,015	0.1%
Fifth Season Investments LLC(26)	Class A Units	N/A	N/A	0	2,698	2,977	0.3%
GoHealth, Inc.(11)(18)	Common stock	N/A	N/A	15,139	1,163	203	—%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(11)(26)	LP Interest	N/A	N/A	10,513	107	105	—%
PCF Holdco, LLC (dba PCF Insurance Services)(11)(26)	Class A Units	N/A	N/A	2,513,848	6,375	11,746	1.0%
					11,235	16,046	1.4%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(11)(26)	Class A Common Stock	N/A	N/A	3,000	300	164	—%
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(11)(26)	Common Units	N/A	N/A	1,345,119	1,345	2,019	0.2%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(11)(21)(26)	LP Interest	N/A	N/A	31,348	31	39	—%
Bird Holding B.V. (fka MessageBird Holding B.V.)(11)(21)(26)	Extended Series C Warrants	N/A	N/A	25,540	157	37	—%
Project Alpine Co-Invest Fund, LP(11)(21)(26)	LP Interest	N/A	N/A	1,000	1,001	1,313	0.1%
Thunder Topco L.P. (dba Vector Solutions)(11)(26)	Common Units	N/A	N/A	819,817	820	975	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(25)(26)	Series A Preferred Stock	10.00% PIK	N/A	3,750	4,417	4,638	0.4%
WMC Bidco, Inc. (dba West Monroe)(25)(26)	Senior Preferred Stock	11.25% PIK	N/A	2,385	3,356	3,320	0.3%
					11,427	12,505	1.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(2)(4)(22)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(3)(28)	Fair Value	Percentage of Net Assets(32)
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(11)(26)	LP Interest		N/A	N/A	7,000	700	829	0.1%
Windows Entities(26)(27)	LLC Units		N/A	N/A	10,615	20,107	46,210	4.1%
						20,807	47,039	4.2%
Pharmaceuticals
LSI Financing 1 DAC(21)(26)	Preferred equity		N/A	N/A	234	237	239	—%
						237	239	—%
Total non-controlled/non-affiliated portfolio company equity investments						$117,489	$159,335	14.2%
Total non-controlled/non-affiliated portfolio company investments						$1,896,789	$1,899,176	169.0%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(12)(29)	First lien senior secured loan	S+	8.00%	06/2026	631	627	631	0.1%
Swipe Acquisition Corporation (dba PLI)(12)(29)	First lien senior secured loan	S+	8.00%	11/2027	8,341	8,341	8,341	0.7%
Swipe Acquisition Corporation (dba PLI)(5)(12)(29)	First lien senior secured loan	S+	5.00%	11/2027	4,407	4,364	4,364	0.4%
						13,332	13,336	1.2%
Household products
Walker Edison Furniture Company LLC(5)(8)(13)(29)	First lien senior secured loan	S+	6.75% PIK	03/2027	7,893	6,244	1,037	0.1%
Walker Edison Furniture Company LLC(8)(13)(29)	First lien senior secured revolving loan	S+	6.25%	03/2027	2,247	2,247	1,444	0.1%
						8,491	2,481	0.2%
Total non-controlled/affiliated portfolio company debt investments						$21,823	$15,817	1.4%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(11)(26)(29)	Class A Common Units		N/A	N/A	10,755	5,952	11,494	1.0%
						5,952	11,494	1.0%
Household Products
Walker Edison Holdco LLC(11)(26)(29)	Common Units		N/A	N/A	49,159	4,750	—	—%
						4,750	—	—%
Pharmaceuticals
LSI Financing LLC(6)(21)(26)(29)	Common Equity		N/A	N/A	9,389	9,389	9,554	0.9%
						9,389	9,554	0.9%
Total non-controlled/affiliated portfolio company equity investments						$20,091	$21,048	1.9%
Total non-controlled/affiliated portfolio company investments						$41,914	$36,865	3.3%

Controlled/affiliated portfolio company investments
Equity Investments
Joint Venture
Blue Owl Credit SLF LLC(6)(21)(26)(30)(31)	LLC Interest		N/A	N/A	189	190	191	—%
						190	191	—%
Total controlled/affiliated portfolio company equity investments						$190	$191	—%
Total controlled/affiliated portfolio company investments						$190	$191	—%

Total non-controlled/non-affiliated misc. debt commitments(5)(33)(Note 7)						$(697)	$(840)	(0.1)%
Total Investments						$1,938,196	$1,935,392	172.2%
______________

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 25 for additional information on our restricted securities.
(2)Unless otherwise indicated, all investments are considered Level 3 investments.
(3)The amortized cost represents the original cost adjusted for the accretion and amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	10,543	(8)
Alera Group, Inc.	First lien senior secured delayed draw term loan	11/2025	6,728	380	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	71	199	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	379	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	598	2,987	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	6/2026	—	1,410	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	51	244	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	198	721	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	729	1,001	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	254	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	149	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	307	(1)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	939	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	190	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	858	—
DuraServ LLC	First lien senior secured delayed draw term loan	6/2026	1,180	1,198	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	1,781	(13)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	613	(3)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	821	4,149	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,882	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	588	4,757	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	28	1,526	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	342	513	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	221	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	22	356	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	628	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	952	(24)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	6	24	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	102	881	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	1	58	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	2,487	(6)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	2,803	3,166	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	1,069	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	18	166	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	3,958	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	373	1,228	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	4/2026	855	197	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	2,469	(31)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	1,302	(16)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	186	(1)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	—	368	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	520	411	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,993	(65)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	20	5	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	1,644	2,969	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,625	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	492	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	37	188	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	8	39	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	157	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	190	(1)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	95	95	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	356	4,105	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	42	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	100	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	2,100	(5)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	191	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	—	1,044	(5)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	625	625	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3/2026	3,945	581	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	172	(1)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	273	765	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	7/2026	2,264	964	—
Non-controlled/affiliated debt - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	1,633	365	—
Non-controlled/non-affiliated - revolving debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	4,391	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	364	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	271	(1)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	26	52	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	1,436	1,436	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	(2)
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	6/2030	—	1,975	(10)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	410	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	34	17	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	211	316	—
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	2/2030	—	825	(6)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	64	121	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	434	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	213	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	126	(2)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	75	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(6)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	766	(2)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	939	(5)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	125	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	48	—	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	1,201	(3)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	1,190	(6)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	202	(1)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	—	383	(4)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	2,230	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	1,108	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	244	148	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,121	(6)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	31	58	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	120	(1)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	487	448	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	2,139	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	16	179	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,357	1,252	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	526	(1)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	9	65	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	4,583	(11)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	3,343	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	—	3,702	(194)
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	116	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	963	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	97	172	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	210	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	59	1,070	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	111	(1)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	8	24	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	295	(4)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	142	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	589	—
Lignetics Investment Corp.	First lien senior secured revolving loan	11/2026	1,078	392	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	1,597	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	1,416	(4)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	17	39	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	357	1,429	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,837	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	1,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	2,435	(12)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	2,402	(6)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,296	421	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	159	(1)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	157	303	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	408	563	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	218	—
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6/2025	462	901	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	—	2,113	(232)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	2,931	(7)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	—	93	(1)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	79	197	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	2,654	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	410	(4)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	1,035	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	2,092	(89)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	227	(2)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	42	33	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	938	(2)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	122	852	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	571	(1)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	993	189	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	1,637	(4)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	172	(2)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	180	1,243	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	492	(1)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2025	423	577	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	3	149	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	628	342	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	94	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	(1)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3	5	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	706	2,118	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	83	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	389	452	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(33)
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(2)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	112	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	6	100	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	99	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	2,353	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	151	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	165	523	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	39	483	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,174	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	12/2026	2,955	2	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	368	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	346	(2)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	273	845	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	143	(5)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2027	1,352	2,591	—
Non-controlled/non-affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	9,389	191	—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,487	3,280	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,422	1,525	—
Non-controlled/affiliated debt
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	771	881	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—
Total Portfolio Company Commitments			$62,970	$181,763	$(840)
*Fully funded
(6)Investment measured at net asset value (“NAV”).
(7)The interest rate on this loan is subject to SONIA, which as of December 31, 2024 was 4.70%.
(8)Loan was on non-accrual status as of December 31, 2024.
(9)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2024 was 2.85%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(11)Investment is non-income producing.
(12)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(15)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2024 was 4.18%.
(16)The interest rate on these loans is subject to Prime, which as of December 31, 2024 was 7.50%.
(17)The interest rate on these loans is subject to 3 month BBSY, which as of December 31, 2024 was 4.42%.
(18)Level 1 investment.
(19)Level 2 investment.
(20)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(21)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 9.5% of total assets as calculated in accordance with the regulatory requirements.
(22)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the Revolving Credit Facility, SPV Asset Facility and CLO XIII. See Note 5 “Debt.”

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

(23)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(24)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(25)Investment contains a fixed-rate structure.
(26)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $180.4 million, or 16.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Blue Owl Credit SLF*	LLC Interest	August 1, 2024
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
HFS Matterhorn Topco, Inc.	LLC Interest	November 23, 2018
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	December 12, 2023
LSI Financing 1 DAC	Preferred equity	December 14, 2022
LSI Financing LLC	Common Equity	November 25, 2024
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Paradigmatic Holdco LLC (dba Pluralsight)	Common Units	August 22, 2024
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Warrants	December 15, 2023
* Refer to Note 4 “Investments – Credit SLF LLC” for further information.
(27)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of December 31, 2024. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(28)As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $13.0 million based on a tax cost basis of $1.9 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $73.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $60.9 million.
(29)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Other Income	Interest and PIK Income	Dividend Income
LSI Financing LLC	$—	$12,494	$(3,105)	$165	$—	$9,554	$—	$—	$49
Swipe Acquisition Corporation (dba PLI)	19,842	5,795	(165)	(642)	—	24,830	73	1,260	254
Walker Edison Furniture Company LLC	7,497	1,547	—	(6,563)	—	2,481	4	—	—
Total	$27,339	$19,836	$(3,270)	$(7,040)	$—	$36,865	$77	$1,260	$303
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
(30)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2024 were as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Other Income	Interest and PIK Income	Dividend Income
Blue Owl Credit SLF	$—	$524	$(334)	$1	$—	$191	$—	$—	$5
Total	$—	$524	$(334)	$1	$—	$191	$—	$—	$5
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
(31)Investment is not pledged as collateral for the credit facilities.
(32)Totals presented may differ than actuals due to rounding.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

(33)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Global Music Rights, LLC(13)(20)(21)	First lien senior secured loan	S +	5.50%	8/2028	$919	$905	$919	0.1%
						905	919	0.1%
Aerospace and defense
Aviation Solutions Midco, LLC (dba STS Aviation)(13)(21)	First lien senior secured loan	S +	7.25%	1/2025	37,185	37,037	37,743	3.0%
Peraton Corp.(13)(16)(21)	Second lien senior secured loan	S +	7.75%	2/2029	14,494	14,336	14,386	1.1%
Valence Surface Technologies LLC(6)(13)(20)(21)	First lien senior secured loan	S +	7.75%	6/2025	36,974	36,833	32,536	2.6%
						88,206	84,665	6.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(18)(20)(21)(23)	First lien senior secured loan		12.00% PIK	7/2030	2,196	2,196	2,196	0.2%
AAM Series 2.1 Aviation Feeder, LLC(18)(20)(21)(23)	First lien senior secured loan		12.00% PIK	11/2030	2,609	2,609	2,609	0.2%
Hg Genesis 8 Sumoco Limited(8)(18)(20)(21)	Unsecured facility	SA +	6.00% PIK	8/2025	£5,449	7,168	6,946	0.5%
Hg Genesis 9 SumoCo Limited(10)(18)(20)(21)	Unsecured EUR facility	E +	7.00% PIK	3/2027	€1,052	1,153	1,163	0.1%
Hg Saturn Luchaco Limited(8)(18)(20)(21)	Unsecured facility	SA +	7.50% PIK	3/2026	£22,353	30,115	28,495	2.3%
						43,241	41,409	3.3%
Buildings and real estate
Associations, Inc.(6)(13)(20)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	7/2027	40,586	40,352	40,383	3.2%
Associations, Inc.(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	7/2027	2,171	2,136	2,141	0.2%
REALPAGE, INC.(12)(16)(21)	Second lien senior secured loan	S +	6.50%	4/2029	6,500	6,428	6,484	0.5%
						48,916	49,008	3.9%
Business services
Access CIG, LLC(13)(21)	Second lien senior secured loan	S +	7.75%	2/2026	24,564	24,518	24,564	1.9%
CIBT Global, Inc.(13)(20)(21)(26)	First lien senior secured loan	S +	7.75% PIK	5/2026	166	104	111	—%
CIBT Global, Inc.(13)(20)(21)(26)	Second lien senior secured loan	S +	5.25%	12/2026	11,237	4,715	1,489	0.1%
Denali BuyerCo, LLC (dba Summit Companies)(13)(20)(21)	First lien senior secured loan	S +	5.50%	9/2028	5,876	5,793	5,861	0.5%
Diamondback Acquisition, Inc. (dba Sphera)(12)(20)(21)	First lien senior secured loan	S +	5.50%	9/2028	626	617	616	—%
Entertainment Benefits Group, LLC(6)(12)(20)(21)	First lien senior secured loan	S +	5.25%	9/2025	907	901	907	0.1%
Gainsight, Inc.(6)(13)(20)(21)	First lien senior secured loan	S +	6.75% PIK	7/2027	6,636	6,569	6,566	0.5%
Hercules Borrower, LLC (dba The Vincit Group)(13)(21)	First lien senior secured loan	S +	6.25%	12/2026	27,983	27,749	27,913	2.2%
Hercules Buyer, LLC (dba The Vincit Group)(20)(21)(22)(23)	Unsecured notes		0.48% PIK	12/2029	828	828	927	0.1%
Kaseya Inc.(6)(13)(20)(21)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	542	533	540	—%
Kaseya Inc.(6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	6/2029	8	8	8	—%
KPSKY Acquisition, Inc. (dba BluSky)(13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2028	978	963	968	0.1%
KPSKY Acquisition, Inc. (dba BluSky)(6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan		5.75%	11/2025	1	—	1	—%
						73,298	70,471	5.5%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(12)(21)	Second lien senior secured loan	S +	7.75%	11/2028	22,500	22,267	21,038	1.7%
Gaylord Chemical Company, L.L.C.(13)(21)	First lien senior secured loan	S +	6.00%	3/2027	26,947	26,784	26,812	2.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(13)(20)(21)	First lien senior secured loan	S +	5.75%	4/2027	5,979	5,896	5,979	0.5%
Velocity HoldCo III Inc. (dba VelocityEHS)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	4/2026	46	42	46	—%
						54,989	53,875	4.3%
Consumer products
Conair Holdings LLC(12)(21)	Second lien senior secured loan	S +	7.50%	5/2029	45,000	44,448	43,536	3.4%
Feradyne Outdoors, LLC(13)(20)(21)	First lien senior secured loan	S +	6.25%	5/2026	637	637	585	—%
Foundation Consumer Brands, LLC(13)(20)(21)	First lien senior secured loan	S +	6.25%	2/2027	3,192	3,127	3,192	0.3%
Lignetics Investment Corp.(13)(20)(21)	First lien senior secured loan	S +	6.00%	11/2027	10,824	10,731	10,743	0.8%
Lignetics Investment Corp.(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2026	1,225	1,215	1,214	0.1%
SWK BUYER, Inc. (dba Stonewall Kitchen)(13)(20)(21)	First lien senior secured loan	S +	5.25%	3/2029	743	731	715	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	3/2025	1,902	1,877	1,823	0.1%
WU Holdco, Inc. (dba Weiman Products, LLC)(13)(21)	First lien senior secured loan	S +	5.50%	3/2026	45,791	45,413	44,762	3.5%
						108,179	106,570	8.3%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(13)(20)(21)	First lien senior secured loan	S +	6.00%	12/2026	1,891	1,854	1,853	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(13)(20)(21)	First lien senior secured loan	S +	6.40%	10/2028	757	751	755	0.1%
Ascend Buyer, LLC (dba PPC Flexible Packaging)(6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.25%	9/2027	26	26	26	—%
Fortis Solutions Group, LLC(13)(20)(21)	First lien senior secured loan	S +	5.50%	10/2028	893	879	873	0.1%
Fortis Solutions Group, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.50%	10/2027	4	3	2	—%
Indigo Buyer, Inc. (dba Inovar Packaging Group)(6)(13)(20)(21)	First lien senior secured loan	S +	6.25%	5/2028	928	920	926	0.1%
Pregis Topco LLC(12)(21)	Second lien senior secured loan	S +	6.75%	8/2029	30,000	29,609	30,000	2.4%
						34,042	34,435	2.8%
Distribution
ABB/Con-cise Optical Group LLC(13)(20)(21)	First lien senior secured loan	S +	7.50%	2/2028	850	841	818	0.1%
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)(6)(13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2029	30,019	29,709	29,703	2.4%
Endries Acquisition, Inc.(13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2028	18,611	18,472	18,472	1.5%
Offen, Inc.(12)(21)	First lien senior secured loan	S +	5.00%	6/2026	4,660	4,642	4,660	0.4%
						53,664	53,653	4.4%
Education
Pluralsight, LLC(6)(13)(20)(21)	First lien senior secured loan	S +	8.00%	4/2027	21,646	21,503	20,933	1.7%
						21,503	20,933	1.7%
Financial services
Blackhawk Network Holdings, Inc.(12)(21)	Second lien senior secured loan	S +	7.00%	6/2026	18,777	18,717	18,777	1.5%
Finastra USA, Inc.(14)(18)(20)(21)	First lien senior secured loan	S +	7.25%	9/2029	3,776	3,733	3,738	0.3%
Finastra USA, Inc..(6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	7.25%	9/2029	104	100	100	—%
KRIV Acquisition Inc. (dba Riveron)(13)(20)(21)	First lien senior secured loan	S +	6.25%	7/2029	1,055	1,026	1,026	0.1%
NMI Acquisitionco, Inc. (dba Network Merchants)(12)(20)(21)	First lien senior secured loan	S +	5.75%	9/2025	4,805	4,777	4,781	0.4%
Smarsh Inc.(6)(13)(20)(21)	First lien senior secured loan	S +	5.75%	2/2029	857	850	855	0.1%
						29,203	29,277	2.4%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(12)(20)(21)	Second lien senior secured loan	S +	7.00%	9/2029	5,000	4,967	4,938	0.4%
BP Veraison Buyer, LLC (dba Sun World)(13)(21)	First lien senior secured loan	S +	5.50%	5/2027	14,230	14,121	14,230	1.1%
H-Food Holdings, LLC(13)(16)(21)	First lien senior secured loan	S +	4.00%	5/2025	1	1	1	0.0%
H-Food Holdings, LLC(13)(21)	Second lien senior secured loan	S +	7.00%	3/2026	18,200	18,040	11,921	0.9%
Hissho Sushi Merger Sub, LLC(13)(20)(21)	First lien senior secured loan	S +	5.50%	5/2028	892	885	892	0.1%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(12)(20)(21)	First lien senior secured loan	S +	6.25%	3/2027	1,000	987	988	0.1%
Nellson Nutraceutical, LLC(13)(20)(21)	First lien senior secured loan	S +	5.75%	12/2025	25,785	25,535	25,334	2.0%
Rushmore Investment III LLC (dba Winland Foods)(12)(20)(21)	First lien senior secured loan	S +	6.00%	10/2030	24,400	24,023	24,010	1.9%
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(6)(13)(20)(21)	First lien senior secured loan	S +	4.50%	7/2025	5,132	5,108	4,915	0.4%
Shearer's Foods, LLC(12)(21)	Second lien senior secured loan	S +	7.75%	9/2028	36,000	35,758	36,000	2.8%
The Better Being Co., LLC (fka Nutraceutical International Corporation)(12)(20)(21)	First lien senior secured loan	S +	7.50%	9/2026	35,283	35,024	31,660	2.5%
Ultimate Baked Goods Midco, LLC(12)(21)	First lien senior secured loan	S +	6.25%	8/2027	16,170	15,900	16,170	1.3%
						180,349	171,059	13.5%
Healthcare equipment and services
Confluent Medical Technologies, Inc.(13)(20)(21)	Second lien senior secured loan	S +	6.50%	2/2030	1,000	984	993	0.1%
CSC MKG Topco LLC (dba Medical Knowledge Group)(12)(20)(21)	First lien senior secured loan	S +	5.75%	2/2029	841	828	829	0.1%
Nelipak Holding Company(13)(21)	First lien senior secured loan	S +	4.25%	7/2026	270	268	270	0.0%
Nelipak Holding Company(6)(12)(20)(21)	First lien senior secured USD revolving loan	S +	4.25%	7/2024	240	238	240	0.0%
Nelipak Holding Company(13)(21)	Second lien senior secured USD term loan	S +	8.25%	7/2027	7,994	7,930	7,994	0.6%
Nelipak Holding Company(6)(9)(20)(21)	First lien senior secured EUR revolving loan	E +	4.50%	7/2024	€176	175	194	0.0%
Nelipak Holding Company(10)(20)(21)	Second lien senior secured EUR term loan	E +	8.50%	7/2027	€7,170	7,960	7,901	0.6%
Packaging Coordinators Midco, Inc.(12)(21)	Second lien senior secured loan	S +	7.00%	12/2029	37,269	36,706	37,174	2.9%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(12)(18)(21)	First lien senior secured loan	S +	6.75%	1/2028	25,262	24,993	25,198	2.0%
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(6)(13)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	1/2026	569	546	562	0.0%
Rhea Parent, Inc.(13)(20)(21)	First lien senior secured loan	S +	5.50%	2/2029	762	750	758	0.1%
						81,378	82,113	6.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(13)(20)(21)	First lien senior secured loan	S +	5.25%	10/2030	2,536	2,499	2,498	0.2%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(12)(20)(21)	First lien senior secured loan	S +	5.50%	3/2025	996	996	993	0.1%
Ex Vivo Parent Inc. (dba OB Hospitalist)(12)(20)(21)	First lien senior secured loan	S +	9.75% PIK	9/2028	13,276	13,105	13,011	1.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(6)(14)(20)(21)	First lien senior secured loan	S +	6.25%	12/2029	4,278	4,186	4,185	0.3%
National Dentex Labs LLC (fka Barracuda Dental LLC)(13)(21)	First lien senior secured loan	S +	8.00% (3.00% PIK)	4/2026	19,837	19,712	19,490	1.5%
National Dentex Labs LLC (fka Barracuda Dental LLC)(6)(12)(20)(21)	First lien senior secured revolving loan	S +	7.00%	4/2026	1,288	1,271	1,258	0.1%
Natural Partners, LLC(13)(18)(20)(21)	First lien senior secured loan	S +	4.50%	11/2027	915	902	910	0.1%
OB Hospitalist Group, Inc.(13)(20)(21)	First lien senior secured loan	S +	5.50%	9/2027	18,215	17,967	17,987	1.4%
OB Hospitalist Group, Inc.(6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	9/2027	1,133	1,097	1,097	0.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Pacific BidCo Inc.(14)(18)(20)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	1,748	1,711	1,730	0.1%
PetVet Care Centers, LLC(12)(20)(21)	First lien senior secured loan	S +	6.00%	11/2030	15,282	15,132	15,122	1.2%
Phoenix Newco, Inc. (dba Parexel)(12)(20)(21)	Second lien senior secured loan	S +	6.50%	11/2029	35,000	34,720	35,000	2.8%
Plasma Buyer LLC (dba PathGroup)(13)(20)(21)	First lien senior secured loan	S +	5.75%	5/2029	672	661	659	0.1%
Plasma Buyer LLC (dba PathGroup)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	5/2028	25	24	24	0.0%
Premier Imaging, LLC (dba LucidHealth)(13)(20)(21)	First lien senior secured loan	S +	6.00%	1/2025	7,518	7,487	7,292	0.6%
Quva Pharma, Inc.(12)(20)(21)	First lien senior secured loan	S +	5.50%	4/2028	11,552	11,317	11,466	0.9%
Tivity Health, Inc.(13)(20)(21)	First lien senior secured loan	S +	6.00%	6/2029	988	967	980	0.1%
Unified Women's Healthcare, LP(12)(20)(21)	First lien senior secured loan	S +	5.50%	6/2029	4,000	3,971	4,000	0.3%
Unified Women's Healthcare, LP(12)(20)(21)	First lien senior secured loan	S +	5.25%	6/2029	902	896	902	0.1%
Vermont Aus Pty Ltd(13)(18)(20)(21)	First lien senior secured loan	S +	5.50%	3/2028	983	964	973	0.1%
XRL 1 LLC (dba XOMA)(20)(21)(23)	First lien senior secured loan		9.88%	12/2038	1,950	1,909	1,906	0.2%
						141,494	141,483	11.3%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)(20)(21)	First lien senior secured loan	S +	5.75%	8/2028	663	655	655	0.1%
BCPE Osprey Buyer, Inc. (dba PartsSource)(6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	8/2026	16	16	15	0.0%
Datix Bidco Limited (dba RLDatix)(8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	4.50%	4/2025	£637	869	813	0.1%
Datix Bidco Limited (dba RLDatix)(8)(18)(20)(21)	Second lien senior secured GBP term loan	SA +	7.75%	4/2026	£1,667	2,266	2,125	0.2%
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)(20)(21)	First lien senior secured loan	S +	5.75%	10/2028	908	894	894	0.1%
GI Ranger Intermediate, LLC (dba Rectangle Health)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	10/2027	44	43	43	0.0%
Imprivata, Inc.(13)(20)(21)	Second lien senior secured loan	S +	6.25%	12/2028	882	874	882	0.1%
Indikami Bidco, LLC (dba IntegriChain)(12)(20)(21)	First lien senior secured loan	S +	6.00%	12/2030	2,155	2,107	2,107	0.2%
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(18)(20)(21)	First lien senior secured loan	S +	6.50%	8/2026	41,580	41,307	40,436	3.2%
Interoperability Bidco, Inc. (dba Lyniate)(13)(20)(21)	First lien senior secured loan	S +	7.00%	12/2026	14,097	14,036	13,885	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	7.00%	12/2024	474	469	457	0.0%
Ocala Bidco, Inc.(12)(21)	First lien senior secured loan	S +	6.25% (2.75% PIK)	11/2028	34,254	33,651	33,826	2.7%
Ocala Bidco, Inc.(12)(21)	Second lien senior secured loan	S +	10.50% PIK	11/2033	26,737	26,369	26,469	2.1%
RL Datix Holdings (USA), Inc.(14)(18)(20)(21)	First lien senior secured USD term loan	S +	4.50%	4/2025	10,000	9,867	10,000	0.8%
RL Datix Holdings (USA), Inc.(14)(18)(20)(21)	Second lien senior secured USD term loan	S +	7.75%	4/2026	5,000	4,934	5,000	0.4%
						138,357	137,607	11.1%
Household products
Aptive Environmental, LLC(20)(21)(23)	First lien senior secured loan		12.00% (6.00% PIK)	1/2026	3,247	2,894	3,328	0.3%
HGH Purchaser, Inc. (dba Horizon Services)(13)(20)(21)	First lien senior secured loan	S +	6.50%	11/2025	38,009	37,791	37,628	3.0%
Mario Midco Holdings, Inc. (dba Len the Plumber)(12)(20)(21)	Unsecured facility	S +	10.75% PIK	4/2032	191	187	190	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)(20)(21)	First lien senior secured loan	S +	5.75%	4/2029	642	631	639	0.0%
Mario Purchaser, LLC (dba Len the Plumber)(6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	4/2028	17	16	16	0.0%
SimpliSafe Holding Corporation(6)(12)(20)(21)	First lien senior secured loan	S +	6.25%	5/2028	838	825	830	0.1%
						42,344	42,631	3.4%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(12)(20)(21)	Second lien senior secured loan	S +	6.50%	10/2029	16,667	16,469	15,667	1.2%
IG Investments Holdings, LLC (dba Insight Global)(13)(20)(21)	First lien senior secured loan	S +	6.00%	9/2028	9,069	8,933	9,001	0.7%
						25,402	24,668	1.9%
Infrastructure and environmental services
LineStar Integrity Services LLC(14)(21)	First lien senior secured loan	S +	7.25%	2/2026	8,344	8,421	7,906	0.6%
LineStar Integrity Services LLC(13)(20)(21)	First lien senior secured revolving loan	S +	7.25%	2/2026	1,597	1,570	1,513	0.1%
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(6)(13)(20)(21)	First lien senior secured loan	S +	5.75%	3/2028	716	705	707	0.1%
						10,696	10,126	0.8%
Insurance
Alera Group, Inc.(12)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	7,296	7,177	7,296	0.6%
Ardonagh Midco 2 PLC(16)(18)(20)(21)(23)	Unsecured notes		11.50%	1/2027	640	638	634	0.1%
Ardonagh Midco 3 PLC(14)(18)(20)(21)	First lien senior secured USD term loan	S +	6.00%	7/2026	1,440	1,424	1,440	0.1%
Ardonagh Midco 3 PLC(11)(18)(20)(21)	First lien senior secured EUR term loan	E +	7.25%	7/2026	€491	543	542	0.0%
Ardonagh Midco 3 PLC(8)(18)(20)(21)	First lien senior secured GBP term loan	SA +	7.25%	7/2026	£5,097	6,384	6,498	0.5%
Brightway Holdings, LLC(14)(20)(21)	First lien senior secured loan	S +	6.50%	12/2027	4,395	4,356	4,307	0.3%
Brightway Holdings, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	12/2027	237	233	226	0.0%
Evolution BuyerCo, Inc. (dba SIAA)(13)(21)	First lien senior secured loan	S +	6.25%	4/2028	29,207	28,922	28,987	2.3%
Integrity Marketing Acquisition, LLC(13)(20)(21)	First lien senior secured loan	S +	5.80%	8/2026	19,838	19,791	19,838	1.6%
Integrity Marketing Acquisition, LLC(6)(13)(17)(20)(21)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	515	480	515	0.0%
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(13)(20)(21)	First lien senior secured loan	S +	10.50% PIK	7/2030	1,529	1,513	1,525	0.1%
Norvax, LLC (dba GoHealth)(13)(21)	First lien senior secured loan	S +	7.50%	9/2025	16,515	16,274	16,309	1.3%
PCF Midco II, LLC (dba PCF Insurance Services)(20)(21)(23)	First lien senior secured loan		9.00% PIK	10/2031	26,031	24,279	24,208	1.9%
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(12)(21)	First lien senior secured loan	S +	6.00%	11/2028	18,427	18,295	18,381	1.5%
Tempo Buyer Corp. (dba Global Claims Services)(13)(20)(21)	First lien senior secured loan	S +	5.50%	8/2028	688	678	683	0.1%
Tempo Buyer Corp. (dba Global Claims Services)(6)(7)(20)(21)	First lien senior secured revolving loan	P +	4.00%	8/2027	32	31	31	0.0%
THG Acquisition, LLC (dba Hilb)(12)(21)	First lien senior secured loan	S +	5.75%	12/2026	24,658	24,365	24,535	1.9%
THG Acquisition, LLC (dba Hilb)(6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.75%	12/2025	416	401	406	0.0%
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(14)(20)(21)	First lien senior secured loan	S +	5.75%	7/2027	1,655	1,634	1,643	0.1%
						157,418	158,004	12.4%
Internet software and services
3ES Innovation Inc. (dba Aucerna)(13)(18)(21)	First lien senior secured loan	S +	6.75%	5/2025	10,590	10,549	10,590	0.8%
3ES Innovation Inc. (dba Aucerna)(6)(12)(18)(20)(21)	First lien senior secured revolving loan	S +	6.75%	5/2025	450	448	450	0.0%
Anaplan, Inc.(13)(21)	First lien senior secured loan	S +	6.50%	6/2029	8,508	8,437	8,508	0.7%
Bayshore Intermediate #2, L.P. (dba Boomi)(13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	10/2028	18,933	18,680	18,696	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	10/2027	248	230	232	0.0%
BCTO BSI Buyer, Inc. (dba Buildertrend)(13)(20)(21)	First lien senior secured loan	S +	7.50% PIK	12/2026	10,680	10,617	10,680	0.8%
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(6)(13)(20)(21)	First lien senior secured loan	S +	5.50%	8/2027	3,046	2,994	2,935	0.2%
CivicPlus, LLC(13)(20)(21)	First lien senior secured loan	S +	6.50% (2.50% PIK)	8/2027	2,538	2,521	2,538	0.2%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
CivicPlus, LLC(6)(12)(20)(21)	First lien senior secured revolving loan	S +	6.00%	8/2027	72	71	72	0.0%
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(12)(20)(21)	Unsecured notes	S +	11.75% PIK	6/2034	541	530	540	0.0%
Crewline Buyer, Inc. (dba New Relic)(13)(20)(21)	First lien senior secured loan	S +	6.75%	11/2030	4,528	4,461	4,460	0.4%
Delinea Buyer, Inc. (f/k/a Centrify)(13)(20)(21)	First lien senior secured loan	S +	5.75%	3/2028	12,939	12,722	12,874	1.0%
Delta TopCo, Inc. (dba Infoblox, Inc.)(13)(21)	Second lien senior secured loan	S +	7.25%	12/2028	40,000	39,863	40,000	3.2%
EET Buyer, Inc. (dba e-Emphasys)(13)(20)(21)	First lien senior secured loan	S +	6.50%	11/2027	893	887	893	0.1%
EET Buyer, Inc. (dba e-Emphasys)(6)(14)(20)(21)	First lien senior secured revolving loan	S +	6.50%	11/2027	18	18	18	0.0%
Forescout Technologies, Inc.(13)(21)	First lien senior secured loan	S +	8.00%	8/2026	9,841	9,792	9,890	0.8%
Genesis Acquisition Co. (dba Procare Software)(13)(20)(21)	First lien senior secured loan	S +	5.00%	7/2025	2,266	2,259	2,266	0.2%
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(12)(18)(20)(21)	First lien senior secured loan	S +	7.50%	4/2026	14,544	14,349	14,544	1.2%
Hyland Software, Inc.(12)(20)(21)	First lien senior secured loan	S +	6.00%	9/2030	1,800	1,773	1,773	0.1%
Litera Bidco LLC(12)(21)	First lien senior secured loan	S +	5.25%	5/2026	25,911	25,711	25,911	2.0%
MessageBird BidCo B.V.(12)(18)(21)	First lien senior secured loan	S +	6.75%	4/2027	8,000	7,890	7,980	0.6%
MINDBODY, Inc.(13)(21)	First lien senior secured loan	S +	7.00%	2/2025	11,511	11,480	11,453	0.9%
Ministry Brands Holdings, LLC(12)(20)(21)	First lien senior secured loan	S +	5.50%	12/2028	764	752	749	0.1%
Ministry Brands Holdings, LLC(6)(12)(20)(21)	First lien senior secured revolving loan	S +	5.50%	12/2027	36	35	35	0.0%
Project Alpha Intermediate Holding, Inc. (dba Qlik)(12)(16)(20)(21)	First lien senior secured loan	S +	4.75%	10/2030	10,000	9,804	10,033	0.8%
Proofpoint, Inc.(12)(16)(20)(21)	Second lien senior secured loan	S +	6.25%	8/2029	4,900	4,881	4,937	0.4%
QAD, Inc.(12)(20)(21)	First lien senior secured loan	S +	5.38%	11/2027	4,351	4,296	4,286	0.3%
Securonix, Inc.(13)(20)(21)	First lien senior secured loan	S +	6.00%	4/2028	847	841	794	0.1%
Thunder Purchaser, Inc. (dba Vector Solutions)(13)(20)(21)	First lien senior secured loan	S +	5.75%	6/2028	14,695	14,597	14,621	1.2%
Thunder Purchaser, Inc. (dba Vector Solutions)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	5.75%	6/2027	693	684	687	0.1%
When I Work, Inc.(13)(20)(21)	First lien senior secured loan	S +	7.00% PIK	11/2027	862	856	847	0.1%
						223,028	224,292	17.8%
Leisure and entertainment
Troon Golf, L.L.C.(13)(21)	First lien senior secured loan	S +	5.50%	8/2027	60,103	59,904	59,803	4.7%
						59,904	59,803	4.7%
Manufacturing
BCPE Watson (DE) ORML, LP(14)(18)(20)(21)	First lien senior secured loan	S +	6.50%	7/2028	1,000	992	995	0.1%
FARADAY BUYER, LLC (dba MacLean Power Systems)(13)(18)(20)(21)	First lien senior secured loan	S +	6.00%	10/2028	17,926	17,575	17,568	1.4%
Gloves Buyer, Inc. (dba Protective Industrial Products)(12)(20)(21)	Second lien senior secured loan	S +	8.25%	12/2028	6,300	6,187	6,237	0.5%
MHE Intermediate Holdings, LLC (dba OnPoint Group)(13)(21)	First lien senior secured loan	S +	6.00%	7/2027	13,241	13,154	13,241	1.0%
PHM Netherlands Midco B.V. (dba Loparex)(13)(20)(21)	First lien senior secured loan	S +	4.50%	7/2026	192	185	156	0.0%
PHM Netherlands Midco B.V. (dba Loparex)(13)(21)	Second lien senior secured loan	S +	8.75%	7/2027	28,000	26,909	21,420	1.7%
Safety Products/JHC Acquisition Corp. (dba Justrite Safety Group)(12)(21)	First lien senior secured loan	S +	4.50%	6/2026	3,409	3,396	3,316	0.3%
Sonny's Enterprises, LLC(6)(13)(17)(20)(21)	First lien senior secured loan	S +	6.75%	8/2028	44,364	43,764	44,251	3.5%
						112,162	107,184	8.5%
Oil and gas
Project Power Buyer, LLC (dba PEC-Veriforce)(13)(20)(21)	First lien senior secured loan	S +	7.00%	5/2026	7,796	7,752	7,757	0.6%
						7,752	7,757	0.6%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Professional services
Apex Service Partners, LLC(6)(13)(17)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	10/2030	851	828	827	0.1%
Apex Service Partners, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	10/2029	5	4	4	0.0%
Apex Group Treasury, LLC(13)(18)(20)(21)	Second lien senior secured loan	S +	6.75%	7/2029	11,618	11,466	11,560	0.9%
Gerson Lehrman Group, Inc.(13)(20)(21)	First lien senior secured loan	S +	5.25%	12/2024	4,450	4,442	4,450	0.4%
Guidehouse Inc.(12)(20)(21)	First lien senior secured loan	S +	5.75% (2.00% PIK)	10/2028	914	914	910	0.1%
Relativity ODA LLC(12)(21)	First lien senior secured loan	S +	6.50%	5/2027	17,320	17,180	17,320	1.4%
Sensor Technology Topco, Inc. (dba Humanetics)(13)(20)(21)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	10,988	10,922	10,961	0.9%
Sensor Technology Topco, Inc. (dba Humanetics)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.50%	5/2026	541	536	539	0.0%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(20)(21)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€1,981	2,139	2,182	0.2%
						48,431	48,753	4.0%
Specialty retail
Galls, LLC(13)(20)(21)	First lien senior secured loan	S +	6.75%	1/2025	18,256	18,201	18,256	1.4%
Galls, LLC(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	1/2024	1,858	1,846	1,858	0.1%
Milan Laser Holdings LLC(12)(21)	First lien senior secured loan	S +	5.00%	4/2027	22,463	22,327	22,463	1.8%
Notorious Topco, LLC (dba Beauty Industry Group)(13)(21)	First lien senior secured loan	S +	6.75%	11/2027	25,960	25,690	24,273	1.9%
Notorious Topco, LLC (dba Beauty Industry Group)(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.75%	5/2027	141	121	4	0.0%
The Shade Store, LLC(13)(20)(21)	First lien senior secured loan	S +	6.00%	10/2027	2,227	2,208	2,144	0.2%
The Shade Store, LLC(6)(13)(20)(21)	First lien senior secured revolving loan	S +	6.00%	10/2026	145	144	137	0.0%
						70,537	69,135	5.4%
Telecommunications
EOS U.S. Finco LLC(6)(13)(18)(20)(21)	First lien senior secured loan	S +	5.75%	10/2029	8,631	8,193	7,823	0.6%
						8,193	7,823	0.6%
Transportation
Lytx, Inc.(12)(21)	First lien senior secured loan	S +	6.75%	2/2028	23,668	23,519	23,609	1.9%
Motus Group, LLC(12)(21)	Second lien senior secured loan	S +	6.50%	12/2029	3,615	3,586	3,579	0.3%
						27,105	27,188	2.2%
Total non-controlled/non-affiliated portfolio company debt investments						$1,890,696	$1,864,841	148.0%
Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(6)(18)(20)(21)(24)(29)	LLC Interest		N/A	N/A	1,532	1,405	1,406	0.1%
AAM Series 2.1 Aviation Feeder, LLC(6)(18)(20)(21)(24)(29)	LLC Interest		N/A	N/A	1,792	1,751	1,750	0.1%
Amergin Asset Management, LLC(18)(20)(21)(24)(29)	Class A Units		N/A	N/A	50,000,000	—	—	0.0%
						3,156	3,156	0.2%
Automotive
CD&R Value Building Partners I, L.P. (dba Belron)(18)(20)(21)(24)(29)	LP Interest		N/A	N/A	1,002	996	1,236	0.1%
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(20)(21)(23)(24)	Series A Convertible Preferred Stock		7.00% PIK	N/A	32,308	38,057	38,851	3.1%
						39,053	40,087	3.2%
Buildings and real estate
Associations Finance, Inc.(20)(21)(23)(24)	Preferred Stock		13.50% PIK	N/A	10,200,000	11,737	11,887	0.9%
Dodge Construction Network Holdings, L.P.(13)(20)(21)(24)	Series A Preferred Units	S +	8.25%	N/A	—	9	6	0.0%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Dodge Construction Network Holdings, L.P.(20)(21)(24)(29)	Class A-2 Common Units	N/A	N/A	431,889	368	295	0.0%
					12,114	12,188	0.9%
Business Services
Denali Holding, LP (dba Summit Companies)(20)(21)(24)(29)	Class A Units	N/A	N/A	41,874	425	643	0.1%
Hercules Buyer, LLC (dba The Vincit Group)(20)(21)(22)(24)(29)	Common Units	N/A	N/A	350,000	350	392	0.0%
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(20)(21)(23)(24)	Perpetual Preferred Stock	11.75% PIK	N/A	400	441	448	0.0%
					1,216	1,483	0.1%
Consumer Products
ASP Conair Holdings LP(20)(21)(24)(29)	Class A Units	N/A	N/A	12,857	1,286	1,215	0.1%
					1,286	1,215	0.1%
Food and beverage
H-Food Holdings, LLC(20)(21)(24)(29)	LLC Interest	N/A	N/A	1,625	1,625	388	0.0%
Hissho Sushi Holdings, LLC(20)(21)(24)(29)	Class A units	N/A	N/A	7,502	75	100	0.0%
					1,700	488	0.0%
Healthcare equipment and services
KPCI Holdings, L.P.(20)(21)(24)(29)	Class A Units	N/A	N/A	5,665	6,014	8,267	0.7%
Maia Aggregator, LP(20)(21)(24)(29)	Class A-2 Units	N/A	N/A	112,360	112	113	0.0%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(20)(21)(23)(24)	Class A Units	8.00% PIK	N/A	1,370	1,854	1,858	0.1%
Patriot Holdings SCSp (dba Corza Health, Inc.)(18)(20)(21)(24)(29)	Class B Units	N/A	N/A	18,864	25	313	0.0%
Rhea Acquisition Holdings, LP(20)(21)(24)(29)	Series A-2 Units	N/A	N/A	119,048	119	161	0.0%
					8,124	10,712	0.8%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(20)(21)(24)(29)	Class A Interests	N/A	N/A	1,291	1,291	1,138	0.1%
KWOL Acquisition Inc.(20)(21)(24)(29)	Common Stock	N/A	N/A	30	301	301	0.0%
Romulus Intermediate Holdings 1 Inc. (dba PetVet)(20)(21)(23)(24)	Series A Preferred Stock	15.00% PIK	N/A	1,720,596	1,687	1,686	0.1%
XOMA Corporation(20)(21)(24)(29)	Warrants	N/A	N/A	1,800	12	12	0.0%
					3,291	3,137	0.2%
Healthcare technology
Minerva Holdco, Inc.(20)(21)(23)(24)	Series A Preferred Stock	10.75% PIK	N/A	1,000	1,175	1,156	0.1%
					1,175	1,156	0.1%
Household products
Evology, LLC(20)(21)(24)(29)	Class B Units	N/A	N/A	113	540	516	0.0%
					540	516	0.0%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand)(20)(21)(23)(24)	Series A Preferred Stock	10.50% PIK	N/A	5,500	6,442	5,848	0.5%
					6,442	5,848	0.5%
Insurance
PCF Holdco, LLC (dba PCF Insurance Services)(20)(21)(24)(29)	Class A Units	N/A	N/A	2,513,848	6,375	11,633	0.9%
Fifth Season Investments LLC(20)(21)(24)	Class A Units	N/A	N/A	1	2,091	2,091	0.2%
Evolution Parent, LP (dba SIAA)(20)(21)(24)(29)	LP Interest	N/A	N/A	8,919	892	1,050	0.1%
GoHealth, Inc.(15)(20)(21)(29)	Common Stock	N/A	N/A	15,139	1,163	202	0.0%
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(20)(21)(24)(29)	LP Interest	N/A	N/A	106	106	102	0.0%
					10,627	15,078	1.2%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(20)(21)(24)(29)	Class A Common Stock	N/A	N/A	3,000	300	235	0.0%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(3)(21)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(4)(29)	Fair Value	Percentage of Net Assets
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(20)(21)(24)(29)	Common Units		N/A	N/A	1,345,119	1,345	1,467	0.1%
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(18)(20)(21)(24)(29)	LP Interest		N/A	N/A	31,406	31	34	0.0%
MessageBird Holding B.V.(18)(20)(21)(24)(29)	Extended Series C Warrants		N/A	N/A	25,540	157	30	0.0%
Project Alpine Co-Invest Fund, LP(18)(20)(21)(24)(29)	LP Interest		N/A	N/A	1,000	1,001	1,182	0.1%
Thunder Topco L.P. (dba Vector Solutions)(20)(21)(24)(29)	Common Units		N/A	N/A	819,817	820	910	0.1%
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(20)(21)(23)(24)	Series A Preferred Stock		6.00% PIK	N/A	3,750	4,242	4,200	0.3%
WMC Bidco, Inc. (dba West Monroe)(20)(21)(23)(24)	Senior Preferred Stock		11.25% PIK	N/A	2,385	2,986	2,860	0.2%
						10,882	10,918	0.8%
Manufacturing
Windows Entities(18)(20)(21)(24)(25)	LLC Units		N/A	N/A	10,616	20,106	46,210	3.7%
Gloves Holdings, LP (dba Protective Industrial Products)(20)(21)(24)(29)	LP Interest		N/A	N/A	7,000	700	829	0.1%
						20,806	47,039	3.8%
Pharmaceuticals
LSI Financing 1 DAC(18)(20)(21)(24)	Preferred Equity		N/A	N/A	947,477	933	999	0.1%
						933	999	0.1%
Total non-controlled/non-affiliated portfolio company equity investments						$121,345	$154,020	12.0%
Total non-controlled/non-affiliated portfolio company investments						$2,012,041	$2,018,861	160.0%

Non-controlled/affiliated portfolio company investments
Debt Investments(5)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(14)(20)(21)(28)	First lien senior secured loan	S +	8.00%	6/2026	5,950	5,932	5,949	0.5%
Swipe Acquisition Corporation (dba PLI)(6)(14)(17)(20)(21)(28)	First lien senior secured delayed draw term loan	S +	8.00%	6/2026	1,772	1,772	1,772	0.1%
						7,704	7,721	0.6%
Household products
Walker Edison Furniture Company LLC(12)(20)(21)(26)(28)	First lien senior secured loan	S +	6.75% PIK	3/2027	5,431	4,695	4,997	0.4%
Walker Edison Furniture Company LLC(12)(20)(21)(26)(28)	First lien senior secured revolving loan	S +	6.25%	3/2027	2,247	2,247	2,101	0.2%
						6,942	7,098	0.6%
Total non-controlled/affiliated portfolio company debt investments						$14,646	$14,819	1.2%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(20)(21)(24)(28)(29)	Class A Common Units		N/A	N/A	10,755	5,952	12,121	1.0%
						5,952	12,121	1.0%
Household Products
Walker Edison Holdco LLC(20)(21)(24)(28)(29)	Common Units		N/A	N/A	49,159	4,750	511	0.0%
						4,750	511	0.0%
Total non-controlled/affiliated portfolio company equity investments						$10,702	$12,632	1.0%
Total non-controlled/affiliated portfolio company investments						$25,348	$27,451	2.2%
Total non-controlled/non-affiliated misc. debt commitments(2)(6)(Note 7)						$(689)	$(448)	0.0%
Total Investments						$2,036,700	$2,045,864	162.1%

______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

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
(6)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(2)
Non-controlled/non-affiliated - delayed draw debt commitments
Alera Group, Inc.	First lien senior secured delayed draw term loan	10/2028	$—	$7,133	$(7)
Allied Benefit Systems Intermediate LLC	First lien senior secured delayed draw term loan	10/2030	—	464	(3)
Apex Service Partners, LLC	First lien senior secured delayed draw term loan	10/2030	43	150	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	12/2026	—	1,354	(27)
Associations, Inc.	First lien senior secured delayed draw term loan	6/2024	325	3	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	8/2028	—	295	(1)
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured delayed draw term loan	10/2029	789	2,430	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2028	—	6,411	(48)
EOS U.S. Finco LLC	First lien senior secured delayed draw term loan	10/2029	36	1,244	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	4/2028	—	4,978	—
FARADAY BUYER, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	10/2028	—	1,882	(19)
Forescout Technologies, Inc.	First lien senior secured delayed draw term loan	7/2024	—	6,825	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2030	—	377	(2)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2/2025	515	6,857	—
Kaseya Inc.	First lien senior secured delayed draw term loan	8/2025	2	30	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	1	58	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	7/2029	—	158	(2)
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	4/2024	126	149	—
Ocala Bidco, Inc.	First lien senior secured delayed draw term loan	5/2024	—	4,499	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	8/2025	—	191	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2030	—	1,993	(1)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2024	—	176	(2)
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5/2024	27	75	—
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2024	95	95	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	11/2024	427	573	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured delayed draw term loan	6/2026	1,772	772	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	3/2028	25	50	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	6/2029	—	6,000	—
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	12/2038	—	150	(3)
Non-controlled/affiliated debt - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2029	—	1,405	(112)
Non-controlled/non-affiliated - revolving debt commitments
3ES Innovation Inc. (dba Aucerna)	First lien senior secured revolving loan	5/2025	450	237	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Apex Service Partners, LLC	First lien senior secured revolving loan	10/2029	5	59	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	26	52	—
Associations, Inc.	First lien senior secured revolving loan	7/2027	2,171	3,974	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	248	991	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	16	36	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2027	—	1,824	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(2)
BradyIFS Holdings, LLC (fka Individual Foodservice Holdings, LLC)	First lien senior secured revolving loan	10/2029	—	2,476	(26)
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	237	289	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	64	122	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	72	141	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(7)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	(7)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	125	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	18	73	—
Entertainment Benefits Group, LLC	First lien senior secured revolving loan	9/2025	53	80	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	2,230	(17)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	104	288	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	8/2026	—	700	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	4	85	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	444	448	—
Galls, LLC	First lien senior secured revolving loan	1/2025	—	1,839	—
Galls, LLC	First lien senior secured revolving loan	1/2024	1,858	1,578	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	3/2026	—	2,609	(13)
Genesis Acquisition Co. (dba Procare Software)*	First lien senior secured revolving loan	7/2025	293	—	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2024	—	2,039	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	44	29	—
Global Music Rights, LLC	First lien senior secured revolving loan	8/2027	—	83	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	4,583	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	3,343	(8)
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2025	3,665	38	—
Hissho Sushi Merger Sub, LLC	First lien senior secured revolving loan	5/2028	—	70	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	(1)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2027	—	723	(5)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	40	60	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	—	269	(6)
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2026	—	1,705	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	12/2024	474	654	—
Kaseya Inc.	First lien senior secured revolving loan	6/2029	8	24	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	142	(4)
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	167	391	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	1,225	245	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	1,597	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2026	—	1,013	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	17	39	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	—	1,786	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,837	—
MINDBODY, Inc.	First lien senior secured revolving loan	2/2025	—	1,071	(5)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	36	32	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,288	429	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	68	—
Nelipak Holding Company	First lien senior secured EUR revolving loan	10/2025	194	677	—
Nelipak Holding Company	First lien senior secured USD revolving loan	7/2024	240	640	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	10/2025	—	218	(1)
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	10/2025	—	2,727	(34)
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	141	1,972	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(2)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	1,133	1,798	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2026	569	2,086	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	1,035	(3)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	2,092	(22)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	25	50	—
Pluralsight, LLC	First lien senior secured revolving loan	4/2027	1,006	289	—
Project Power Buyer, LLC (dba PEC-Veriforce)	First lien senior secured revolving loan	5/2025	—	563	(3)
QAD, Inc.	First lien senior secured revolving loan	10/2025	—	571	(9)
Quva Pharma, Inc.	First lien senior secured revolving loan	11/2025	—	1,182	(9)
Relativity ODA LLC	First lien senior secured revolving loan	6/2024	—	1,480	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2025	347	653	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	153	(10)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	12/2025	541	428	—
Smarsh Inc.	First lien senior secured revolving loan	11/2025	—	8	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	—	2,630	(7)
Swipe Acquisition Corporation (dba PLI)	Letter of Credit	11/2025	—	882	7
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	12/2024	—	70	(3)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	112	(1)
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	3/2027	32	67	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	12/2025	1,412	941	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	112	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2026	145	82	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	12/2025	416	1,455	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	693	481	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2026	—	4,685	(23)
Ultimate Baked Goods Midco, LLC	First lien senior secured revolving loan	8/2027	—	2,000	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	7/2027	—	183	(1)
Valence Surface Technologies LLC	First lien senior secured revolving loan	6/2025	2,776	12	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	12/2025	46	322	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	143	(3)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2025	1,902	1,620	—
Non-controlled/non-affiliated - equity commitments
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,750	17	—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,532	296	—
Non-controlled/affiliated revolving debt commitments
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—
Total Portfolio Company Commitments			$38,778	$137,815	$(448)
*Fully funded
(7)The interest rate on these loans is subject to PRIME, which as of December 31, 2023 was 8.50%.
(8)The interest rate on this loan is subject to SONIA, which as of December 31, 2023 was5.19%.
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
(28)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$108,469	$120,432	$101,473
Net change in unrealized gain (loss)	(11,758)	17,089	(28,817)
Net realized gain (loss)	(14,747)	(7,728)	524
Net Increase (Decrease) in Net Assets Resulting from Operations	81,964	129,793	73,180
Distributions
Distributions declared from earnings(1)	(109,361)	(107,012)	(93,961)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(109,361)	(107,012)	(93,961)
Capital Share Transactions
Reinvestment of shareholders' distributions	51,222	48,104	41,973
Repurchased shares	(163,763)	(103,659)	(84,622)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(112,541)	(55,555)	(42,649)
Total Increase (Decrease) in Net Assets	(139,938)	(32,774)	(63,430)
Net Assets, at beginning of period	1,263,487	1,296,261	1,359,691
Net Assets, at end of period	$1,123,549	$1,263,487	$1,296,261
______________
(1)For the years ended December 31, 2024, 2023 and 2022, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$81,964	$129,793	$73,180
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(615,294)	(254,386)	(178,924)
Proceeds from investments and investment repayments, net	745,939	521,140	346,939
Net change in unrealized (gain) loss on investments	13,395	(15,806)	22,486
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,629)	(2,822)	5,119
Net realized (gain) loss on investments	11,842	7,718	(928)
Net realized (gain) loss on foreign currency transactions relating to investments	3,135	5	254
Paid-in-kind interest and dividends	(34,859)	(33,757)	(26,890)
Net accretion/amortization of discount/premium on investments	(12,253)	(8,465)	(8,201)
Amortization of debt issuance costs	8,161	2,558	1,590
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	1,167	958	(3,582)
(Increase) decrease in prepaid expenses and other assets	(1,808)	419	(171)
Increase (decrease) in payable for investments sold	—	—	11,623
Increase (decrease) in payable to affiliates	(552)	(1,282)	(116)
Increase (decrease) in accrued expenses and other liabilities	(6,260)	11,987	3,658
Net cash provided by (used in) operating activities	192,948	358,060	246,037
Cash Flows from Financing Activities
Borrowings on debt	553,708	900,000	186,000
Repayments of debt	(593,000)	(1,005,223)	(302,777)
Debt issuance costs	(6,808)	(12,910)	(1,904)
Distributions paid to shareholders	(59,794)	(57,160)	(49,526)
Repurchased shares	(162,546)	(103,659)	(84,622)
Net cash provided by (used in) financing activities	(268,440)	(278,952)	(252,829)
Net increase (decrease) in cash	(75,492)	79,108	(6,792)
Cash, including foreign cash, beginning of period	126,383	47,275	54,067
Cash, including foreign cash, end of period	$50,891	$126,383	$47,275

Supplemental and Non-Cash Information
Interest paid during the period	$78,353	$57,733	$46,249
Distributions declared during the period	$109,361	$107,012	$93,961
Distribution payable	$2,555	$4,210	$2,462,000
Reinvestment of distributions during the period	$51,222	$48,104	$41,973
Taxes, including excise tax, paid during the period	$1,063	$1,249	$240
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies focused on direct lending, alternative credit, investment grade credit, liquid credit and other related strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to private capital managers, and (3) Real Assets, which focuses on net real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Reclassifications
As a result of changes in presentations, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
The table below presents PIK interest and PIK dividend income for the following periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
PIK Interest Income	27,975	26,864	21,590
PIK Interest Income as a % of Investment Income	10.9%	9.9%	9.8%
PIK Dividend Income	5,367	5,789	4,586
PIK Dividend Income as a % of Investment Income	2.1%	2.1%	2.1%
Total PIK Income	33,342	32,653	26,176
Total PIK Income as a % of Investment Income	13.0%	12.0%	12.0%
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions as of December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of December 31, 2024, the Company had payables to affiliates of $15.0 million, primarily comprised of $7.6 million of management fees and $6.0 million of accrued performance based incentive fees.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses of approximately $2.6 million, $2.3 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Blue Owl Capital Corporation II
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred management fees of approximately $30.8 million,$32.8 million and $35.1 million, respectively.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred net investment income based incentive fees of $23.0 million, $28.0 million and $21.3 million, respectively.
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears, and equals 17.5% of cumulative realized capital gains from inception through the end of each calendar year, less cumulative realized

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
For the years ended December 31, 2024 and 2023, the Company did not incur capital gains based incentive fees. For the year ended December 31, 2022, the Company recorded a reversal of capital gains based incentive fees of $1.3 million.
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Investment Team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company. The Company terminated its continuous public offering as of April 30, 2021.
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.
Affiliated Transactions

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Adviser and certain of their affiliates, including the Company, have been granted an order for exemptive relief (as amended, the “Order”) by the SEC that permits the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, (2)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitation set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise Blue Owl’s Credit platform, which includes several strategies focused on direct lending, alternative credit, investment grade credit, liquid credit and other related strategies. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order and that have an investment objective similar to the Company.
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
The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement; however, there are no Reimbursement Payments conditionally due from the Company to the Adviser.
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
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses may be subject to reimbursement from the Company pursuant to the Expense Support Agreement:

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

For the Quarter Ended	Amount of Expense Support	Recoupment of Expense Support	Expired Expense Support	Effective Rate of Distribution per Share(1)	Reimbursement Eligibility Expiration	Operating Expense Ratio(2)
($ in thousands)
June 30, 2017	$1,061	$1,061	$—	7.0%	N/A	16.81%
September 30, 2017	1,023	258	765	7.0%	September 30, 2020	6.15%
December 31, 2017	856	—	856	7.0%	December 31, 2020	2.83%
March 31, 2018	1,871	—	1,871	6.9%	March 31, 2021	2.27%
June 30, 2018	775	—	775	6.9%	June 30, 2021	1.53%
March 31, 2019	1,835	—	1,835	7.0%	March 31, 2022	0.91%
June 30, 2019	1,776	—	1,776	7.0%	June 30, 2022	0.79%
September 30, 2019	1,081	—	1,081	7.0%	September 30, 2022	0.72%
December 31, 2019	2,351	—	2,351	7.0%	December 31, 2022	0.69%
March 31, 2020	6,587	5,857	730	7.7%	March 31, 2023	0.70%
June 30, 2020	5,794	5,794	—	7.4%	N/A	0.70%
September 30, 2020	3,079	—	3,079	7.2%	September 30, 2023	0.63%
December 31, 2020	3,216	3,216	—	6.5%	N/A	0.71%
March 31, 2021	1,449	—	1,449	6.4%	March 31, 2024	0.60%
Total	$32,754	$16,186	$16,568
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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% but less than 25% of a portfolio company’s outstanding voting securities in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
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
The table below presents investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,537,612	$1,520,940	$1,408,127	$1,400,246
Second-lien senior secured debt investments	229,288	200,284	455,907	440,071
Unsecured debt investments	33,526	33,594	40,619	38,895
Preferred equity investments(2)	60,414	59,624	67,709	67,941
Common equity investments(3)	77,166	120,759	64,338	98,711
Joint ventures(4)	190	191	—	—
Total Investments	$1,938,196	$1,935,392	$2,036,700	$2,045,864
______________
(1)Includes investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”).
(2)Includes investments in LSI Financing 1 DAC (“LSI Financing DAC”).
(3)Includes investments in Amergin AssetCo, LSI Financing LLC, and Fifth Season Investment LLC (“Fifth Season”).
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024		December 31, 2023
Advertising and media	2.5%		1.0%
Aerospace and defense	2.9		4.1
Asset based lending and fund finance(1)	1.2		2.2
Automotive Services	2.2		2.0
Buildings and real estate	3.5		3.0
Business services	3.1		3.5
Chemicals	4.2		2.6
Consumer products	5.0		5.3
Containers and packaging	1.8		1.7
Distribution	3.0		2.6
Education	0.6		1.0
Energy equipment and services	0.5		—
Financial services	3.3		1.4
Food and beverage	8.4		8.4
Healthcare equipment and services	2.9		4.5
Healthcare providers and services	7.2		7.1
Healthcare technology	8.0		6.8
Household products	1.9		2.5
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.2		0.5
Insurance(3)	6.5		8.5
Internet software and services	10.1		11.5
Joint ventures(4)	0.0	(5)	—
Leisure and entertainment	2.2		2.9
Manufacturing	8.1		7.5
Oil and gas	—		0.4
Pharmaceuticals(2)	0.5		0.0	(5)
Professional services	2.5		2.4
Specialty retail	3.5		3.4
Telecommunications	0.5		0.4
Transportation	1.2		1.3
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season.
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	21.7%	18.7%
Northeast	15.5	16.5
South	30.0	31.3
West	25.4	25.3
International	7.4	8.2
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture. The Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
As of December 31, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$774,218	84.6%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Capital Corporation III*	6,250	0.7%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	2,500	0.3%
Blue Owl Technology Finance Corp. II	2,500	0.3%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%
*On January 13, 2025, Blue Owl Capital Corporation III was merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.
The table below sets forth Credit SLF's consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2024
Consolidated Balance Sheet Data
Cash	$17,354
Investments at fair value	$1,164,473
Total Assets	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$750,610
Total Liabilities	$847,556
Total Credit SLF Members' Equity	$348,811

For the Period Ended December 31, 2024
($ in thousands)	2024(1)
Consolidated Statement of Operations Data
Investment income	$14,573
Net operating expenses	8,606
Net investment income (loss)	$5,967
Total net realized and unrealized gain (loss)	2,904
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$8,871
(1)Credit SLF’s date of inception was May 6, 2024.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Period Ended December 31,
($ in thousands)	2024(1)
Dividend Income	$5
(1)Credit SLF’s date of inception was May 6, 2024.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 231% and 239% as of December 31, 2024 and December 31, 2023, respectively.
Debt obligations consisted of the below as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$50,443	$199,555	$(3,074)	$47,369
SPV Asset Facility I	375,000	195,000	14,286	(2,936)	192,064
CLO XIII	260,000	260,000	—	(2,095)	257,905
2026 Notes	350,000	350,000	—	(4,444)	345,556
Total Debt	$1,235,000	$855,443	$213,841	$(12,549)	$842,894
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
SPV Asset Facility I	$250,000	$60,000	$174,934	$(1,285)	$58,715
SPV Asset Facility II	325,000	125,000	19,715	(4,992)	120,008
CLO XIII	260,000	260,000	—	(2,236)	257,764
2024 Notes	100,000	100,000	—	1,138	101,138
2026 Notes	350,000	350,000	—	(6,527)	343,473
Total Debt	$1,285,000	$895,000	$194,649	$(13,902)	$881,098
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.

For the following periods, the components of interest expense were as follows:

	Year Ended December 31,
($ in thousands)	2024		2023	2022
Interest expense	$74,699		$64,691	$48,420
Amortization of debt issuance costs	8,161		2,558	1,590
Total Interest Expense	$82,860		$67,249	$50,010
Average interest rate	8.3%	(1)	6.4%	4.4%
Average daily borrowings	$897,457		$956,970	$1,048,712
______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Revolving Credit Facility
On January 12, 2024 (the “Revolving Credit Facility Closing Date”), the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders and issuing banks from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Closing Date of the Revolving Credit Facility, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for (a) a term loan in an initial amount of $25.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $225.0 million. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.00 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $40.0 million limit for swingline loans.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
Debt Securitization Transactions
The Company incurs secured financing through a debt securitization transaction (the “CLO Transaction”) issued by the Company’s consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which the Company purchases. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by the CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuer in its consolidated financial statements.
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), the Company completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”). The secured notes and preferred shares issued in the CLO XIII Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability organized under the laws of the State of Delaware (the “CLO XIII Issuer”).
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
On October 21, 2020, the Company issued an additional $50.0 million aggregate principal amount of the 2024 Notes, the Company issued an additional $100.0 million aggregate principal amount of the 2024 Notes in private placements in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act.
The 2024 Notes bore interest at a rate of 4.625% per year payable semi-annually on May 26 and November 26 of each year, commencing on May 26, 2020.
On November 15, 2023, the Company caused notice to be issued to the holders of the 2024 Notes regarding its exercise of the option to redeem $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, the redemption date, December 15, 2023. On December 15, 2023, the Company redeemed in $350.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, December 15, 2023. On November 26, 2024, the Company redeemed $100.0 million in aggregate principal amount of the 2024 Notes at 100% of their principal amount, plus the accrued and unpaid interest thereon through, but excluding, November 26, 2024.
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

Blue Owl Capital Corporation II
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
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$50,891	$—	$—	$50,891
Investments:
First-lien senior secured debt investments(1)	$—	$20,065	$1,500,875	$1,520,940
Second-lien senior secured debt investments	—	60,962	139,322	200,284
Unsecured debt investments	—	—	33,594	33,594
Preferred equity investments(3)	—	—	59,624	59,624
Common equity investments(2)	203	—	109,848	110,051
Subtotal	$203	$81,027	$1,843,263	$1,924,493
Investments measured at Net Asset Value ("NAV")(4)	—	—	—	10,899
Total Investments	$203	$81,027	$1,843,263	$1,935,392
_____________________
(1) Includes debt investment in Amergin AssetCo.
(2) Includes equity investment in Amergin AssetCo and Fifth Season.
(3) Includes equity investment in LSI Financing DAC.
(4) Includes equity investment in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
(3) Includes equity investment in LSI Financing DAC.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,390,212	$414,265	$38,261	$67,941	$98,509	$2,009,188
Purchases of investments, net	520,412	4,995	4,924	790	2,939	534,060
Payment-in-kind	19,929	4,094	4,890	5,791	154	34,858
Proceeds from investments, net	(413,853)	(253,322)	(25,861)	(2,470)	(2,918)	(698,424)
Net change in unrealized gain (loss) on investments	(8,991)	(11,666)	1,789	(1,024)	9,110	(10,782)
Net realized gain (loss) on investments	(11,978)	(457)	(2,448)	92	(185)	(14,976)
Net accretion/amortization of discount/premium on investments	8,619	2,451	152	391	—	11,613
Transfers between investment types	(3,475)	—	11,887	(11,887)	3,475	—
Transfers into (out of) Level 3(1)	—	(21,038)	—	—	(1,236)	(22,274)
Fair value, end of period	$1,500,875	$139,322	$33,594	$59,624	$109,848	$1,843,263
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments(2)	Common equity investments(2)	Total
Fair value, beginning of period	$1,784,325	$484,500	$34,133	$49,313	$66,395	$2,418,666
Purchases of investments, net	147,763	9,037	1,545	11,828	8,751	178,924
Payment-in-kind	18,098	2,576	2,641	3,417	122	26,854
Proceeds from investments, net	(325,280)	(10,300)	(1,823)	(4,900)	(4,200)	(346,503)
Net change in unrealized gain (loss) on investments	(17,600)	(17,987)	(3,562)	(1,988)	14,861	(26,276)
Net realized gain (loss) on investments	61		(295)	773	137	676
Net amortization of discount on investments	6,999	861	80	235	—	8,175
Transfers into (out of) Level 3(1)	—	(14,925)	(625)	—	—	(15,550)
Fair value, end of period	$1,614,366	$453,762	$32,094	$58,678	$86,066	$2,244,966
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
First-lien senior secured debt investments	$(7,175)	$3,078	$(18,145)
Second-lien senior secured debt investments	(10,348)	(5,290)	(16,739)
Unsecured debt investments	1,789	2,294	(3,562)
Preferred equity investments	(806)	1,304	(1,932)
Common equity investments	9,085	3,551	15,066
Total Investments	$(7,455)	$4,937	$(25,312)
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

	As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,468,428	Yield Analysis	Market Yield	7.6% - 35.2% (11.3%)	Decrease
	31,419	Recent Transaction	Transaction Price	98.2% - 99.7% (99.1%)	Increase
	1,026	Collateral Analysis	Recovery Rate	10.1% - 20.5% (13.3%)	Increase
Second-lien senior secured debt investments	$138,594	Yield Analysis	Market Yield	11.4% - 19.8% (16.2%)	Decrease
	728	Collateral Analysis	Recovery Rate	4.0%	Increase
Unsecured debt investments	$32,579	Yield Analysis	Market Yield	8.6% - 18.1% (13.5%)	Decrease
	1,016	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$59,624	Yield Analysis	Market Yield	12.3% - 37.1% (17.8%)	Decrease
Common equity investments	$96,252	Market Approach	EBITDA Multiple	3.3x - 20.0x (8.8x)	Increase
	3,536	Market Approach	Revenue Multiple	5.3x - 14.5x (12.9x)	Increase
	3,448	Market Approach	N/A	N/A	N/A
	2,977	Market Approach	AUM Multiple	1.1x	Increase
	2,023	Yield Analysis	Market Yield	8.5%	Decrease
	1,555	Discounted Cash Flow Analysis	Discounted Factor	12.5%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	21	Option Pricing Model	Volatility	70.0%	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

	As of December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,249,284	Yield Analysis	Market Yield	9.1% - 27.4% (12.7%)	Decrease
	140,928	Recent Transaction	Transaction Price	97.5% - 100.0% (98.8%)	Increase
Second-lien senior secured debt investments	$412,776	Yield Analysis	Market Yield	11.4% - 39.5% (15.3%)	Decrease
	1,489	Collateral Analysis	Recovery Rate	13.3%	Increase
Unsecured debt investments	$37,334	Yield Analysis	Market Yield	10.6% - 17.2% (11.8%)	Decrease
	927	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$66,255	Yield Analysis	Market Yield	13.0% - 24.6% (16.0%)	Decrease
	1,686	Recent Transaction	Transaction Price	98.0%	Increase
Common equity investments	$87,626	Market Approach	EBITDA Multiple	3.3x - 20.3x (7.8x)	Increase
	3,434	Market Approach	Revenue Multiple	1.9x - 14.7x (10.6x)	Increase
	5,561	Recent Transaction	Transaction Price	100.0%	Increase
	1,858	Yield Analysis	Market Yield	7.9%	Decrease
	30	Market Approach	Gross Profit Multiple	9.9x	Increase
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$47,369	$(3,074)	$47,369	$—	$—	$—
SPV Asset Facility I	192,064	(2,936)	192,064	58,715	(1,285)	58,715
SPV Asset Facility II	—	—	—	120,008	(4,992)	120,008
CLO XIII	257,905	(2,095)	257,905	257,764	(2,236)	257,764
2024 Notes	—	—	—	101,138	1,138	98,750
2026 Notes	345,556	(4,444)	367,500	343,473	(6,527)	360,500
Total Debt	$842,894	$(12,549)	$864,838	$881,098	$(13,902)	$895,737
______________
(1)The carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	367,500	459,250
Level 3	497,338	436,487
Total Debt	$864,838	$895,737
Financial Instruments Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments(1)	$99,069	$80,725
Total unfunded delayed draw loan commitments	$77,698	$56,777
Total unfunded revolving and delayed draw loan commitments	$176,767	$137,502

Total unfunded equity commitments	$4,996	$313

Total unfunded commitments	$181,763	$137,815
(1) Includes Letter of Credit
As of December 31, 2024, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs

The Adviser incurred organization and offering costs on behalf of the Company in the amount of $12.4 million from October 15, 2015 (Inception), of which $12.4 million was charged to the Company pursuant to the
Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Company terminated its continuous public offering as of April 30, 2021.

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of distributions	5,734,171	$51,222	5,367,227	$48,104	4,759,464	$41,973
Repurchased Shares	(18,348,487)	(163,763)	(11,530,869)	(103,659)	(9,630,699)	(84,622)
Total shares/net repurchases	(12,614,316)	$(112,541)	(6,163,642)	$(55,555)	(4,871,235)	$(42,649)

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
During the years ended December 31, 2024, 2023 and 2022 , shares issued pursuant to the dividend reinvestment plan were issued as follows:

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 26, 2022	January 25, 2022	389,571	$8.98
February 23, 2022	February 22, 2022	390,759	$8.98
March 30, 2022	March 29, 2022	391,196	$8.88
April 27, 2022	April 26, 2022	392,301	$8.88
May 25, 2022	May 24, 2022	393,757	$8.87
June 29, 2022	June 28, 2022	395,352	$8.69
July 27, 2022	July 26, 2022	398,628	$8.66
August 31, 2022	August 30, 2022	396,093	$8.74
September 28, 2022	September 27, 2022	390,703	$8.77
October 26, 2022	October 25, 2022	391,492	$8.77
November 15, 2022	September 20, 2022	58,594	$8.77
November 30, 2022	November 29, 2022	390,290	$8.76
December 28, 2022	December 27, 2022	380,728	$8.86
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued

Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears. The tables below present cash distributions per share for shareholders of record during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 12, 2024	Quarterly	0.02	2,615
August 6, 2024	October 29, 2024	October 30, 2024	Monthly	0.06	7,844
November 8, 2024	November 26, 2024	November 27, 2024	Monthly	0.06	7,876
November 8, 2024	December 24, 2024	December 26, 2024	Monthly	0.06	7,901
November 8, 2024	December 31, 2024	February 14, 2025	Quarterly	0.02	2,555
			Total	$0.81	$109,361

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2023:

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 30, 2024	Quarterly	0.030000	4,210
			Total	$0.745082	$107,012
The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2022:

	For the Years Ended December 31, 2022
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
January 25, 2022	January 25, 2022	January 26, 2022	Monthly	$0.050180	$7,596
January 25, 2022	February 22, 2022	February 23, 2022	Monthly	0.050180	7,616
January 25, 2022	March 29, 2022	March 30, 2022	Monthly	0.050180	7,635
February 23, 2022	April 26, 2022	April 27, 2022	Monthly	0.050180	7,568
February 23, 2022	May 24, 2022	May 25, 2022	Monthly	0.050180	7,588
February 23, 2022	June 28, 2022	June 29, 2022	Monthly	0.050180	7,607
May 3, 2022	July 26, 2022	July 27, 2022	Monthly	0.050180	7,479
May 3, 2022	August 30, 2022	August 31, 2022	Monthly	0.050180	7,499
August 2, 2022	September 30, 2022	November 15, 2022	Quarterly	0.007589	1,120
May 3, 2022	September 27, 2022	September 28, 2022	Monthly	0.050180	7,519
August 2, 2022	October 25, 2022	October 26, 2022	Monthly	0.050180	7,406
August 2, 2022	November 29, 2022	November 30, 2022	Monthly	0.050180	7,429
August 2, 2022	December 27, 2022	December 28, 2022	Monthly	0.050180	7,448
November 1, 2022	December 31, 2022	February 2, 2023	Quarterly	0.016731	2,451
				$0.626480	$93,961
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

	Year Ended December 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.80	$108,469	99.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.01	892	0.8
Total	$0.81	$109,361	100.0%

	Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%

	Year Ended December 31, 2022
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.68	$101,473	108.0%
Net realized gain on investments(1)	—	524	0.6
Distributions in excess of (undistributed) net investment income and realized gains	(0.05)	(8,036)	(8.6)
Total	$0.63	$93,961	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
March 1, 2022	March 28, 2022	$15,362	$8.88	1,730,010
May 27, 2022	June 27, 2022	$25,734	$8.69	2,961,334
August 29, 2022	September 26, 2022	$23,068	$8.77	2,630,292
November 28, 2022	December 23, 2022	$20,458	$8.86	2,309,063
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Year Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022
Increase (decrease) in net assets resulting from operations	$81,964	$129,793	$73,180
Weighted average shares of common stock outstanding—basic and diluted	135,104,584	144,043,515	150,071,461
Earnings per common share-basic and diluted	$0.61	$0.90	$0.49
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
The following reconciles the increase in net assets resulting from operations for the fiscal years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024(1)	2023	2022
Increase in net assets resulting from operations	$81,964	$129,793	$73,180
Adjustments:
Net unrealized (gain) loss	11,758	(17,089)	28,817
Other income (loss) for tax purposes, not book	(1,866)	(12,230)	(8,146)
Deferred organization costs	(37)	265	(17)
Other book-tax differences	2,774	2,821	1,957
Realized gain/loss differences	12,259	7,957	866
Taxable Income	$106,852	$111,517	$96,657
______________
(1)Tax information for the fiscal year ended December 31, 2024 are estimates and are not final until the Company files its tax returns.
For the year ended December 31, 2024
Total distributions declared of $109.4 million resulted in a taxable dividend amount of $106.8 million that consisted of approximately $106.3 million of ordinary income and $0.5 million of long-term capital gains for the tax year ending December 31, 2024. For the calendar year ended December 31, 2024, on a tax basis, the Company had $10.3 million of undistributed ordinary income, $0.2 million of undistributed long term capital gains, as well as $(18.2) million of net unrealized gains/(losses) on investments and $(8.1) million of other temporary differences. For the year ended December 31, 2024, 89.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $2.8 million principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $13.0 million based on a tax cost basis of $1.9 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $73.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $60.9 million.
For the ended December 31, 2023
Total distributions declared of $107.0 million resulted in a tax dividend amount of $109.5 million that consisted of approximately $107.3 million of ordinary income and $2.2 million of long-term capital gains for the tax year ending December 31, 2023. For the calendar year ended December 31, 2023, on a tax basis, the Company had $10.4 million of undistributed ordinary income, $0.3 million of undistributed long term capital gains, as well as $2.2 million of net unrealized gains/(losses) on investments and $(4.1) million of other temporary differences. For the year ended December 31, 2023, 89.1% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $2.8 million principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2023, the net estimated unrealized gain of U.S. federal income tax purposes was $7.6 million based on a tax cost basis of $2.0 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $43.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $51.4 million.
For the year ended December 31, 2022
Total distributions declared of $94.0 million resulted in a tax dividend amount of $91.5 million that consisted of approximately of approximately $91.1 million ordinary income and $0.4 million of long-term capital gains for the year ending December 31, 2022. For the calendar year ended December 31, 2022, on a tax basis, the Company had $7.0 million of undistributed ordinary income, $2.2 million of undistributed long term capital gains, as well as $(28.4) million of net unrealized gains/(losses) on investments and $2.3 million of other temporary differences. For the year ended December 31, 2022, 89.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2024, 2023 and 2022 the Company recorded a current tax expense of approximately $1.3 million,$0.1 million and $1.7 million, respectively.
The Company recorded net deferred tax liabilities of $10.3 million and $9.1 million as of December 31, 2024 and 2023, respectively, for taxable subsidiaries, which is significantly related to U.S. GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022	2021		2020	2019	2018	2017
Per share data:
Net asset value, at beginning of period	$9.00	$8.85	$8.98	$8.84		$9.03	$8.97	$9.03	$9.00
Results of operations:
Net investment income(1)	0.80	0.84	0.68	0.59		0.64	0.64	0.56	0.42
Net realized and unrealized gain (loss)(4)	(0.19)	0.06	(0.18)	0.15		(0.17)	0.09	0.05	0.10
Net increase (decrease) in net assets resulting from operations	0.61	0.90	0.50	0.74		0.47	0.73	0.61	0.52
Shareholder distributions:
Distributions from net investment income(2)	(0.80)	(0.84)	(0.68)	(0.59)		(0.64)	(0.66)	(0.59)	(0.43)
Distributions from net realized gains(2)	—	—	—	—	(8)	—	(0.02)	(0.03)	—	(8)
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.01)	0.09	0.05	(0.01)		(0.02)	—	(0.06)	(0.06)
Net increase (decrease) in net assets from shareholders' distributions	(0.81)	(0.75)	(0.63)	(0.60)		(0.66)	(0.68)	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	—	—	—	—	(8)	—	0.01	0.01	—	(8)
Net increase in net assets resulting from capital share transactions	—	—	—	—		—	0.01	0.01	—
Net asset value, at end of period	$8.80	$9.00	$8.85	$8.98		$8.84	$9.03	$8.97	$9.03

Total Return(5)(6)	7.0%	10.4%	5.7%	7.9%		5.7%	7.1%	6.7%	5.9%	(9)

Ratios
Ratio of net expenses to average net assets(3)(7)	12.5%	11.9%	8.9%	8.0%		5.3%	7.6%	7.7%	1.5%	(10)
Ratio of net investment income to average net assets(7)	9.1%	9.4%	7.7%	6.7%		7.5%	7.1%	6.2%	4.0%	(10)
Portfolio turnover rate	43.1%	11.8%	7.7%	43.6%		15.3%	19.4%	35.5%	7.0%	(10)

Supplemental Data
Weighted-average shares outstanding	135,104,584	144,043,515	150,071,461	151,511,486		129,370,000	76,023,995	26,555,178	3,500,950
Shares outstanding, end of period	127,727,326	140,341,642	146,505,284	151,376,519		145,448,227	106,034,790	48,860,700	9,866,216
Net assets, end of period	$1,123,549	$1,263,487	$1,296,261	$1,359,691		$1,286,304	$957,279	$438,210	$89,083
______________

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on unpredictable variables. Prior to the Expense Support Agreement termination on November 7, 2023, for the year ended December 31, 2023, the total operating expenses to average net assets was 11.0% prior to expense support provided by the Adviser, expense recoupment paid to the Adviser, and management and incentive fee waivers, if any. Past performance is not a guarantee of future results.
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
(6)An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment. Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(7)The ratio reflects an annualized amount, except in the case of non-recurring expenses.
(8)The per share amounts round to less than $0.01 per share.
(9)Total return for the year ended December 31, 2017 is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment.
(10)For 2017 figures, ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements – Continued
Note 12. Subsequent Events
Dividends
On February 18, 2025, our Board declared regular monthly distributions for February 2025 through April 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
On February 18, 2025, our Board declared a special distribution of $0.01 per share, payable on or before May 15, 2025 to shareholders of record as of March 31, 2025.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
Our Board consists of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2026 annual meeting of shareholders; the terms of our Class II directors will expire at the 2027 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2025 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 61	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2026	6	OBDC OCIC OTF OTF II OTIC
Victor Woolridge, 68	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2026	6	OBDC OCIC OTF OTF II OTIC
Christopher M. Temple, 57	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2027	6	OBDC OCIC OTF OTF II OTIC
Melissa Weiler, 60	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class II Director since 2021, Term expires in 2027	6	OBDC OCIC OTF OTF II OTIC Jefferies Financial Group Inc.
Edward D'Alelio, 72	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2025	6	OBDC OCIC OTF OTF II OTIC Blackstone Long Short Credit Income Fund Blackstone Senior Floating Rate 2027 Term Fund Blackstone Strategic Credit 2027 Term Fund
Interested Directors(4)
Craig W. Packer, 58	Chief Executive Officer, President and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class III Director since 2016; Term expires in 2025	6	OBDC OCIC OTF OTF II OTIC Blue Owl Capital Inc. (“Blue Owl”)
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
Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr.

Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Kaye previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Mr. D'Alelio has served on the board of Blackstone Senior Floating Rate 2027 Term Fund since April 2010, Blackstone Long Short Credit Income Fund since November 2010 and Blackstone Strategic Credit 2027 Term Fund since May 2021. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OTF and OCIC in February 2021 and the boards of directors of OTIC and OTF II in August 2021 and November 2021, respectively. Ms. Weiler previously served on the board of directors of OBDE from February
2021 until January 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board of Directors.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OTF, OCIC, OTIC and OTF II in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from November 2021 until January 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and the Company since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the board of directors of OCIC since September 2020, and since June 2021 and November 2021 he has served on the boards of directors of OTIC and OTF II, respectively. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Packer also served as President of Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of OBDC, OBDC II, OTF, OTF II, OCIC and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member for the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met twelve times during 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Three board members attended the 2024 Annual Meeting.

Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, an Audit Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance can be accessed on the Company’s website at www.blueowlproducts.com.
As of December 31, 2024, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge

The Co-Investment Committee was formed on February 18, 2025 and consists of Messrs. D’Alelio, Temple, Kaye and Woolridge and Ms. Weiler.

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
The Audit Committee had nine formal meetings in 2024.
Our Board has determined that Christopher M. Temple, an independent director, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2024.
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
Co-Investment Committee
The co-investment committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.
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

We have adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Logan Nicholson	44	President	2024
Karen Hager	52	Chief Compliance Officer	2018
Neena Reddy	47	Vice President and Secretary	2019
Jonathan Lamm	50	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	36	Co-Chief Accounting Officer and Co-Treasurer	2021
Shari Withem	42	Co-Chief Accounting Officer and Co-Treasurer	2021
Jennifer McMillon(1)	47	Co-Chief Accounting Officer and Co-Treasurer	2022
_______________
(1)Ms. McMillon will cease to serve as Co-Chief Accounting Officer and Co-Treasurer of the Company effective as of March 14, 2025, but will continue to serve as a Managing Director for Blue Owl Capital Inc., an affiliate of the Adviser, where she will focus on operations strategy and design.
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
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committee . Prior to joining Owl Rock, the predecessor firm to Blue Owls’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Operating Officer and Chief Financial Officer of each of the Blue Owl BDCs. Mr. Lamm is also Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform in May 2016,

Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc. , a business development company traded on the NYSE , where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting officer of the Company, OCIC and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Mr. Nicholson is a Senior Managing Director of Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, OBDC and OCIC, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Adviser’s Diversified Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s direct lending strategy has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messers. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linneman, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Committee to be our portfolio managers.The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The Investment Team performs a similar role for OBDC and OCIC, and certain members of the Investment Team also perform a similar role for OTF, OTF II and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Risk Related to Our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.” for a discussion of potential conflicts of interests.
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
In addition to managing our investments, as of December 31, 2024, our portfolio managers, also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,865.6
Blue Owl Capital Corporation III*	Business development company	U.S. middle-market lending	$4,484.6
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$28,063.9
*On January 13, 2025, Blue Owl Capital Corporation III merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.
In addition, as of December 31, 2024, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,722.6
Blue Owl Technology Finance Corp. II	Business development company	U.S. middle-market technology lending	$5,659.1
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$5,477.9

As of December 31, 2024, our Diversified Lending Investment Committee portfolio managers also managed 13 private funds with a total of approximately $6.15 billion in gross assets. In addition, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also manage 17 other private funds with approximately $5.58 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross assets or net assets and performance, respectively, of each Blue Owl Client.
Biographical information regarding the members of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:

Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and the Company from 2016-2021, on the board of directors of OTF from 2018-2021, and on the boards of directors of OBDE and OCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
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
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of March 1, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation II(1)(2)
Douglas I. Ostrover	None
Marc S. Lipschultz	over $1,000,000
Craig W. Packer	over $1,000,000
Alexis Maged	None
Logan Nicholson	None
Meenal Mehta	None
Patrick Linnemann	None
______________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by Diversified Lending Investment Committee members, if applicable, is calculated by multiplying the current net asset value per share of the Company times the number of shares beneficially owned.

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2024:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$165,000	$165,000	$1,492,500
Christopher M. Temple	$160,000	$160,000	$1,457,500
Eric Kaye	$155,000	$155,000	$1,422,500
Melissa Weiler	$150,000	$150,000	$1,387,500
Victor Woolridge	$150,000	$150,000	$1,387,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 4, 2025, the beneficial ownership according to information furnished to us by such persons or publicly available filings of each current director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on shares of our common stock outstanding as of March 4, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	116,667	*
Independent Directors
Edward D'Alelio	—	—%
Eric Kaye	—	—%
Christopher M. Temple	—	—%
Melissa Weiler	—	—%
Victor Woolridge	—	—%
Executive Officers
Karen Hager	—	—%
Logan Nicholson	—	—%
Neena Reddy	—	—%
Jonathan Lamm	—	—%
Matthew Swatt	—	—%
Shari Withem	—	—%
Jennifer McMillon	—	—%
All officers and directors as a group (13 persons)(1)	116,667	*
______________
*Less than 1%.
(1)The address for each of the directors and officers is c/o Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 1, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II and Blue Owl Technology Income Corp.

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
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (a) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. times the number of shares of Blue Owl Technology Finance Corp. beneficially owned, (b) the product obtained by multiplying the current net offering price of Blue Owl Credit Income Corp., times the number of shares of Blue Owl Credit Income Corp. beneficially owned, (c) the product obtained by multiplying the current net asset value per share of the Blue Owl Technology Finance Corp. II times the number of shares of Blue Owl Technology Finance Corp. II beneficially owned, (d) the product obtained by multiplying the current net offering price of Blue Owl Technology Income Corp., times the number of shares of Blue Owl Technology Income Corp. beneficially owned, (e) the product obtained by multiplying the closing price of Blue Owl Capital Corporation common stock as of March 4, 2025 by the number of shares of Blue Owl Capital Corporation beneficially owned, and (f) the total dollar range of equity securities in the Company beneficially owned by the director.
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
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser's fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other Blue Owl clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
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

Exemptive Relief
The Adviser and certain of our affiliates, including us, have been granted an order for exemptive relief (as amended, the “Order”) by the SEC that permits us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds when such private funds did not have an investment in such existing portfolio company.
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
Item 14. Principal Accountant Fees and Services.
KPMG LLP has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.

Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

	For the Fiscal Year ended December 31, 2024	For the Fiscal Year ended December 31, 2023
Audit Fees(1)	$740,000	$924,100
Audit-Related Fees(2)	—	—
Tax Fees(3)	299,872	373,425
All Other Fees(4)	—	—
Total Fees	$1,039,872	$1,297,525
______________
(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
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

4.3*	Description of Securities.
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

10.6
Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of March 11, 2019, by the Company in favor of State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 12, 2019).

10.7
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

10.8
Sale and Contribution Agreement, dated as of April 14, 2020, between Owl Rock Capital Corporation II, as Seller and ORCC II Financing II LLC, as Purchaser (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed April 16, 2020).

10.9
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

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on February 23, 2021).
10.11
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

10.12
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

10.13	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2022).
10.14
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

10.15
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.16
Indenture and Security Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC, as Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.17
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

10.21
Senior Secured Credit Agreement, dated January 12, 2024, between Blue Owl Capital Corporation II, as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 18, 2024).

10.22
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

10.23
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

19.1*	Insider Trading Policy
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period from May 6, 2024 (Date of Inception) to December 31, 2024.
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: March 5, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 5, 2025.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance Committee
Eric Kaye

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer and Chief Financial Officer
Jonathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Shari Withem

/s/ Jennifer McMillon	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller
Jennifer McMillon