Form 10-Q
period 2025-03-31
Blue Owl Capital Corp II
filed 2025-05-09
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

As of May 9, 2025, the registrant had 125,261,144 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,856,310 and $1,896,092 respectively)	$1,876,151	$1,898,336
Non-controlled, affiliated investments (amortized cost of $40,546 and $41,914, respectively)	34,596	36,865
Controlled, affiliated investments (amortized cost of $245 and $190, respectively)	237	191
Total investments at fair value (amortized cost of $1,897,101 and $1,938,196, respectively)	1,910,984	1,935,392
Cash	66,660	49,440
Foreign cash (cost of $1,586 and $1,477, respectively)	1,604	1,451
Interest and dividend receivable	13,907	16,644
Prepaid expenses and other assets	543	914
Total Assets	$1,993,698	$2,003,841
Liabilities
Debt (net of deferred unamortized debt issuance costs of $11,563 and $12,549, respectively)	$864,281	$842,894
Payables to affiliates	13,623	14,993
Distribution payable	1,249	2,555
Payable for investments purchased	1,630	—
Accrued expenses and other liabilities	24,549	19,850
Total Liabilities	905,332	880,292
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 124,860,217 and 127,727,326 shares issued and outstanding, respectively	1,248	1,277
Additional paid-in-capital	1,113,097	1,138,120
Accumulated undistributed (overdistributed) earnings	(25,979)	(15,848)
Total Net Assets	1,088,366	1,123,549
Total Liabilities and Net Assets	$1,993,698	$2,003,841
Net Asset Value Per Share	$8.72	$8.80

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$42,995	$53,384
Payment-in-kind interest income	4,347	6,623
Dividend income	4,109	5,030
Other income	552	916
Total investment income from non-controlled, non-affiliated investments	52,003	65,953
Investment income from non-controlled, affiliated investments:
Interest income	384	308
Dividend income	338	110
Other Income	3	22
Total investment income from non-controlled, affiliated investments	725	440
Investment income from controlled, affiliated investments:
Dividend income	1	—
Total investment income from controlled, affiliated investments	1	—
Total Investment Income	52,729	66,393
Operating Expenses
Interest expense	17,841	19,362
Management fees, net(1)	7,313	7,698
Performance based incentive fees	4,347	6,299
Professional fees	1,062	1,223
Directors' fees	197	195
Other general and administrative	945	1,048
Total Operating Expenses	31,705	35,825
Net Investment Income (Loss) Before Taxes	21,024	30,568
Income tax expense (benefit), including excise tax expense (benefit)	530	862
Net Investment Income (Loss)	$20,494	$29,706
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$16,514	$(729)
Non-controlled, affiliated investments	(901)	(459)
Controlled, affiliated investments	(9)	$—
Income tax (provision) benefit	(165)	1
Translation of assets and liabilities in foreign currencies	748	(19)
Total Net Change in Unrealized Gain (Loss)	16,187	(1,206)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(22,425)	$—
Foreign currency transactions	(58)	(635)
Total Net Realized Gain (Loss)	(22,483)	(635)
Total Net Realized and Change in Unrealized Gain (Loss)	(6,296)	(1,841)
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,198	$27,865
Earnings Per Share - Basic and Diluted	$0.11	$0.20
Weighted Average Shares Outstanding - Basic and Diluted	127,975,222	140,586,790
(1) Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Monotype Imaging Holdings Inc.(5)(12)	First lien senior secured loan	S+	5.50%		2/2031	$19,446	$19,312	$19,446
							19,312	19,446	1.8%
Aerospace and defense
Peraton Corp.(13)(19)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	14,367	10,790
STS PARENT, LLC (dba STS Aviation Group)(13)	First lien senior secured loan	S+	5.00%		10/2031	7,560	7,523	7,522
STS PARENT, LLC (dba STS Aviation Group)(5)(13)	First lien senior secured revolving loan	S+	5.00%		10/2030	494	489	489
Valence Surface Technologies LLC(5)(13)	First lien senior secured loan	S+	6.75%		12/2026	39,564	39,540	38,772
							61,919	57,573	5.3%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(20)(24)	First lien senior secured loan	N/A		12.00%	7/2030	2,632	2,613	2,632
AAM Series 2.1 Aviation Feeder, LLC(20)(24)	First lien senior secured loan	N/A		12.00%	11/2030	3,160	3,154	3,160
Hg Genesis 8 Sumoco Limited(7)(20)	Unsecured facility	SA+		6.00%	9/2027	£1,204	1,521	1,554
Hg Genesis 9 SumoCo Limited(10)(20)	Unsecured facility	E+		6.25%	3/2029	€1,199	1,266	1,295
Hg Saturn Luchaco Limited(7)(20)	Unsecured facility	SA+		7.50%	3/2026	£8,618	10,952	11,124
							19,506	19,765	1.8%
Buildings and real estate
Associations Finance, Inc.(24)	Unsecured notes	N/A		14.25%	5/2030	19,281	19,162	19,281
Associations, Inc.(5)(13)	First lien senior secured loan	S+	6.50%		7/2028	49,045	49,000	49,045
							68,162	68,326	6.3%
Business services
Denali BuyerCo, LLC (dba Summit Companies)(5)(13)	First lien senior secured loan	S+	5.25%		9/2028	6,255	6,167	6,240
Diamondback Acquisition, Inc. (dba Sphera)(12)	First lien senior secured loan	S+	5.50%		9/2028	619	612	618
DuraServ LLC(12)	First lien senior secured loan	S+	4.50%		6/2031	8,768	8,720	8,724
Gainsight, Inc.(5)(13)	First lien senior secured loan	S+	6.00%		7/2027	7,275	7,228	7,275
Hercules Borrower, LLC (dba The Vincit Group)(13)	First lien senior secured loan	S+	5.50%		12/2026	27,636	27,637	27,636
Hercules Buyer, LLC (dba The Vincit Group)(23)(24)	Unsecured notes	N/A		0.48%	12/2029	831	831	1,016
KPSKY Acquisition, Inc. (dba BluSky)(13)	First lien senior secured loan	S+	5.50%		10/2028	968	956	900
KPSKY Acquisition, Inc. (dba BluSky)(5)(13)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	(3)
Pye-Barker Fire & Safety, LLC(5)(13)	First lien senior secured loan	S+	4.50%		5/2031	6,908	6,871	6,891
Pye-Barker Fire & Safety, LLC(5)(13)	First lien senior secured revolving loan	S+	4.50%		5/2030	122	118	119
							59,140	59,416	5.5%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(12)	Second lien senior secured loan	S+	7.75%		11/2028	22,500	22,315	21,150
DCG ACQUISITION CORP. (dba DuBois Chemical)(13)	First lien senior secured loan	S+	4.50%		6/2031	5,614	5,563	5,586
Gaylord Chemical Company, L.L.C.(5)(13)	First lien senior secured loan	S+	5.50%		12/2027	25,769	25,717	25,769
Rocket BidCo, Inc. (dba Recochem)(13)(20)	First lien senior secured loan	S+	5.75%		11/2030	21,945	21,546	21,945

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(13)	First lien senior secured loan	S+	5.50%		4/2027	5,902	5,847	5,902
							80,988	80,352	7.4%
Consumer products
Conair Holdings LLC(12)	Second lien senior secured loan	S+	7.50%		5/2029	31,280	30,967	27,527
Feradyne Outdoors, LLC(13)	First lien senior secured loan	S+	3.04%	3.71%	5/2028	664	664	552
Foundation Consumer Brands, LLC(13)	First lien senior secured loan	S+	5.00%		2/2029	3,918	3,869	3,899
Lignetics Investment Corp.(13)	First lien senior secured loan	S+	5.50%		11/2027	12,307	12,281	12,246
Lignetics Investment Corp.(5)(13)	First lien senior secured revolving loan	S+	5.50%		10/2026	980	978	973
SWK BUYER, Inc. (dba Stonewall Kitchen)(13)	First lien senior secured loan	S+	5.25%		3/2029	734	724	721
WU Holdco, Inc. (dba Weiman Products, LLC)(5)(13)	First lien senior secured loan	S+	5.00%		3/2027	50,817	50,590	50,817
							100,073	96,735	8.9%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(5)(13)	First lien senior secured loan	S+	5.25%		1/2032	3,680	3,676	3,661
Arctic Holdco, LLC (dba Novvia Group)(5)(13)	First lien senior secured revolving loan	S+	5.25%		1/2031	130	129	129
Ascend Buyer, LLC (dba PPC Flexible Packaging)(13)	First lien senior secured loan	S+	5.75%		9/2028	781	777	781
Fortis Solutions Group, LLC(13)	First lien senior secured loan	S+	5.50%		10/2028	881	871	866
Fortis Solutions Group, LLC(5)(13)	First lien senior secured revolving loan	S+	5.50%		10/2027	40	40	39
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(13)	First lien senior secured loan	S+	5.25%		5/2028	1,114	1,106	1,114
Pregis Topco LLC(12)	Second lien senior secured loan	S+	7.75%		8/2029	9,333	9,222	9,333
Pregis Topco LLC(12)	Second lien senior secured loan	S+	6.75%		8/2029	20,667	20,455	20,667
							36,276	36,590	3.4%
Distribution
ABB/Con-cise Optical Group LLC(13)	First lien senior secured loan	S+	7.50%		2/2028	850	843	835
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(5)(13)	First lien senior secured loan	S+	5.00%		10/2029	31,338	31,069	31,338
Endries Acquisition, Inc.(12)	First lien senior secured loan	S+	5.25%		12/2028	24,014	23,874	23,835
Offen, Inc.(12)	First lien senior secured loan	S+	5.00%		6/2026	3,373	3,366	3,373
Offen, Inc.(12)	First lien senior secured delayed draw term loan	S+	5.11%		6/2026	1,271	1,269	1,271
							60,421	60,652	5.6%
Education
Pluralsight, LLC(13)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	3,959	3,959	3,959
Pluralsight, LLC(13)	First lien senior secured loan	S+		7.50%	08/2029	4,183	4,183	4,183
Severin Acquisition, LLC (dba PowerSchool)(12)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	755	748	745
Severin Acquisition, LLC (dba PowerSchool)(5)(12)	First lien senior secured delayed draw term loan	S+	5.00%		10/2031	11	10	9
Severin Acquisition, LLC (dba PowerSchool)(5)(13)	First lien senior secured revolving loan	S+	4.75%		10/2031	14	13	13
							8,913	8,909	0.8%
Energy equipment and services
Dresser Utility Solutions, LLC(12)	First lien senior secured loan	S+	5.25%		3/2029	9,346	9,267	9,323
							9,267	9,323	0.9%
Financial services
Baker Tilly Advisory Group, LP(12)	First lien senior secured loan	S+	4.75%		6/2031	9,318	9,194	9,225

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(12)	First lien senior secured loan	S+	5.00%		6/2030	518	514	518
Continental Finance Company, LLC(12)	First lien senior secured loan	S+	8.00%		3/2029	875	866	866
Finastra USA, Inc.(5)(14)(20)	First lien senior secured loan	S+	7.25%		9/2029	3,836	3,791	3,836
KRIV Acquisition Inc. (dba Riveron)(13)	First lien senior secured loan	S+	5.75%		7/2029	1,032	1,007	1,032
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)	First lien senior secured loan	S+	5.00%		6/2030	27,547	27,285	27,547
NMI Acquisitionco, Inc. (dba Network Merchants)(12)	First lien senior secured loan	S+	5.00%		9/2028	4,743	4,735	4,743
Smarsh Inc.(13)	First lien senior secured loan	S+	4.75%		2/2029	994	988	994
Smarsh Inc.(5)(12)	First lien senior secured revolving loan	S+	4.75%		2/2029	13	13	13
							48,393	48,774	4.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(12)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	4,973	5,000
BP Veraison Buyer, LLC (dba Sun World)(13)	First lien senior secured loan	S+	5.25%		5/2029	19,167	19,041	19,167
Eagle Family Foods Group LLC(13)	First lien senior secured loan	S+	5.00%		8/2030	1,748	1,732	1,748
Fiesta Purchaser, Inc. (dba Shearer's Foods)(12)(19)	First lien senior secured loan	S+	3.25%		2/2031	4,963	4,963	4,922
Gehl Foods, LLC(5)(13)	First lien senior secured loan	S+	6.25%		6/2030	11,725	11,615	11,725
Hissho Parent, LLC(13)	First lien senior secured loan	S+	4.50%		5/2029	1,135	1,128	1,135
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(12)	First lien senior secured loan	S+	6.25%		3/2027	720	715	710
Nellson Nutraceutical, LLC(13)	First lien senior secured loan	S+	5.75%		12/2025	25,497	25,401	25,243
Rushmore Investment III LLC (dba Winland Foods)(13)	First lien senior secured loan	S+	5.00%		10/2030	45,225	44,818	45,225
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(13)	First lien senior secured loan	S+	4.75%		7/2027	5,283	5,272	5,244
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(5)(13)	First lien senior secured revolving loan	S+	4.60%		7/2027	250	250	243
The Better Being Co., LLC (fka Nutraceutical International Corporation)(12)	First lien senior secured loan	S+	6.75%		9/2026	35,536	35,397	35,715
Vital Bidco AB (dba Vitamin Well)(13)(20)	First lien senior secured loan	S+	4.50%		10/2031	4,772	4,709	4,772
Vital Bidco AB (dba Vitamin Well)(5)(12)(20)	First lien senior secured revolving loan	S+	4.50%		10/2030	273	259	273
							160,273	161,122	14.8%
Healthcare equipment and services
Cambrex Corporation(12)	First lien senior secured loan	S+	4.75%		3/2032	781	774	774
Creek Parent, Inc. (dba Catalent)(12)	First lien senior secured loan	S+	5.25%		12/2031	874	860	870
CSC MKG Topco LLC (dba Medical Knowledge Group)(12)	First lien senior secured loan	S+	5.75%		2/2029	830	820	824
Nelipak Holding Company(13)	First lien senior secured loan	S+	5.50%		3/2031	3,347	3,302	3,280
Nelipak Holding Company(5)(12)	First lien senior secured revolving loan	S+	5.50%		3/2031	486	473	466
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€6,131	6,551	6,491
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(5)(9)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€78	78	74
Packaging Coordinators Midco, Inc.(13)	First lien senior secured loan	S+	4.75%		1/2032	3,064	3,023	3,022
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(13)(20)	First lien senior secured loan	S+	5.25%		1/2028	23,607	23,430	23,607
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(12)(20)	First lien senior secured revolving loan	S+	5.25%		1/2028	1,422	1,413	1,422
Rhea Parent, Inc.(13)	First lien senior secured loan	S+	4.75%		12/2030	795	792	793

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(3)(27)	Fair Value	% of Net Assets
TBRS, Inc. (dba TEAM Technologies)(13)	First lien senior secured loan	S+	4.75%		11/2031	700		697	697
TBRS, Inc. (dba TEAM Technologies)(5)(13)	First lien senior secured revolving loan	S+	4.75%		11/2030	6		6	6
								42,219	42,326	3.9%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(13)	First lien senior secured loan	S+	5.25%		10/2030	2,977		2,940	2,977
EresearchTechnology, Inc. (dba Clario)(5)(12)	First lien senior secured loan	S+	4.75%		1/2032	566		560	560
Ex Vivo Parent Inc. (dba OB Hospitalist)(13)	First lien senior secured loan	S+		9.90%	9/2028	16,007		15,870	16,007
KABAFUSION Parent, LLC(13)	First lien senior secured loan	S+	5.00%		11/2031	889		880	887
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(13)	First lien senior secured loan	S+	4.75%		12/2029	4,330		4,263	4,330
Maple Acquisition, LLC (dba Medicus)(14)	First lien senior secured loan	S+	5.00%		5/2031	5,523		5,485	5,523
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(13)	First lien senior secured loan	S+	5.00%	3.00%	4/2026	21,112		21,040	15,782
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(13)	First lien senior secured delayed draw term loan	S+		10.00%	4/2026	2,288		2,288	1,665
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(8)(13)	First lien senior secured revolving loan	S+	7.00%		4/2026	1,331		1,294	854
Natural Partners, LLC(13)(20)	First lien senior secured loan	S+	4.50%		11/2027	1,228		1,215	1,228
OB Hospitalist Group, Inc.(12)	First lien senior secured loan	S+	5.25%		9/2027	20,828		20,598	20,828
Pacific BidCo Inc.(14)(20)	First lien senior secured loan	S+		6.00%	8/2029	1,810		1,780	1,774
Pacific BidCo Inc.(14)(20)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	191		187	187
PetVet Care Centers, LLC(12)	First lien senior secured loan	S+	6.00%		11/2030	15,091		14,962	14,261
Phantom Purchaser, Inc.(13)	First lien senior secured loan	S+	5.00%		9/2031	1,769		1,752	1,764
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured loan	S+	5.75%		5/2029	664		655	652
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	25		25	25
Plasma Buyer LLC (dba PathGroup)(5)(13)	First lien senior secured revolving loan	S+	5.75%		5/2028	63		62	61
Premier Imaging, LLC (dba LucidHealth)(13)	First lien senior secured loan	S+	6.00%		3/2026	8,527		8,505	7,908
Premise Health Holding Corp.(13)	First lien senior secured loan	S+	5.50%		3/2031	8,007		7,900	7,987
Quva Pharma, Inc.(14)	First lien senior secured loan	S+	5.50%		4/2028	15,315		15,073	15,238
Quva Pharma, Inc.(13)	First lien senior secured loan	S+	5.50%		4/2026	2,364		2,318	2,352
Quva Pharma, Inc.(14)	First lien senior secured revolving loan	S+	5.50%		4/2026	1,182		1,175	1,176
SimonMed, Inc.(5)(13)	First lien senior secured loan	S+	4.75%		2/2032	775		772	771
Soleo Holdings, Inc.(13)	First lien senior secured loan	S+	4.75%		2/2032	762		758	758
Tivity Health, Inc.(12)	First lien senior secured loan	S+	5.00%		6/2029	492		492	492
Unified Women's Healthcare, LP(13)	First lien senior secured loan	S+	5.25%		6/2029	890		886	890
Unified Women's Healthcare, LP(13)	First lien senior secured loan	S+	5.50%		6/2029	9,884		9,821	9,884
Unified Women's Healthcare, LP(12)	First lien senior secured delayed draw term loan	S+	5.25%		6/2029	4,516		4,487	4,516
Vermont Aus Pty Ltd(17)(20)	First lien senior secured AUD term loan	BBSY+	5.75%		3/2028	A$	1,293	878	802
								148,921	142,139	13.1%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)	First lien senior secured loan	S+	5.75%		8/2028	584		579	577
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(12)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	122		118	119
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(12)	First lien senior secured revolving loan	S+	5.75%		8/2026	48		47	47

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(12)	First lien senior secured loan	S+	5.00%		8/2031	8,905	8,857	8,905
GI Ranger Intermediate, LLC (dba Rectangle Health)(13)	First lien senior secured loan	S+	5.75%		10/2028	898	888	881
Indikami Bidco, LLC (dba IntegriChain)(12)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	2,766	2,713	2,738
Indikami Bidco, LLC (dba IntegriChain)(5)(12)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	43	40	43
Indikami Bidco, LLC (dba IntegriChain)(5)(12)	First lien senior secured revolving loan	S+	6.00%		6/2030	151	146	148
Inovalon Holdings, Inc.(13)	First lien senior secured loan	S+	5.75%		11/2028	38,612	38,089	38,612
Inovalon Holdings, Inc.(13)	Second lien senior secured loan	S+		10.76%	11/2033	31,781	31,436	31,781
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(20)	First lien senior secured loan	S+	6.50%		8/2026	41,084	40,935	40,057
Interoperability Bidco, Inc. (dba Lyniate)(5)(13)	First lien senior secured loan	S+	5.75%		3/2028	14,716	14,673	14,404
RL Datix Holdings (USA), Inc.(14)	First lien senior secured loan	S+	5.25%		4/2031	7,206	7,141	7,152
RL Datix Holdings (USA), Inc.(7)	First lien senior secured GBP term loan	SA+	5.25%		4/2031	£3,337	4,130	4,275
Salinger Bidco Inc. (dba Surgical Information Systems)(13)	First lien senior secured loan	S+	5.75%		8/2031	5,086	5,015	5,086
							154,807	154,825	14.2%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(5)(13)	First lien senior secured loan	S+	4.50%	2.50%	11/2026	36,076	36,006	33,382
Mario Midco Holdings, Inc. (dba Len the Plumber)(12)	Unsecured facility	S+		10.75%	4/2032	234	230	225
Mario Purchaser, LLC (dba Len the Plumber)(5)(12)	First lien senior secured loan	S+	5.75%		4/2029	800	788	775
Mario Purchaser, LLC (dba Len the Plumber)(5)(12)	First lien senior secured revolving loan	S+	5.75%		4/2028	20	20	19
SimpliSafe Holding Corporation(12)	First lien senior secured loan	S+	6.25%		5/2028	902	894	902
							37,938	35,303	3.2%
Human resource support services
Cornerstone OnDemand, Inc.(12)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	16,502	14,042
IG Investments Holdings, LLC (dba Insight Global)(13)	First lien senior secured loan	S+	5.00%		9/2028	9,079	9,079	9,079
							25,581	23,121	2.1%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(5)(13)	First lien senior secured loan	S+	5.00%		1/2031	6,049	5,989	6,049
KENE Acquisition, Inc. (dba Entrust Solutions Group)(5)(13)	First lien senior secured loan	S+	5.25%		2/2031	2,307	2,260	2,277
LineStar Integrity Services LLC(13)	First lien senior secured loan	S+	7.25%		2/2026	11,554	11,259	11,091
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(13)	First lien senior secured loan	S+	5.75%		3/2028	805	797	802
Vessco Midco Holdings, LLC(5)(12)	First lien senior secured loan	S+	4.75%		7/2031	3,388	3,353	3,372
							23,658	23,591	2.2%
Insurance
Alera Group, Inc.(12)	First lien senior secured loan	S+	5.25%		10/2028	7,203	7,203	7,203
Alera Group, Inc.(12)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	7,090	7,033	7,090
Brightway Holdings, LLC(5)(13)	First lien senior secured loan	S+	5.75%		12/2027	5,270	5,233	5,270
Diamond Mezzanine 24 LLC (dba United Risk)(13)	First lien senior secured loan	S+	5.00%		10/2030	711	707	711
Evolution BuyerCo, Inc. (dba SIAA)(13)	First lien senior secured loan	S+	4.75%		4/2030	843	836	843

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Galway Borrower LLC(5)(13)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	152	151	152
Integrity Marketing Acquisition, LLC(13)	First lien senior secured loan	S+	5.00%		8/2028	4,141	4,122	4,141
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S+		10.60%	7/2030	1,886	1,873	1,886
Norvax, LLC (dba GoHealth)(5)(12)	First lien senior secured revolving loan	S+	6.50%		6/2025	462	462	462
PCF Midco II, LLC (dba PCF Insurance Services)(24)	First lien senior secured loan	N/A		9.00%	10/2031	29,151	27,593	29,005
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(13)	First lien senior secured loan	S+	5.50%		11/2028	13,670	13,670	13,670
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)(12)	First lien senior secured delayed draw term loan	S+	5.50%		11/2028	4,523	4,523	4,523
Simplicity Financial Marketing Group Holdings, Inc.(13)	First lien senior secured loan	S+	5.00%		12/2031	714	707	707
Simplicity Financial Marketing Group Holdings, Inc.(5)(14)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	30	29	29
Tempo Buyer Corp. (dba Global Claims Services)(13)	First lien senior secured loan	S+	4.75%		8/2028	680	672	680
THG Acquisition, LLC (dba Hilb)(5)(12)	First lien senior secured loan	S+	4.75%		10/2031	4,726	4,673	4,669
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S+	5.00%		12/2029	1,630	1,623	1,630
							81,110	82,671	7.6%
Internet software and services
Anaplan, Inc.(13)	First lien senior secured loan	S+	5.00%		6/2029	8,761	8,758	8,761
Aptean Acquiror, Inc. (dba Aptean)(5)(13)	First lien senior secured loan	S+	5.25%		1/2031	4,422	4,384	4,422
Artifact Bidco, Inc. (dba Avetta)(13)	First lien senior secured loan	S+	4.50%		7/2031	1,550	1,543	1,542
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(12)	First lien senior secured loan	S+	6.50%		3/2031	2,137	2,108	2,121
Bayshore Intermediate #2, L.P. (dba Boomi)(13)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	4,802	4,802	4,802
BCTO BSI Buyer, Inc. (dba Buildertrend)(13)	First lien senior secured loan	S+	6.50%		12/2026	11,382	11,344	11,382
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(13)	First lien senior secured loan	S+	5.50%		8/2027	3,008	2,973	2,929
CivicPlus, LLC(13)	First lien senior secured loan	S+	5.75%		8/2027	2,571	2,559	2,571
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(14)	Unsecured notes	S+		12.00%	6/2034	639	629	639
Crewline Buyer, Inc. (dba New Relic)(12)	First lien senior secured loan	S+	6.75%		11/2030	4,702	4,641	4,655
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S+	5.75%		3/2028	17,248	17,018	17,248
Delta TopCo, Inc. (dba Infoblox, Inc.)(13)(19)	Second lien senior secured loan	S+	5.25%		11/2030	27,000	26,872	26,941
EET Buyer, Inc. (dba e-Emphasys)(13)	First lien senior secured loan	S+	4.75%		11/2027	882	877	882
Einstein Parent, Inc. (dba Smartsheet)(5)(13)	First lien senior secured loan	S+	6.50%		1/2031	913	903	903
Forescout Technologies, Inc.(13)	First lien senior secured loan	S+	5.00%		5/2031	7,822	7,786	7,783
Granicus, Inc.(13)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,933	3,900	3,933
Granicus, Inc.(13)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	583	578	578
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(12)(20)	First lien senior secured loan	S+	7.50%		4/2026	14,544	14,450	14,544
Hyland Software, Inc.(12)	First lien senior secured loan	S+	5.00%		9/2030	1,777	1,777	1,777
Icefall Parent, Inc. (dba EngageSmart)(13)	First lien senior secured loan	S+	6.50%		1/2030	4,049	3,981	4,049
Litera Bidco LLC(5)(12)	First lien senior secured loan	S+	5.00%		5/2028	26,774	26,664	26,707

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
MINDBODY, Inc.(13)	First lien senior secured loan	S+	7.00%		9/2025	10,945	10,932	10,945
Ministry Brands Holdings, LLC(12)	First lien senior secured loan	S+	5.50%		12/2028	754	745	749
PDI TA Holdings, Inc.(5)(13)	First lien senior secured loan	S+	5.50%		2/2031	4,577	4,514	4,528
QAD, Inc.(12)	First lien senior secured loan	S+	4.75%		11/2027	4,397	4,397	4,386
Securonix, Inc.(13)	First lien senior secured loan	S+	4.00%	3.75%	4/2028	856	851	742
Securonix, Inc.(5)(13)	First lien senior secured revolving loan	S+	7.00%		4/2028	3	3	(17)
Spaceship Purchaser, Inc. (dba Squarespace)(13)	First lien senior secured loan	S+	5.00%		10/2031	701	698	701
Thunder Purchaser, Inc. (dba Vector Solutions)(13)	First lien senior secured loan	S+	5.25%		6/2028	14,545	14,472	14,545
When I Work, Inc.(13)	First lien senior secured loan	S+	5.50%		11/2027	923	920	891
							186,079	186,639	17.1%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(13)(20)	First lien senior secured loan	S+	5.25%		7/2031	26,657	26,339	26,657
Troon Golf, L.L.C.(5)(13)	First lien senior secured loan	S+	4.50%		8/2028	8,688	8,683	8,688
							35,022	35,345	3.2%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(13)	First lien senior secured loan	S+	6.00%		10/2028	17,701	17,430	17,524
FR Flow Control CB LLC (dba Trillium Flow Technologies)(13)(20)	First lien senior secured loan	S+	5.25%		12/2029	732	726	726
JSG II, Inc.(12)	First lien senior secured loan	S+	4.50%		6/2026	3,365	3,357	3,356
Loparex Midco B.V.(13)	First lien senior secured loan	S+	6.00%		2/2027	198	198	198
Loparex Midco B.V.(12)	First lien senior secured loan	S+	4.50%		7/2027	782	742	742
Loparex Midco B.V.(13)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	27,232	25,900
Loparex Midco B.V.(13)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	5,250	5,040
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)	First lien senior secured loan	S+	6.00%		7/2027	9,803	9,757	9,749
Sonny's Enterprises, LLC(5)(13)	First lien senior secured loan	S+	5.50%		8/2028	46,711	46,238	46,477
Sonny's Enterprises, LLC(5)(13)	First lien senior secured revolving loan	S+	5.50%		8/2027	1,638	1,609	1,624
							112,539	111,336	10.2%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(13)	First lien senior secured loan	S+	4.50%		3/2032	861	855	855
							855	855	0.1%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(13)	First lien senior secured loan	S+	5.00%		6/2031	3,128	3,100	3,097
Essential Services Holding Corporation (dba Turnpoint)(5)(13)	First lien senior secured revolving loan	S+	5.00%		6/2030	61	58	58
Gerson Lehrman Group, Inc.(13)	First lien senior secured loan	S+	5.00%		12/2027	10,392	10,325	10,392
Guidehouse Inc.(12)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	929	929	929
Paris US Holdco, Inc. (dba Precinmac)(12)	First lien senior secured loan	S+	5.00%		12/2031	721	714	714
Paris US Holdco, Inc. (dba Precinmac)(5)(16)	First lien senior secured revolving loan	P+	4.00%		12/2031	1	—	—
Relativity ODA LLC(12)	First lien senior secured loan	S+	4.49%		5/2029	19,162	19,093	19,114
Sensor Technology Topco, Inc. (dba Humanetics)(5)(13)	First lien senior secured loan	S+	7.00%		5/2028	11,272	11,239	11,272
Sensor Technology Topco, Inc. (dba Humanetics)(5)(12)	First lien senior secured revolving loan	S+	6.50%		5/2028	477	474	477
Sensor Technology Topco, Inc. (dba Humanetics)(5)(10)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€2,039	2,208	2,202
Vensure Employer Services, Inc.(13)	First lien senior secured loan	S+	5.00%		9/2031	826	819	818

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Vensure Employer Services, Inc.(5)(13)	First lien senior secured delayed draw term loan	S+	4.50%		9/2031	8	7	7
							48,966	49,080	4.5%
Specialty retail
Galls, LLC(5)(13)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	17,717	17,463	17,717
Galls, LLC(5)(13)	First lien senior secured revolving loan	S+	6.00%		3/2030	428	401	428
Milan Laser Holdings LLC(13)	First lien senior secured loan	S+	5.00%		4/2027	22,175	22,087	22,064
Notorious Topco, LLC (dba Beauty Industry Group)(13)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	26,343	26,152	21,865
Notorious Topco, LLC (dba Beauty Industry Group)(5)(13)	First lien senior secured revolving loan	S+	4.75%	2.50%	5/2027	563	551	204
The Shade Store, LLC(13)	First lien senior secured loan	S+	6.00%		10/2029	6,669	6,484	6,319
The Shade Store, LLC(13)	First lien senior secured loan	S+	7.00%		10/2029	192	192	186
The Shade Store, LLC(5)(13)	First lien senior secured revolving loan	S+	6.00%		10/2028	157	142	121
							73,472	68,904	6.3%
Telecommunications
EOS Finco S.A.R.L(8)(13)(19)(20)	First lien senior secured loan	S+	6.00%		10/2029	10,323	8,725	4,284
Park Place Technologies, LLC(13)	First lien senior secured loan	S+	5.25%		3/2031	2,338	2,318	2,327
Park Place Technologies, LLC(5)(12)	First lien senior secured delayed draw term loan	S+	5.25%		3/2031	189	186	188
Park Place Technologies, LLC(5)(12)	First lien senior secured revolving loan	S+	5.25%		3/2030	64	62	63
PPT Holdings III, LLC (dba Park Place Technologies)(24)	First lien senior secured loan	N/A		12.75%	3/2034	854	836	849
							12,127	7,711	0.7%
Transportation
Lytx, Inc.(12)	First lien senior secured loan	S+	5.00%		2/2028	23,668	23,668	23,668
							23,668	23,668	2.2%
Total non-controlled/non-affiliated debt investments							$1,739,605	$1,714,497	157.5%
Total non-controlled/non-affiliated misc. debt commitments(5)(32)(Note 7)							$(568)	$(416)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$1,739,037	$1,714,081	157.5%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(5)(11)(20)(25)	LLC Interest	N/A			N/A	1,473	1,476	1,950
AAM Series 2.1 Aviation Feeder, LLC(5)(11)(20)(25)	LLC Interest	N/A			N/A	1,370	1,373	1,937
Amergin Asset Management, LLC(11)(25)	Class A Units	N/A			N/A	50,000,000	—	1,816
							2,849	5,703	0.5%
Automotive Services
CD&R Value Building Partners I, L.P. (dba Belron)(6)(11)(20)(25)	LP Interest	N/A			N/A	1,121	1,088	1,261
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(24)(25)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	38,852	41,735	42,379
							42,823	43,640	4.0%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(11)(25)	Class A-2 Common Units	N/A			N/A	431,889	368	61
Dodge Construction Network Holdings, L.P.(13)(25)	Series A Preferred Units	S+	8.25%		N/A	0	9	5
							377	66	—%
Business Services
Denali Holding, LP (dba Summit Companies)(11)(25)	Class A Units	N/A			N/A	41,874	425	739

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Hercules Buyer, LLC (dba The Vincit Group)(11)(23)(25)	Common Units	N/A			N/A	350,000	352	427
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(25)	Perpetual Preferred Stock	S+		11.00%	N/A	252	346	349
							1,123	1,515	0.1%
Consumer Products
ASP Conair Holdings LP(11)(25)	Class A Units	N/A			N/A	12,857	1,286	1,480
							1,286	1,480	0.1%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(24)(25)	Class A Preferred Units	N/A	14.00%		N/A	1,000	970	970
							970	970	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(11)(25)	Common stock	N/A			N/A	1,309,529	3,475	3,475
							3,475	3,475	0.3%
Food and beverage
Hissho Sushi Holdings, LLC(11)(25)	Class A Units	N/A			N/A	7,502	60	100
							60	100	—%
Healthcare equipment and services
KPCI Holdings, L.P.(11)(25)	Class A Units	N/A			N/A	5,665	6,014	16,059
Maia Aggregator, LP(11)(25)	Class A-2 Units	N/A			N/A	112,360	112	102
Patriot Holdings SCSp (dba Corza Health, Inc.)(20)(24)(25)	Class A Units	N/A		8.00%	N/A	1,542	2,073	2,063
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)(20)(25)	Class B Units	N/A			N/A	20,867	28	82
Rhea Acquisition Holdings, LP(11)(25)	Series A-2 Units	N/A			N/A	119,048	119	144
							8,346	18,450	1.7%
Healthcare providers and services
KOBHG Holdings, L.P. (dba OB Hospitalist)(11)(25)	Class A Interests	N/A			N/A	1,291	1,291	1,181
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(11)(25)	Class A Interest	N/A			N/A	30	301	368
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(24)(25)	Series A Preferred Stock	N/A		15.00%	N/A	1,721	2,040	1,897
XOMA Corporation(11)(25)	Warrants	N/A			N/A	1,800	12	13
							3,644	3,459	0.3%
Healthcare technology
Minerva Holdco, Inc.(24)(25)	Senior A Preferred Stock	N/A		10.75%	N/A	1,000	1,386	1,354
							1,386	1,354	0.1%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(24)(25)	Series A Preferred Stock	N/A		10.50%	N/A	5,500	7,552	6,058
							7,552	6,058	0.6%
Insurance
Evolution Parent, LP (dba SIAA)(11)(25)	LP Interest	N/A			N/A	8,919	892	1,099
Fifth Season Investments LLC(25)	Class A Units	N/A			N/A	0	2,978	3,270
GoHealth, Inc.(11)(18)	Common stock	N/A			N/A	4,562	350	56
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(11)(25)	LP Interest	N/A			N/A	10,526	107	105
PCF Holdco, LLC (dba PCF Insurance Services)(11)(25)	Class A Units	N/A			N/A	2,513,848	6,375	10,949
							10,702	15,479	1.4%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(11)(25)	Class A Common Stock	N/A			N/A	3,000	300	155

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Bird Holding B.V. (fka MessageBird Holding B.V.)(11)(20)(25)	Extended Series C Warrants	N/A			N/A	25,540	157	37
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(11)(25)	Common Units	N/A			N/A	$1,345	1,345	2,019
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(11)(20)(25)	LP Interest	N/A			N/A	31,348	31	39
Project Alpine Co-Invest Fund, LP(11)(20)(25)	LP Interest	N/A			N/A	$1,000	1,001	1,313
Thunder Topco L.P. (dba Vector Solutions)(11)(25)	Common Units	N/A			N/A	819,817	820	975
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(24)(25)	Series A Preferred Stock	N/A		10.00%	N/A	2,385	4,528	4,822
WMC Bidco, Inc. (dba West Monroe)(24)(25)	Senior Preferred Stock	N/A		11.25%	N/A	3,492	3,454	3,431
							11,636	12,791	1.2%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(11)(25)	LP Interest	N/A			N/A	7,000	700	1,085
Windows Entities(25)(26)	LLC Units	N/A			N/A	10,616	20,107	46,211
							20,807	47,296	4.3%
Pharmaceuticals
LSI Financing 1 DAC(20)(25)	Preferred equity	N/A			N/A	234	237	234
							237	234	—%
Total non-controlled/non-affiliated portfolio company equity investments							$117,273	$162,070	14.9%
Total non-controlled/non-affiliated portfolio company investments							$1,856,310	$1,876,151	172.4%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(12)(28)	First lien senior secured loan	S+	8.00%		6/2026	631	628	631
Swipe Acquisition Corporation (dba PLI)(12)(28)	First lien senior secured loan	S+	8.00%		11/2027	8,341	8,341	8,341
Swipe Acquisition Corporation (dba PLI)(5)(12)(28)	First lien senior secured loan	S+	5.00%		11/2027	4,738	4,699	4,698
							13,668	13,670	1.3%
Household products
Walker Edison Furniture Company LLC(5)(8)(13)(28)	First lien senior secured loan	S+		6.75%	3/2027	11,093	9,149	1,883
							9,149	1,883	0.2%
Total non-controlled/affiliated portfolio company debt investments							$22,817	$15,553	1.4%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(11)(25)(28)	Class A Common Units	N/A			N/A	5,952	5,952	11,735
							5,952	11,735	1.1%
Household Products
Walker Edison Holdco LLC(11)(25)(28)	Common Units	N/A			N/A	49,159	4,750	—
							4,750	—	—%
Pharmaceuticals
LSI Financing LLC(5)(6)(20)(25)(28)	Common Equity	N/A			N/A	7,027	7,027	7,308
							7,027	7,308	0.7%
Total non-controlled/affiliated portfolio company equity investments							$17,729	$19,043	1.7%
Total non-controlled/affiliated portfolio company investments							$40,546	$34,596	3.2%
Controlled/affiliated portfolio company investments

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(6)(20)(25)(29)(30)	LLC Interest	N/A			N/A	$2	245	237
							245	237
Total controlled/affiliated equity investments							$245	$237	—%
Total controlled/affiliated portfolio company investments							$245	$237	—%
Total Investments							$1,897,101	$1,910,984	175.6%

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
(4)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$9,732	$—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	15	112	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	116	290	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	379	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	889	2,692	—
Baker Tilly Advisory Group, LP	First lien senior secured delayed draw term loan	6/2026	—	1,410	(4)
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	51	244	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	197	721	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	(1)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	9/2025	—	254	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	—	149	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	727	1,001	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	307	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	939	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	454	1,655	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	190	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	858	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	5	101	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	3/2026	—	93	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	613	(3)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	—	105	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,882	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	1,629	3,715	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	88	1,466	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	640	214	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	18	203	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	43	334	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	628	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	952	(19)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	102	881	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	1	58	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	2,487	(6)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	5,476	479	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	1,069	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	18	166	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	3,958	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	371	1,228	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	2,575	(32)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	1,302	(16)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	1,628	(12)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	186	(1)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	189	178	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	—	411	(2)
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,993	(90)
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	1,859	2,754	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,625	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	492	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	21	29	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	96	129	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	11	147	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	18	127	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	30	160	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	186	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	108	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	355	4,105	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	42	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	100	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	2,100	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	191	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	18	1,026	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	623	625	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	8	164	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	273	765	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	7/2026	3,220	2	—
Non-controlled/affiliated - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	293	411	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Non-controlled/non-affiliated - revolving debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	4,116	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	130	141	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	271	(1)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	106	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	2,126	747	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	(2)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	1,975	(20)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	410	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	48	4	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	148	379	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	102	(1)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	64	121	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	75	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	434	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	213	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	126	(1)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(5)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	766	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	939	(5)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	125	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	—	48	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	1,201	(3)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	1,190	(6)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	202	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	7	94	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	53	(1)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	61	322	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	1,108	(3)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	98	293	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,121	(6)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	40	49	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	108	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	120	(1)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	487	448	—
Galls, LLC	First lien senior secured revolving loan	3/2030	428	1,711	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	64	132	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,357	1,252	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	526	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	74	(1)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	3,343	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	1,296	2,406	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	116	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	963	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	151	119	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	210	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	248	880	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	111	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	295	(4)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	142	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	594	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	980	490	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	1,597	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	1,416	(4)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	20	35	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	1,071	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,837	(14)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	1,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	2,435	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,331	386	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	159	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	84	396	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	486	486	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	218	—
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6/2025	462	901	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	563	1,549	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	2,931	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	309	(4)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	1	92	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	64	212	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	1,422	1,232	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	55	355	—
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	1,035	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	2,092	(115)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	227	(1)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	63	13	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	938	(2)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	139	(1)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	122	852	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	571	(1)
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	1,182	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	1,637	(4)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	81	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	1,423	(11)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	492	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	250	750	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	3	149	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	477	492	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	14	80	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	—	97	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	(1)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	13	86	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	108	(1)
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	1,638	1,186	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	83	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	494	347	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(1)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	112	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	6	100	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	99	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	2,353	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	151	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	157	532	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	24	498	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,174	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	12/2026	2,955	2	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	368	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	346	(2)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	273	845	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	143	(5)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2027	2,422	1,521	—
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,473	3,145	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,370	898	—
Non-controlled/affiliated - revolving debt commitments
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	1,102	551	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	7,027	150	—
Total Portfolio Company Commitments			$58,561	$161,223	$(416)

*Fully funded
(6)Investment measured at net asset value (“NAV”).
(7)The interest rate on this loan is subject to SONIA, which as of March 31, 2025 was 4.46%.
(8)Loan was on non-accrual status as of March 31, 2025
(9)The interest rate on this loan is subject to 1 month EURIBOR, which as of March 31, 2025 was 2.36%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2025 was 2.34%.
(11)Investment is non-income producing
(12)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
(15)The interest rate on these loans is subject to 12 month SOFR, which as of March 31, 2025 was 4.01%.
(16)The interest rate on these loans is subject to Prime, which as of March 31, 2025 was 7.50%.
(17)The interest rate on these loans is subject to 3 month BBSY, which as of March 31, 2025 was 4.13%.
(18)Level 1 investment.
(19)Level 2 investment.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2025, non-qualifying assets represented 9.2% of total assets as calculated in accordance with the regulatory requirements.
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
(25)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $181.4 million, or 16.7% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Senior A Preferred Stock	February 15, 2022
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(26)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of March 31, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(27)As of March 31, 2025, the net estimated unrealized gain for U.S. federal income tax purposes was $9.3 million based on a tax cost basis of $1.9 billion. As of March 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $54.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $63.4 million.
(28)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the period ended March 31, 2025 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2025	Other Income	Interest Income	Dividend Income
LSI Financing LLC	$9,554	$162	$(2,524)	$116	$—	$—	$7,308	$—	$—	$228
New PLI Holdings, LLC (dba PLI)	24,830	885	(551)	241	—	—	25,405	3	384	110
Walker Edison Furniture Company LLC	2,481	660	—	(1,258)	—	—	1,883	—	—	—
Total	$36,865	$1,707	$(3,075)	$(901)	$—	$—	$34,596	$3	$384	$338
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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(29)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended March 31, 2025 were as follows:

Company	Fair Value at December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2025	Other Income	Interest and PIK Income	Dividend Income
Blue Owl Credit SLF LLC	$191	$55	$—	$(9)	$—	$—	$237	$—	$—	$1
Total	$191	$55	$—	$(9)	$—	$—	$237	$—	$—	$1
(a)    Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category
(b)    Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities
(30)Investment is not pledged as collateral for the credit facilities.
(31)Totals presented may differ than actuals due to rounding.
(32)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$20,494	$29,706
Net change in unrealized gain (loss)	16,187	(1,206)
Net realized gain (loss)	(22,483)	(635)
Net Increase (Decrease) in Net Assets Resulting from Operations	14,198	27,865
Distributions
Distributions declared from earnings(1)	(24,329)	(29,431)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(24,329)	(29,431)
Capital Share Transactions
Reinvestment of shareholders' distributions	11,753	13,487
Repurchased shares	(36,805)	(60,509)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(25,052)	(47,022)
Total Increase (Decrease) in Net Assets	(35,183)	(48,588)
Net Assets, at beginning of period	1,123,549	1,263,487
Net Assets, at end of period	$1,088,366	$1,214,899
______________
(1)For the three months ended March 31, 2025 and 2024, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,198	$27,865
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(46,254)	(170,864)
Proceeds from investments and investment repayments, net	73,410	235,250
Net change in unrealized (gain) loss on investments	(15,604)	1,188
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(748)	(23)
Net realized (gain) loss on investments	22,425	—
Net realized (gain) loss on foreign currency transactions relating to investments	69	734
Paid-in-kind interest and dividends	(6,867)	(7,843)
Net accretion/amortization of discount/premium on investments	(1,688)	(2,889)
Amortization of debt issuance costs	1,110	802
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	2,737	(2,690)
(Increase) decrease in prepaid expenses and other assets	1,757	(4,379)
Increase (decrease) in payable for investments purchased	1,630	201
Increase (decrease) in payable to affiliates	(1,370)	116
Increase (decrease) in accrued expenses and other liabilities	4,745	3,163
Net cash provided by (used in) operating activities	49,550	80,631
Cash Flows from Financing Activities
Borrowings on debt	45,000	31,591
Repayments of debt	(25,000)	(60,000)
Debt issuance costs	(124)	(3,824)
Distributions paid to shareholders	(13,882)	(16,100)
Repurchased shares	(38,171)	(60,509)
Net cash provided by (used in) financing activities	(32,177)	(108,842)
Net increase (decrease) in cash	17,373	(28,211)
Cash, including foreign cash, beginning of period	50,891	126,383
Cash, including foreign cash, end of period	$68,264	$98,172

Supplemental and Non-Cash Information
Interest paid during the period	$8,784	$15,553
Distributions declared during the period	$24,329	$29,431
Distribution payable	$1,249	$4,054
Reinvestment of distributions during the period	$11,753	$13,487
Taxes, including excise tax, paid during the period	$597	$749
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to private capital managers, and (3) Real Assets, which focuses on net real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company’s valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
The table below presents PIK interest and PIK dividend income for the following periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
PIK Interest Income	4,347	6,623
PIK Interest Income as a % of Investment Income	8.2%	10.0%
PIK Dividend Income	1,320	1,580
PIK Dividend Income as a % of Investment Income	2.5%	2.4%
Total PIK Income	5,667	8,203
Total PIK Income as a % of Investment Income	10.7%	12.4%

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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated annual financial statements.
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
Note 3. Agreements and Related Party Transactions
As of March 31, 2025, the Company had payables to affiliates of $13.6 million, primarily comprised of $7.3 million of management fees and $4.3 million of accrued performance based incentive fees.
As of December 31, 2024, the Company had payables to affiliates of $15.0 million, primarily comprised of $7.6 million of management fees and $6.0 million of accrued performance based incentive fees.
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others. On May 5, 2025, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2025 and 2024, the Company incurred expenses of approximately $0.6 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 5, 2025, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2025 and 2024, the Company incurred management fees of approximately $7.3 million, net of $2 thousand in management fee waivers, and $7.7 million, respectively.
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
For the three months ended March 31, 2025 and 2024, the Company incurred net investment income based incentive fees of $4.3 million and $6.3 million, respectively.
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
For the three months ended March 31, 2025 and 2024, the Company did not incur capital gains based incentive fees.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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
The following table presents a summary of all expenses supported, and recouped, by the Adviser for each of the following three month periods in which the Company received Expense Support from the Adviser and the associated dates through which such expenses were subject to reimbursement from the Company pursuant to the Expense Support Agreement:

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
The Company has made an investment in non-controlled, affiliated companies, including LSI Financing LLC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the Company’s pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, the Company’s investment at fair value in LSI Financing LLC was $7.3 million and the Company’s total commitment was $7.2 million. The Company does not consolidate its equity interest in LSI Financing LLC.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,517,672	$1,496,329	$1,537,612	$1,520,940
Second-lien senior secured debt investments	209,591	198,171	229,288	200,284
Unsecured debt investments	34,591	35,134	33,526	33,594
Preferred equity investments(2)	62,257	61,499	60,414	59,624
Common equity investments(3)	72,745	119,614	77,166	120,759
Joint ventures(4)	245	237	190	191
Total Investments	$1,897,101	$1,910,984	$1,938,196	$1,935,392
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2025		December 31, 2024
Advertising and media	2.3%		2.5%
Aerospace and defense	3.0		2.9
Asset based lending and fund finance(1)	1.3		1.2
Automotive Services	2.3		2.2
Buildings and real estate	3.6		3.5
Business services	3.2		3.1
Chemicals	4.2		4.2
Consumer products	5.1		5.0
Containers and packaging	2.0		1.8
Distribution	3.2		3.0
Education	0.6		0.6
Energy equipment and services	0.5		0.5
Financial services	2.6		3.3
Food and beverage	8.4		8.4
Healthcare equipment and services	3.2		2.9
Healthcare providers and services	7.6		7.2
Healthcare technology	8.2		8.0
Household products	1.9		1.9
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.2		1.2
Insurance(3)	5.1		6.5
Internet software and services	10.7		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	1.8		2.2
Manufacturing	8.3		8.1
Pharmaceuticals(2)	0.4		0.5
Professional services	2.6		2.5
Specialty retail	3.6		3.5
Telecommunications	0.4		0.5
Transportation	1.2		1.2
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season.
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	22.4%	21.7%
Northeast	13.8	15.5
South	31.6	30.0
West	25.1	25.4
International	7.1	7.4
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Blue Owl Credit SLF LLC
Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF has no Class B Members as of March 31, 2025. Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
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
As of March 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$780,468	85.4%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	5,000	0.5%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%

The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$231,574	$17,354
Investments at fair value	$1,542,540	$1,164,473
Total Assets	$1,793,067	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,123,081	$750,610
Total Liabilities	$1,360,268	$847,556
Total Credit SLF Members' Equity	$432,799	$348,811

For the Three Months Ended March 31,
($ in thousands)	2025
Consolidated Statement of Operations Data
Investment income	$23,696
Net operating expenses	13,659
Net investment income (loss)	$10,037
Total net realized and unrealized gain (loss)	(16,103)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$(6,066)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Three Months Ended March 31,
($ in thousands)	2025
Dividend Income	$5

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 222% and 231% as of March 31, 2025 and December 31, 2024, respectively.
Debt obligations consisted of the below as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$70,844	$179,156	$(2,887)	$67,957
SPV Asset Facility I	375,000	195,000	55,215	(2,753)	192,247
CLO XIII	260,000	260,000	—	(2,034)	257,966
2026 Notes	350,000	350,000	—	(3,889)	346,111
Total Debt	$1,235,000	$875,844	$234,371	$(11,563)	$864,281
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
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	Three Months Ended March 31,
($ in thousands)	2025		2024
Interest expense	$16,731		$18,560
Amortization of debt issuance costs	1,110		802
Total Interest Expense	$17,841		$19,362
Average interest rate	7.8%	(1)	7.9%
Average daily borrowings	$862,795		$872,340
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Securitization Transaction
The Company incurs secured financing through a debt securitization transaction (the “CLO Transaction”) issued by the Company’s consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which the Company purchases. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by the CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the SEC or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuer in its consolidated financial statements.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$68,264	$—	$—	$68,264
Investments:
First-lien senior secured debt investments(1)	$—	$9,206	$1,487,123	$1,496,329
Second-lien senior secured debt investments	—	37,730	160,441	198,171
Unsecured debt investments	—	—	35,134	35,134
Preferred equity investments(3)	—	—	61,499	61,499
Common equity investments(2)	56	—	110,990	111,046
Subtotal	$56	$46,936	$1,855,187	$1,902,179
Investments measured at Net Asset Value ("NAV")(4)	—	—	—	8,805
Total Investments	$56	$46,936	$1,855,187	$1,910,984
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,500,875	$139,322	$33,594	$59,624	$109,848	$1,843,263
Purchases of investments, net	43,666	—	—	967	291	44,924
Payment-in-kind	3,239	1,199	1,352	1,036	40	6,866
Proceeds from investments, net	(53,969)	(964)	(228)	(207)	(74)	(55,442)
Net change in unrealized gain (loss) on investments	(2,191)	18,899	476	35	2,510	19,729
Net realized gain (loss) on investments	(64)	(20,066)	(69)	2	(1,625)	(21,822)
Net accretion/amortization of discount/premium on investments	1,226	122	9	42	—	1,399
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	16,270
Fair value, end of period	$1,487,123	$160,441	$35,134	$61,499	$110,990	$1,855,187
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
First-lien senior secured debt investments	$(1,903)	$528
Second-lien senior secured debt investments	(1,405)	(137)
Unsecured debt investments	476	(20)
Preferred equity investments	35	(15)
Common equity investments	623	251
Total Investments	$(2,174)	$607
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

	As of March 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,473,903	Yield Analysis	Market Yield	6.8% - 14.3% (9.7%)	Decrease
	13,019	Recent Transaction	Transaction Price	95.0% - 99.5% (98.9%)	Increase
	201	Collateral Analysis	Recovery Rate	2.5% - 2.5% (2.5%)	Increase
Second-lien senior secured debt investments	$160,441	Yield Analysis	Market Yield	8.3% - 16.7% (11.3%)	Decrease
Unsecured debt investments	$34,118	Yield Analysis	Market Yield	8.0% - 16.5% (12.6%)	Decrease
	1,016	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$60,529	Yield Analysis	Market Yield	9.6% - 16.3% (12.1%)	Decrease
	970,000	Recent Transaction	Transaction Price	97.0%	Increase
Common equity investments	$96,377	Market Approach	EBITDA Multiple	3.0x - 20.0x (8.9x)	Increase
	3,527	Market Approach	Revenue Multiple	5.3x - 13.5x (12.2x)	Increase
	3,887	Market Approach	N/A	N/A	N/A
	3,270	Market Approach	AUM Multiple	1.1x	Increase
	2,063	Yield Analysis	Market Yield	8.3%	Decrease
	1,816	Discounted Cash Flow Analysis	Discounted Factor	15.0%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	13	Option Pricing Model	Volatility	70.0%	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,468,428	Yield Analysis	Market Yield	7.6% - 35.2% (11.3%)	Decrease
	31,419	Recent Transaction	Transaction Price	98.2% - 99.7% (99.1%)	Increase
	1,026	Collateral Analysis	Recovery Rate	10.1% - 20.5% (13.3%)	Increase
Second-lien senior secured debt investments	$138,594	Yield Analysis	Market Yield	11.4% - 19.8% (16.2%)	Decrease
	728	Collateral Analysis	Recovery Rate	4.0%	Increase
Unsecured debt investments	$32,579	Yield Analysis	Market Yield	8.6% - 18.1% (13.5%)	Decrease
	1,016	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$59,624	Yield Analysis	Market Yield	12.3% - 37.1% (17.8%)	Decrease
Common equity investments	$96,252	Market Approach	EBITDA Multiple	3.3x - 20.0x (8.8x)	Increase
	3,536	Market Approach	Revenue Multiple	5.3x - 14.5x (12.9x)	Increase
	3,448	Market Approach	N/A	N/A	N/A
	2,977	Market Approach	AUM Multiple	1.1x	Increase
	2,023	Yield Analysis	Market Yield	8.5%	Decrease
	1,555	Discounted Cash Flow Analysis	Discounted Factor	12.5%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	21	Option Pricing Model	Volatility	70.0%	Increase
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$67,957	$(2,887)	$67,956	$47,369	$(3,074)	$47,369
SPV Asset Facility I	192,247	(2,753)	192,247	192,064	(2,936)	192,064
CLO XIII	257,966	(2,034)	257,966	257,905	(2,095)	257,905
2026 Notes	346,111	(3,889)	366,625	345,556	(4,444)	367,500
Total Debt	$864,281	$(11,563)	$884,794	$842,894	$(12,549)	$864,838
______________
(1)The carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	366,625	367,500
Level 3	518,169	497,338
Total Debt	$884,794	$864,838
Financial Instruments Not Carried at Fair Value
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$90,003	$99,069
Total unfunded delayed draw loan commitments	$67,027	$77,698
Total unfunded revolving and delayed draw loan commitments	$157,030	$176,767

Total unfunded equity commitments	$4,193	$4,996

Total unfunded commitments	$161,223	$181,763
As of March 31, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	March 31, 2025		March 31, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,339,149	$11,753	1,496,447	$13,487
Repurchased Shares	(4,206,258)	(36,805)	(6,715,753)	(60,509)
Total shares/net repurchases	(2,867,109)	$(25,052)	(5,219,306)	$(47,022)
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

During the years ended December 31, 2023, 2024 and three months ended March 31, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears. The tables below present cash distributions per share for shareholders of record

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.01	1,249
			Total	$0.19	$24,329

	For the Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
			Total	$0.21	$29,431
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	Three Months Ended March 31, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$20,494	84.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.03	3,835	15.8
Total	$0.19	$24,329	100.0%

	Three Months Ended March 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.21	$29,706	100.9%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains(1)	—	(275)	(0.9)
Total	$0.21	$29,431	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2025	2024
Increase (decrease) in net assets resulting from operations	$14,198	$27,865
Weighted average shares of common stock outstanding—basic and diluted	127,975,222	140,586,790
Earnings per common share-basic and diluted	$0.11	$0.20
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
For the three months ended March 31, 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.5 million, including U.S. federal excise tax expense/(benefit) of $(64) thousand. For the three months ended March 31, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.9 million, including U.S. federal excise tax expense/(benefit) of $26 thousand.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2025, the Company recorded a net tax expense/(benefit) of approximately $0.6 million, for taxable subsidiaries. For the three months ended March 31, 2024, the Company recorded a net tax expense/(benefit) of approximately $0.8 million for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.7 million and $10.3 million as of March 31, 2025 and December 31, 2024 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, at beginning of period	$8.80	$9.00
Results of operations:
Net investment income(1)	0.16	0.21
Net realized and unrealized gain (loss)(4)	(0.05)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.11	0.20
Shareholder distributions:
Distributions from net investment income(2)	(0.16)	(0.21)
Distributions from net realized gains(2)	—	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.03)	—	(8)
Net increase (decrease) in net assets from shareholders' distributions	(0.19)	(0.21)
Net asset value, at end of period	$8.72	$8.99

Total Return(5)(6)	1.2%	2.2%

Ratios
Ratio of net expenses to average net assets(3)(7)(9)	11.7%	11.8%
Ratio of net investment income to average net assets(7)	7.4%	9.6%
Portfolio turnover rate	2.8%	8.5%

Supplemental Data
Weighted-average shares outstanding	127,975,222	140,586,790
Shares outstanding, end of period	124,860,217	135,122,336
Net assets, end of period	$1,088,366	$1,214,899
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
(6)Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(7)The ratio reflects an annualized amount, except in the case of non-recurring expenses.
(8)The per share amounts round to less than $0.01 per share.
(9)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended March 31, 2025 was 11.7%.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except the following:
Dividends
On May 6, 2025, our Board declared regular monthly distributions for May 2025 through July 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of March 31, 2025, the Adviser and its affiliates had $139.24 billion of assets under management across Blue Owl’s Credit platform.
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

We may be prohibited under the Investment Company Act of 1940, as amended (the “1940 Act”) from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, the Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 6, 2025, we, the Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2025, our Adviser and its affiliates have originated $154.08 billion aggregate principal amount of investments, of which $150.10 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant light” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlement, royalty interests and equipment finance.
Our portfolio composition may fluctuate from time to time based on market conditions and interest rates; however, we seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. The loans in which we expect to invest may have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance or may take the form of “covenant-lite” loans which generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrowers more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We target portfolio companies where we can structure larger transactions. As of March 31, 2025, our average debt investment size in each of our portfolio companies was approximately $10.2 million based on fair value. As of March 31, 2025, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 95.7% of our total debt portfolio based on fair value, had weighted average annual revenue of $883 million, weighted average annual EBITDA of $192 million, an average interest coverage of 1.6x and an average net loan-to value of 46.2%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2025, 96.8%

of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Reimbursement of Administrative Services
We will reimburse our Adviser for the administrative expenses necessary for its performance of services to us. However, such reimbursement will be made at an amount equal to the lower of our Adviser’s costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Adviser for any services for which it receives a separate fee, for example rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Adviser.

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
Portfolio and Investment Activity
As of March 31, 2025, based on fair value, our portfolio consisted of 78.3% first lien senior secured debt investments (of which 49.4% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 10.4% second-lien senior secured debt investments, 1.8% unsecured investments, 3.2% preferred equity investments, 6.3% common equity investments and 0.0% joint venture investments.
As of March 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 10.5% and 10.6%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.0% and 11.1%, respectively.
As of March 31, 2025, we had investments in 186 portfolio companies with an aggregate fair value of $1.9 billion. Our current target leverage ratio is 0.75x. As of March 31, 2025, we had net leverage of 0.74x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies has resulted in increased uncertainty, merger and acquisition activity remains below historical levels and refinance activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of incumbent transactions.

Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, credit quality of our portfolio has been consistent. We continue to focus on investing in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible products such as healthcare, business services, financial services or software. These companies have a reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $192 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is approximately $1.00 billion (up from approximately $600.0 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged.
While we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments, downward movement in our watch list or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$33,417	$200,940
Less: Sell downs	(78)	(2,250)
Total new investment commitments	$33,339	$198,690
Principal amount of new investments funded:
First-lien senior secured debt investments	$23,877	$153,477
Second-lien senior secured debt investments	—	—
Unsecured debt investments	1,208	—
Preferred equity investments	1,000	—
Common equity investments	522	921
Joint venture investments	55	—
Total principal amount of new investments funded	$26,662	$154,398

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$18,263

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(65,019)	$(36,596)
Second-lien senior secured debt investments	(29,437)	(175,855)
Unsecured debt investments	(1,433)	(4,296)
Preferred equity investments	(205)	(19)
Common equity investments	(5,038)	—
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(101,132)	$(216,766)
Number of new investment commitments in new portfolio companies(1)	12	20
Average new investment commitment amount in new portfolio companies	$1,214	$8,666
Weighted average term for new investment commitments (in years)	5.1	6.0
Percentage of new debt investment commitments at floating rates	97.6%	99.6%
Percentage of new debt investment commitments at fixed rates	2.4%	0.4%
Weighted average interest rate of new investment commitments(2)	9.7%	10.8%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.4%	5.5%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% and 5.33% as of March 31, 2025 and 2024, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(5)	$1,517,672	$1,496,329	$1,537,612	$1,520,940
Second-lien senior secured debt investments	209,591	198,171	229,288	200,284
Unsecured debt investments	34,591	35,134	33,526	33,594
Preferred equity investments(2)	62,257	61,499	60,414	59,624
Common equity investments(3)	72,745	119,614	77,166	120,759
Joint ventures(4)	245	237	190	191
Total Investments	$1,897,101	$1,910,984	$1,938,196	$1,935,392
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
(4)Includes equity investment in Blue Owl Credit SLF.
(5)49% and 49% of which we consider unitranche loans as of March 31, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	March 31, 2025		December 31, 2024
Advertising and media	2.3%		2.5%
Aerospace and defense	3.0		2.9
Asset based lending and fund finance(1)	1.3		1.2
Automotive Services	2.3		2.2
Buildings and real estate	3.6		3.5
Business services	3.2		3.1
Chemicals	4.2		4.2
Consumer products	5.1		5.0
Containers and packaging	2.0		1.8
Distribution	3.2		3.0
Education	0.6		0.6
Energy equipment and services	0.5		0.5
Financial services	2.6		3.3
Food and beverage	8.4		8.4
Healthcare equipment and services	3.2		2.9
Healthcare providers and services	7.6		7.2
Healthcare technology	8.2		8.0
Household products	1.9		1.9
Human resource support services	1.5		1.5
Infrastructure and environmental services	1.2		1.2
Insurance(3)	5.1		6.5
Internet software and services	10.7		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	1.8		2.2
Manufacturing	8.3		8.1
Pharmaceuticals(2)	0.4		0.5
Professional services	2.6		2.5
Specialty retail	3.6		3.5
Telecommunications	0.4		0.5
Transportation	1.2		1.2
Total	100.0%		100.0%
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
(3)Includes investments in Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Includes equity investment in Blue Owl Credit SLF.
(5)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2025	December 31, 2024
United States:
Midwest	22.4%	21.7%
Northeast	13.8	15.5
South	31.6	30.0
West	25.1	25.4
International	7.1	7.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	10.5%	10.9%
Weighted average total yield of accruing debt and income producing securities(1)	11.0%	11.3%
Weighted average interest rate of accruing debt securities	10.4%	10.6%
Weighted average spread over base rate of all accruing floating rate investments	6.0%	6.0%
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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$150,806	7.9%	$149,636	7.7%
2	1,524,199	79.7	1,536,225	79.3
3	211,511	11.1	227,474	11.8
4	22,585	1.2	18,813	1.0
5	1,883	0.1	3,244	0.2
Total	$1,910,984	100.0%	$1,935,392	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,719,358	97.6%	$1,770,799	98.4%
Non-accrual	42,496	2.4	29,627	1.6
Total	$1,761,854	100.0%	$1,800,426	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of March 31, 2025, the fair market value of our investment in Amergin Asset Management LLC was $1.8 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2025, the fair market value of our investment in Amergin AssetCo was $9.7 million, of which $3.9 million is equity and $5.8 million is debt, and we had an unfunded equity commitment of $4.0 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of March 31, 2025, the fair value of our equity investment in Fifth Season was $3.3 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2025, the fair value of our investment in LSI Financing DAC was $0.2 million.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to our pro rata amount of such consulting fee. On November 25th, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2025, our investment at fair value in LSI Financing LLC was $7.3 million and our total commitment was $7.2 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Venture
Credit SLF
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.

Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Total Investment Income	$52,729	$66,393
Less: Net Operating Expenses	31,705	35,825
Net Investment Income (Loss) Before Taxes	21,024	30,568
Less: Income tax expense (benefit), including excise tax expense (benefit)	530	862
Net Investment Income (Loss) After Taxes	20,494	29,706
Net change in unrealized gain (loss)	16,187	(1,206)
Net realized gain (loss)	(22,483)	(635)
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,198	$27,865
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended March 31, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments, credit spreads widening across the broader markets, and distributions in excess of earnings.
Investment Income
The table below presents the investment income for the following periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Interest income from investments	$43,379	$53,692
Payment-in-kind interest income	4,347	6,623
Dividend income	4,448	5,140
Other income	555	938
Total investment income	$52,729	$66,393
For the Three Months Ended March 31, 2025 and 2024
Investment income decreased to $52.7 million for the three months ended March 31, 2025 from $66.4 million for the same period in prior year primarily due to a decrease in interest income, driven by a decline in the weighted average yield of our portfolio from 12.1% to 10.5% and a decrease in our debt portfolio at par from $1.9 billion to $1.8 billion period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and decreased from $1.6 million to $0.7 million period over period primarily due to a decrease in the portfolio turnover rate. For the three months ended March 31, 2025 and 2024, PIK income represented 10.7% and 12.4% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Interest expense	$17,841	$19,362
Management fee	7,313	7,698
Performance based incentive fees	4,347	6,299
Professional fees	1,062	1,223
Directors’ fees	197	195
Other general and administrative	945	1,048
Total operating expenses	$31,705	$35,825
For the Three Months Ended March 31, 2025 and 2024
Net operating expenses decreased to $31.7 million for the three month ended March 31, 2025 from $35.8 million for the same period ended March 31, 2024 primarily due to decreases in interest expense and incentive fees. The decrease in interest expense of $1.5 million was driven by a decrease in our daily weighted average borrowings from $872.3 million to $862.8 million and our weighted average interest rate from 7.9% to 7.8% (including the impact of fees on undrawn portions of our credit facilities) period over period. The decrease in management fees of $0.4 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net change in unrealized gain (loss) on investments	$15,604	$(1,188)
Income tax (provision) benefit	(165)	1
Translation of assets and liabilities in foreign currencies	748	(19)
Net change in unrealized gain (loss)	$16,187	$(1,206)

For the Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025, the net unrealized gain was primarily driven by a reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments, partially offset by decreases in the fair value of certain debt investments as further detailed below.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2025 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
H-Food Holdings, LLC	$17,223
CIBT Global, Inc.	4,774
Valence Surface Technologies LLC	1,563
Remaining Portfolio Companies	1,421
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	(789)
Peraton Corp.	(900)
ASP Conair Holdings LP	(1,105)
Walker Edison Furniture Company LLC(1)	(1,258)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(1,545)
Notorious Topco, LLC (dba Beauty Industry Group)	(1,737)
EOS Finco S.A.R.L	(2,043)
Net unrealized gain (loss) on investments	$15,604
________________
(1)Portfolio company is a non-controlled, affiliated investment.

For the three months ended March 31, 2024, net depreciation on investments was primarily driven by a decrease in the fair value of our debt portfolio as compared to December 31, 2023. As of March 31, 2024, the fair value of our debt investments as a percentage of principal was 97.2% as compared to 97.3% as of December 31, 2023. The primary driver of our portfolio’s net unrealized loss was due to decreases in the fair value of certain debt investments as further detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Remaining portfolio companies	$1,471
Conair Holdings LLC	1,256
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	1,229
Valence Surface Technologies LLC	844
The Better Being Co., LLC (fka Nutraceutical International Corporation)	840
KPCI Holdings, L.P.	827
Walker Edison Furniture Company LLC(1)	(455)
PHM Netherlands Midco B.V. (dba Loparex)	(839)
EOS U.S. Finco LLC	(984)
H-Food Holdings, LLC	(2,460)
Pluralsight, LLC	(2,915)
Net unrealized gain (loss) on investments	$(1,188)
Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net realized gain (loss) on investments	$(22,425)	$—
Net realized gain (loss) on foreign currency transactions	(58)	(635)
Net realized gain (loss)	$(22,483)	$(635)

Realized Gross Internal Rate of Return
Since we began investing in 2017 through March 31, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.7% (based on total capital invested of $2.9 billion and total proceeds from these exited investments of $3.5 billion).
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
As of March 31, 2025 and December 31, 2024, our asset coverage ratios were 222% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2025, taken together with our available debt of $234.4 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.
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
As of March 31, 2025, we had $68.3 million in cash. During the three months ended March 31, 2025, cash provided by operating activities was $49.6 million, primarily as a result of repayments and selldowns of portfolio investments of $73.4 million and other operating activities of $22.5 million, partially offset by funding portfolio investments of $46.3 million. Lastly, we used $32.2 million of cash for financing activities during the period, as a result of distributions paid of $13.9 million, repurchased shares of $38.2 million, and deferred financing costs paid of $0.1 million, partially offset by net borrowings on our credit facilities of $20.0 million.

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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	March 31, 2025		March 31, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,339,149	$11,753	1,496,447	$13,487
Repurchased Shares	(4,206,258)	(36,805)	(6,715,753)	(60,509)
Total shares/net proceeds	(2,867,109)	$(25,052)	(5,219,306)	$(47,022)
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
During the years ended December 31, 2023, 2024 and the three months ended March 31, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share for shareholders of record during the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.01	1,249
			Total	$0.19	$24,329
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
The following table presents cash distributions per share for shareholders of record during the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
			Total	$0.21	$29,431
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
Through November 7, 2023, the termination date of the Expense Support Agreement by the Adviser, a portion of our distributions resulted from expense support from the Adviser which were subject to repayment by us within three years from the date of payment. The purpose of this arrangement was to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser provides expense support. Shareholders should also understand that our future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain these distributions or be able to pay distributions at all.
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

	Three Months Ended March 31, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$20,494	84.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.03	3,835	15.8
Total	$0.19	$24,329	100.0%

	Three Months Ended March 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.21	$29,706	100.9%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains(1)	—	(275)	(0.9)
Total	$0.21	$29,431	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505,293	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391,392	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805,392	$8.75	4,206,258
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to March 31, 2025 was 78.0% (without upfront sales load) and 69.1% (with maximum upfront sales load). The following table presents cumulative total returns for the three months ended March 31, 2025, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	1.2%	6.0%	8.6%	11.0%	9.7%	78.0%	69.1%
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
Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$70,844	$179,156	$(2,887)	$67,957
SPV Asset Facility I	375,000	195,000	55,215	(2,753)	192,247
CLO XIII	260,000	260,000	—	(2,034)	257,966
2026 Notes	350,000	350,000	—	(3,889)	346,111
Total Debt	$1,235,000	$875,844	$234,371	$(11,563)	$864,281
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
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2025		2024
Interest expense	$16,731		$18,560
Amortization of debt issuance costs	1,110		802
Total Interest Expense	$17,841		$19,362
Average interest rate	7.8%	(1)	7.9%
Average daily borrowings	$862,795		$872,340
______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.

Senior Securities
Information about our senior securities is shown in the following table as of March 31, 2025 and the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2025 (unaudited)	$70.8	$2,223	$—	N/A
December 31, 2024	$50.4	$2,306	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
March 31, 2025 (unaudited)	$195.0	$2,223	$—	N/A
December 31, 2024	$195.0	$2,306	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
March 31, 2025 (unaudited)	$260.0	$2,223	$—	N/A
December 31, 2024	$260.0	$2,306	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
March 31, 2025 (unaudited)	$350.0	$2,223	$—	N/A
December 31, 2024	$350.0	$2,306	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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

The CLO XIII Secured Notes are the secured obligations of the CLO XIII Issuer, and the CLO XIII Indenture includes customary covenants and events of default. For further details, see “ITEM 1. Notes to Consolidated Financial Statements – Note 5. Debt.”
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
($ in thousands)	March 31, 2025	December 31, 2024
Total unfunded revolving loan commitments	$90,003	$99,069
Total unfunded delayed draw loan commitments	$67,027	$77,698
Total unfunded revolving and delayed draw loan commitments	$157,030	$176,767

Total unfunded equity commitments	$4,193	$4,996

Total unfunded commitments	$161,223	$181,763

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to March 31, 2025, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered.We terminated our continuous public offering as of April 30, 2021.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of March 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$70,844	$—	$—	$70,844	$—
SPV Asset Facility I	195,000	—	—	195,000	—
CLO XIII	260,000	—	—	—	260,000
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$875,844	$—	$350,000	$265,844	$260,000
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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. - RISK FACTORS.”
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
Recent Developments
Dividends
On May 6, 2025, our Board declared regular monthly distributions for May 2025 through July 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of March 31, 2025, 96.8% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility, and CLO XIII bear interest at variable rates with interest floors of 0.0%. The 2026 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$50.4	$(15.8)	$34.6
Up 200 basis points	$33.6	$(10.5)	$23.1
Up 100 basis points	$16.8	$(5.3)	$11.5
Down 100 basis points	$(16.8)	$5.3	$(11.5)
Down 200 basis points	$(33.6)	$10.5	$(23.1)
Down 300 basis points	$(50.3)	$15.8	$(34.5)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materiality affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the three months ended March 31, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023 (incorporated by reference Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended March 31, 2025.
99.2*	Code of Ethics
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: May 9, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 9, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer