Form 10-Q
period 2025-06-30
Blue Owl Capital Corp II
filed 2025-08-08
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

As of August 8, 2025, the registrant had 120,245,105 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,661,428 and $1,896,092 respectively)	$1,663,200	$1,898,336
Non-controlled, affiliated investments (amortized cost of $42,335 and $41,914, respectively)	36,234	36,865
Controlled, affiliated investments (amortized cost of $245 and $190, respectively)	243	191
Total investments at fair value (amortized cost of $1,704,008 and $1,938,196, respectively)	1,699,677	1,935,392
Cash	56,007	49,440
Foreign cash (cost of $2,424 and $1,477, respectively)	2,589	1,451
Interest and dividend receivable	11,577	16,644
Prepaid expenses and other assets	951	914
Total Assets	$1,770,801	$2,003,841
Liabilities
Debt (net of deferred unamortized debt issuance costs of $10,558 and $12,549, respectively)	$711,120	$842,894
Payables to affiliates	13,108	14,993
Distribution payable	15	2,555
Payable for investments purchased	202	—
Accrued expenses and other liabilities	17,786	19,850
Total Liabilities	742,231	880,292
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 119,859,648 and 127,727,326 shares issued and outstanding, respectively	1,199	1,277
Additional paid-in-capital	1,070,110	1,138,120
Accumulated undistributed (overdistributed) earnings	(42,739)	(15,848)
Total Net Assets	1,028,570	1,123,549
Total Liabilities and Net Assets	$1,770,801	$2,003,841
Net Asset Value Per Share	$8.58	$8.80

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$43,368	$51,920	$86,363	$105,304
Payment-in-kind interest income	3,682	7,073	8,029	13,696
Dividend income	3,559	3,456	7,668	8,486
Other income	569	1,114	1,121	2,030
Total investment income from non-controlled, non-affiliated investments	51,178	63,563	103,181	129,516
Investment income from non-controlled, affiliated investments:
Interest income	410	306	794	614
Dividend income	201	144	539	254
Other Income	3	22	6	44
Total investment income from non-controlled, affiliated investments	614	472	1,339	912
Investment income from controlled, affiliated investments:
Dividend income	12	—	13	—
Total investment income from controlled, affiliated investments	12	—	13	—
Total Investment Income	51,804	64,035	104,533	130,428
Operating Expenses
Interest expense	16,967	19,864	34,808	39,226
Management fees, net(1)	6,858	7,709	14,171	15,407
Performance based incentive fees	4,416	5,828	8,763	12,127
Professional fees	1,156	1,279	2,218	2,502
Directors' fees	198	196	395	391
Other general and administrative	1,061	1,128	2,006	2,176
Total Operating Expenses	30,656	36,004	62,361	71,829
Net Investment Income (Loss) Before Taxes	21,148	28,031	42,172	58,599
Income tax expense (benefit), including excise tax expense (benefit)	327	552	857	1,414
Net Investment Income (Loss)	$20,821	$27,479	$41,315	$57,185
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(20,290)	$(10,150)	$(3,776)	$(10,879)
Non-controlled, affiliated investments	(153)	(1,717)	(1,054)	(2,176)
Controlled, affiliated investments	6	—	(3)	—
Income tax (provision) benefit	80	—	(85)	1
Translation of assets and liabilities in foreign currencies	1,538	2,052	2,286	2,033
Total Net Change in Unrealized Gain (Loss)	(18,819)	(9,815)	(2,632)	(11,021)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$3,755	$23	$(18,670)	$23
Foreign currency transactions	37	(2,178)	(21)	(2,813)
Total Net Realized Gain (Loss)	3,792	(2,155)	(18,691)	(2,790)
Total Net Realized and Change in Unrealized Gain (Loss)	(15,027)	(11,970)	(21,323)	(13,811)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,794	$15,509	$19,992	$43,374
Earnings Per Share - Basic and Diluted	$0.05	$0.11	$0.15	$0.31
Weighted Average Shares Outstanding - Basic and Diluted	124,932,039	135,503,433	126,445,224	138,045,112
(1) Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Advertising and media
Monotype Imaging Holdings Inc.(5)(13)	First lien senior secured loan	S+	5.50%		2/2031	$19,439	$19,308	$19,439
							19,308	19,439	1.9%
Aerospace and defense
Peraton Corp.(13)(19)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	14,374	10,074
STS PARENT, LLC (dba STS Aviation Group)(13)	First lien senior secured loan	S+	5.00%		10/2031	7,541	7,504	7,503
STS PARENT, LLC (dba STS Aviation Group)(5)(13)	First lien senior secured revolving loan	S+	5.00%		10/2030	557	552	552
							22,430	18,129	1.8%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(20)(24)	First lien senior secured loan	N/A		12.00%	7/2030	3,052	3,049	3,052
AAM Series 2.1 Aviation Feeder, LLC(20)(24)	First lien senior secured loan	N/A		12.00%	11/2030	3,241	3,235	3,241
Hg Genesis 8 Sumoco Limited(7)(20)	Unsecured facility	SA+		7.50%	9/2027	£1,271	1,612	1,742
Hg Genesis 9 SumoCo Limited(10)(20)	Unsecured facility	E+		6.25%	3/2029	€1,081	1,145	1,269
Hg Saturn Luchaco Limited(7)(20)	Unsecured facility	SA+		8.25%	3/2027	£8,618	10,953	11,810
							19,994	21,114	2.1%
Buildings and real estate
Associations Finance, Inc.(24)	Unsecured notes	N/A		14.25%	5/2030	19,975	19,860	19,975
Associations, Inc.(5)(13)	First lien senior secured loan	S+	6.50%		7/2028	49,610	49,567	49,610
							69,427	69,585	6.8%
Business services
Denali BuyerCo, LLC (dba Summit Companies)(5)(13)	First lien senior secured loan	S+	5.25%		9/2028	6,794	6,709	6,794
Diamondback Acquisition, Inc. (dba Sphera)(12)	First lien senior secured loan	S+	5.50%		9/2028	616	610	616
DuraServ LLC(12)	First lien senior secured loan	S+	4.75%		6/2031	8,746	8,700	8,702
Gainsight, Inc.(13)	First lien senior secured loan	S+	5.75%		7/2027	6,788	6,751	6,788
Hercules Borrower, LLC (dba The Vincit Group)(13)	First lien senior secured loan	S+	5.50%		12/2026	27,551	27,551	27,551
Hercules Buyer, LLC (dba The Vincit Group)(23)(24)	Unsecured notes	N/A		0.48%	12/2029	831	831	1,016
KPSKY Acquisition, Inc. (dba BluSky)(13)	First lien senior secured loan	S+	5.50%		10/2028	963	952	915
KPSKY Acquisition, Inc. (dba BluSky)(5)(13)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	(1)
Pye-Barker Fire & Safety, LLC(5)(13)	First lien senior secured loan	S+	4.50%		5/2031	7,086	7,050	7,069
Pye-Barker Fire & Safety, LLC(5)(13)	First lien senior secured revolving loan	S+	4.50%		5/2030	122	118	119
							59,272	59,569	5.8%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(12)	Second lien senior secured loan	S+	7.75%		11/2028	22,500	22,326	21,038
DCG ACQUISITION CORP. (dba DuBois Chemical)(12)	First lien senior secured loan	S+	4.50%		6/2031	5,614	5,564	5,586
DCG ACQUISITION CORP. (dba DuBois Chemical)(5)(13)	First lien senior secured delayed draw term loan	S+	4.50%		6/2031	563	557	560
Gaylord Chemical Company, L.L.C.(5)(13)	First lien senior secured loan	S+	5.50%		12/2027	25,064	25,019	25,064
Rocket BidCo, Inc. (dba Recochem)(13)(20)	First lien senior secured loan	S+	5.75%		11/2030	21,890	21,505	21,890

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Velocity HoldCo III Inc. (dba VelocityEHS)(13)	First lien senior secured loan	S+	5.50%		4/2027	5,887	5,838	5,887
							80,809	80,025	7.8%
Consumer products
Conair Holdings LLC(12)	Second lien senior secured loan	S+	7.50%		5/2029	31,280	30,982	23,382
Feradyne Outdoors, LLC(13)	First lien senior secured loan	S+	3.04%	3.71%	5/2028	671	671	550
Foundation Consumer Brands, LLC(13)	First lien senior secured loan	S+	5.00%		2/2029	3,901	3,855	3,881
Lignetics Investment Corp.(13)	First lien senior secured loan	S+	5.50%		11/2027	12,273	12,249	12,211
Lignetics Investment Corp.(5)(13)	First lien senior secured revolving loan	S+	5.50%		10/2026	1,324	1,321	1,316
SWK BUYER, Inc. (dba Stonewall Kitchen)(13)	First lien senior secured loan	S+	5.25%		3/2029	732	723	721
SWK BUYER, Inc. (dba Stonewall Kitchen)(5)(14)	First lien senior secured revolving loan	S+	5.25%		3/2029	21	20	20
WU Holdco, Inc. (dba PurposeBuilt Brands)(13)	First lien senior secured loan	S+	4.75%		4/2032	11,183	11,156	11,155
							60,977	53,236	5.2%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(5)(13)	First lien senior secured loan	S+	5.25%		1/2032	3,806	3,801	3,788
Arctic Holdco, LLC (dba Novvia Group)(5)(13)	First lien senior secured revolving loan	S+	5.25%		1/2031	97	96	96
Ascend Buyer, LLC (dba PPC Flexible Packaging)(13)	First lien senior secured loan	S+	5.75%		9/2028	779	775	779
Fortis Solutions Group, LLC(13)	First lien senior secured loan	S+	5.50%		10/2028	879	869	861
Fortis Solutions Group, LLC(5)(13)	First lien senior secured revolving loan	S+	5.50%		10/2027	22	22	21
Indigo Buyer, Inc. (dba Inovar Packaging Group)(5)(13)	First lien senior secured loan	S+	5.25%		5/2028	1,111	1,104	1,111
Pregis Topco LLC(12)	Second lien senior secured loan	S+	7.75%		8/2029	9,333	9,227	9,333
Pregis Topco LLC(12)	Second lien senior secured loan	S+	6.75%		8/2029	20,667	20,465	20,667
							36,359	36,656	3.6%
Distribution
ABB/Con-cise Optical Group LLC(13)	First lien senior secured loan	S+	7.50%		2/2028	850	844	838
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(5)(13)	First lien senior secured loan	S+	5.00%		10/2029	31,365	31,108	31,365
Endries Acquisition, Inc.(12)	First lien senior secured loan	S+	5.50%		12/2028	23,954	23,823	23,655
Offen, Inc.(12)	First lien senior secured loan	S+	5.00%		6/2026	4,641	4,633	4,641
							60,408	60,499	5.9%
Education
Pluralsight, LLC(13)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	3,975	3,975	3,975
Pluralsight, LLC(13)	First lien senior secured loan	S+		7.50%	8/2029	4,309	4,309	4,309
Severin Acquisition, LLC (dba PowerSchool)(5)(12)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	778	770	767
Severin Acquisition, LLC (dba PowerSchool)(5)(12)	First lien senior secured revolving loan	S+	4.75%		10/2031	41	40	40
							9,094	9,091	0.9%
Energy equipment and services
Dresser Utility Solutions, LLC(12)	First lien senior secured loan	S+	5.25%		3/2029	10,181	10,098	10,181
							10,098	10,181	1.0%
Financial services
Baker Tilly Advisory Group, LP(12)	First lien senior secured loan	S+	4.75%		6/2031	10,703	10,561	10,703
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(5)(12)	First lien senior secured loan	S+	5.00%		6/2030	838	831	838

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Continental Finance Company, LLC(12)	First lien senior secured loan	S+	8.00%		3/2029	875	867	866
Finastra USA, Inc.(14)(20)	First lien senior secured loan	S+	7.25%		9/2029	3,729	3,687	3,729
Finastra USA, Inc.(5)(13)(20)	First lien senior secured revolving loan	S+	7.25%		9/2029	78	74	78
KRIV Acquisition Inc. (dba Riveron)(5)(13)	First lien senior secured loan	S+	5.75%		7/2029	1,065	1,039	1,065
Minotaur Acquisition, Inc. (dba Inspira Financial)(12)	First lien senior secured loan	S+	5.00%		6/2030	27,370	27,119	27,370
NMI Acquisitionco, Inc. (dba Network Merchants)(12)	First lien senior secured loan	S+	5.00%		9/2028	4,730	4,727	4,730
Smarsh Inc.(5)(13)	First lien senior secured loan	S+	4.75%		2/2029	1,036	1,030	1,034
							49,935	50,413	4.9%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(12)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	4,974	4,900
BP Veraison Buyer, LLC (dba Sun World)(13)	First lien senior secured loan	S+	5.25%		5/2029	19,117	18,997	19,117
Eagle Family Foods Group LLC(14)	First lien senior secured loan	S+	5.00%		8/2030	1,728	1,713	1,728
Fiesta Purchaser, Inc. (dba Shearer's Foods)(12)(19)	First lien senior secured loan	S+	3.25%		2/2031	4,950	4,950	4,959
Gehl Foods, LLC(13)	First lien senior secured loan	S+	6.25%		6/2030	11,914	11,807	11,914
Hissho Parent, LLC(13)	First lien senior secured loan	S+	4.50%		5/2029	1,132	1,125	1,132
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(12)	First lien senior secured loan	S+	6.25%		3/2027	620	616	611
Rushmore Investment III LLC (dba Winland Foods)(12)	First lien senior secured loan	S+	5.00%		10/2030	45,110	44,720	45,110
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(5)(13)	First lien senior secured loan	S+	4.75%		7/2027	5,733	5,727	5,685
The Better Being Co., LLC (fka Nutraceutical International Corporation)(12)	First lien senior secured loan	S+	6.75%		9/2026	35,456	35,339	35,633
Vital Bidco AB (dba Vitamin Well)(13)(20)	First lien senior secured loan	S+	4.50%		10/2031	4,760	4,699	4,760
							134,667	135,549	13.2%
Healthcare equipment and services
Cambrex Corporation(12)	First lien senior secured loan	S+	4.75%		3/2032	781	774	779
Creek Parent, Inc. (dba Catalent)(12)	First lien senior secured loan	S+	5.25%		12/2031	872	858	872
CSC MKG Topco LLC (dba Medical Knowledge Group)(12)	First lien senior secured loan	S+	5.50%		2/2029	828	818	824
Nelipak Holding Company(13)	First lien senior secured loan	S+	5.50%		3/2031	3,338	3,295	3,271
Nelipak Holding Company(5)(12)	First lien senior secured revolving loan	S+	5.50%		3/2031	573	561	554
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(10)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€6,113	6,534	7,032
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(5)(9)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€27	26	24
Packaging Coordinators Midco, Inc.(13)	First lien senior secured loan	S+	4.75%		1/2032	3,064	3,024	3,026
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(5)(13)(20)	First lien senior secured loan	S+	4.75%		1/2028	23,737	23,567	23,672
Rhea Parent, Inc.(13)	First lien senior secured loan	S+	4.75%		12/2030	793	790	791
TBRS, Inc. (dba TEAM Technologies)(13)	First lien senior secured loan	S+	4.75%		11/2031	773	769	769
TBRS, Inc. (dba TEAM Technologies)(5)(13)	First lien senior secured revolving loan	S+	4.75%		11/2030	7	6	6
							41,022	41,620	4.0%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(12)	First lien senior secured loan	S+	5.25%		10/2030	2,504	2,474	2,504

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(3)(27)	Fair Value	% of Net Assets
Allied Benefit Systems Intermediate LLC(13)	First lien senior secured delayed draw term loan	S+	5.25%		10/2030	459		454	459
Commander Buyer, Inc. (dba CenExel)(13)	First lien senior secured loan	S+	4.75%		6/2032	6,461		6,426	6,426
EresearchTechnology, Inc. (dba Clario)(5)(12)	First lien senior secured loan	S+	4.75%		1/2032	669		662	661
Ex Vivo Parent Inc. (dba OB Hospitalist)(12)	First lien senior secured loan	S+		9.85%	9/2028	16,581		16,452	16,581
KABAFUSION Parent, LLC(13)	First lien senior secured loan	S+	5.00%		11/2031	887		878	882
KABAFUSION Parent, LLC(12)	First lien senior secured loan	S+	5.00%		11/2031	509		504	507
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(13)	First lien senior secured loan	S+	4.75%		12/2029	4,319		4,255	4,319
Maple Acquisition, LLC (dba Medicus)(14)	First lien senior secured loan	S+	5.00%		5/2031	5,327		5,292	5,327
National Dentex Labs LLC (fka Barracuda Dental LLC)(5)(8)(13)	First lien senior secured loan	S+		12.00%	4/2026	22,926		22,667	10,765
National Dentex Labs LLC (fka Barracuda Dental LLC)(8)(15)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	3,197		2,288	1,502
Natural Partners, LLC(13)(20)	First lien senior secured loan	S+	4.50%		11/2030	2,200		2,177	2,189
OB Hospitalist Group, Inc.(12)	First lien senior secured loan	S+	5.25%		9/2027	20,774		20,566	20,774
Pacific BidCo Inc.(14)(20)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	1,839		1,810	1,816
Pacific BidCo Inc.(14)(20)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	191		188	189
PetVet Care Centers, LLC(12)	First lien senior secured loan	S+	6.00%		11/2030	15,053		14,928	14,225
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured loan	S+	5.75%		5/2029	662		654	640
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	25		25	24
Plasma Buyer LLC (dba PathGroup)(13)	First lien senior secured revolving loan	S+	5.75%		5/2028	75		75	73
Premier Imaging, LLC (dba LucidHealth)(13)	First lien senior secured loan	S+	2.34%	3.66%	3/2026	8,619		8,602	8,188
Premise Health Holding Corp.(12)	First lien senior secured loan	S+	5.25%		3/2031	7,986		7,884	7,986
Premise Health Holding Corp.(5)(12)	First lien senior secured revolving loan	S+	5.25%		2/2030	63		52	63
Quva Pharma, Inc.(13)	First lien senior secured loan	S+	5.50%		4/2028	15,275		15,051	15,122
Quva Pharma, Inc.(13)	First lien senior secured loan	S+	5.50%		4/2026	3,540		3,492	3,504
SimonMed, Inc.(5)(13)	First lien senior secured loan	S+	4.75%		2/2032	800		797	796
SimonMed, Inc.(5)(12)	First lien senior secured revolving loan	S+	4.75%		2/2031	24		24	24
Soleo Holdings, Inc.(13)	First lien senior secured loan	S+	4.50%		2/2032	762		759	762
Tivity Health, Inc.(12)	First lien senior secured loan	S+	5.00%		6/2029	491		491	491
Unified Women's Healthcare, LP(13)	First lien senior secured loan	S+	5.50%		6/2029	888		884	888
Unified Women's Healthcare, LP(12)	First lien senior secured loan	S+	5.50%		6/2029	9,859		9,798	9,859
Unified Women's Healthcare, LP(12)	First lien senior secured delayed draw term loan	S+	5.25%		6/2029	4,505		4,478	4,505
Valeris, Inc. (fka Phantom Purchaser, Inc.)(13)	First lien senior secured loan	S+	5.00%		9/2031	1,764		1,748	1,760
Vermont Aus Pty Ltd(17)(20)	First lien senior secured AUD term loan	BBSY+	5.75%		3/2028	A$	1,291	877	842
								157,712	144,653	14.1%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(13)	First lien senior secured loan	S+	5.75%		8/2028	582		577	577
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(12)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	252		248	250
BCPE Osprey Buyer, Inc. (dba PartsSource)(5)(12)	First lien senior secured revolving loan	S+	5.75%		8/2026	26		26	25

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(12)	First lien senior secured loan	S+	5.00%		8/2031	8,883	8,836	8,883
GI Ranger Intermediate, LLC (dba Rectangle Health)(12)	First lien senior secured loan	S+	5.75%		10/2028	894	884	876
Indikami Bidco, LLC (dba IntegriChain)(12)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	2,783	2,732	2,755
Indikami Bidco, LLC (dba IntegriChain)(5)(12)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	43	40	43
Indikami Bidco, LLC (dba IntegriChain)(5)(12)	First lien senior secured revolving loan	S+	6.00%		6/2030	205	200	202
Inovalon Holdings, Inc.(13)	First lien senior secured loan	S+	3.00%	2.75%	11/2028	17,952	17,926	17,952
Inovalon Holdings, Inc.(13)	Second lien senior secured loan	S+		8.50%	11/2033	7,271	7,271	7,271
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(13)(20)	First lien senior secured loan	S+	6.50%		8/2026	40,985	40,862	40,164
Interoperability Bidco, Inc. (dba Lyniate)(5)(13)	First lien senior secured loan	S+	5.75%		3/2028	14,519	14,482	14,246
Modernizing Medicine, Inc. (dba ModMed)(13)	First lien senior secured loan	S+	2.50%	2.75%	4/2032	763	755	755
RL Datix Holdings (USA), Inc.(14)	First lien senior secured loan	S+	5.25%		4/2031	7,206	7,143	7,170
RL Datix Holdings (USA), Inc.(7)	First lien senior secured GBP term loan	SA+	5.25%		4/2031	£3,337	4,132	4,550
RL Datix Holdings (USA), Inc.(5)(14)	First lien senior secured revolving loan	S+	5.25%		10/2030	313	301	306
Salinger Bidco Inc. (dba Surgical Information Systems)(13)	First lien senior secured loan	S+	5.75%		8/2031	5,086	5,017	5,086
Salinger Bidco Inc. (dba Surgical Information Systems)(5)(13)	First lien senior secured revolving loan	S+	5.75%		5/2031	98	92	98
							111,524	111,209	10.8%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(5)(13)	First lien senior secured loan	S+	4.50%	2.50%	11/2026	36,206	36,164	33,310
Mario Midco Holdings, Inc. (dba Len the Plumber)(12)	Unsecured facility	S+		10.75%	4/2032	243	239	234
Mario Purchaser, LLC (dba Len the Plumber)(12)	First lien senior secured loan	S+	5.75%		4/2029	798	787	776
Mario Purchaser, LLC (dba Len the Plumber)(5)(12)	First lien senior secured revolving loan	S+	5.75%		4/2028	9	9	8
SimpliSafe Holding Corporation(12)	First lien senior secured loan	S+	6.25%		5/2028	900	892	900
							38,091	35,228	3.4%
Human resource support services
Cornerstone OnDemand, Inc.(12)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	16,510	15,333
IG Investments Holdings, LLC (dba Insight Global)(13)	First lien senior secured loan	S+	5.00%		9/2028	9,056	9,057	9,056
							25,567	24,389	2.4%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(5)(13)	First lien senior secured loan	S+	5.00%		1/2031	6,353	6,292	6,353
KENE Acquisition, Inc. (dba Entrust Solutions Group)(5)(13)	First lien senior secured loan	S+	5.25%		2/2031	2,302	2,255	2,295
LineStar Integrity Services LLC(14)	First lien senior secured loan	S+	7.25%		2/2026	11,512	11,277	11,685
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(13)	First lien senior secured loan	S+	5.75%		3/2029	139	138	139
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(5)(13)	First lien senior secured loan	S+	5.75%		3/2028	679	671	679
Vessco Midco Holdings, LLC(5)(12)	First lien senior secured loan	S+	4.75%		7/2031	3,520	3,486	3,503
							24,119	24,654	2.4%
Insurance
Brightway Holdings, LLC(13)	First lien senior secured loan	S+	5.75%		12/2027	5,109	5,077	5,109

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Brightway Holdings, LLC(5)(12)	First lien senior secured revolving loan	S+	5.75%		12/2027	253	250	253
Diamond Mezzanine 24 LLC (dba United Risk)(13)	First lien senior secured loan	S+	5.00%		10/2030	955	950	955
Evolution BuyerCo, Inc. (dba SIAA)(13)	First lien senior secured loan	S+	4.75%		4/2030	841	834	841
Evolution BuyerCo, Inc. (dba SIAA)(5)(12)	First lien senior secured delayed draw term loan	S+	4.75%		4/2030	19	17	19
Galway Borrower LLC(5)(13)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	313	311	313
Integrity Marketing Acquisition, LLC(13)	First lien senior secured loan	S+	5.00%		8/2028	4,406	4,386	4,406
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S+		10.60%	7/2030	1,958	1,946	1,958
Norvax, LLC (dba GoHealth)(12)	First lien senior secured revolving loan	S+	6.50%		9/2025	1,377	1,377	1,088
Simplicity Financial Marketing Group Holdings, Inc.(12)	First lien senior secured loan	S+	5.00%		12/2031	712	706	705
Simplicity Financial Marketing Group Holdings, Inc.(5)(14)	First lien senior secured delayed draw term loan	S+	5.00%		12/2031	42	41	41
THG Acquisition, LLC (dba Hilb)(5)(12)	First lien senior secured loan	S+	4.50%		10/2031	4,705	4,659	4,653
THG Acquisition, LLC (dba Hilb)(5)(12)	First lien senior secured revolving loan	S+	4.75%		10/2031	39	34	34
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(12)	First lien senior secured loan	S+	5.00%		12/2029	1,626	1,619	1,626
							22,207	22,001	2.1%
Internet software and services
Anaplan, Inc.(13)	First lien senior secured loan	S+	4.50%		6/2029	2,839	2,839	2,839
Aptean Acquiror, Inc. (dba Aptean)(13)	First lien senior secured loan	S+	4.75%		1/2031	4,597	4,559	4,597
Artifact Bidco, Inc. (dba Avetta)(13)	First lien senior secured loan	S+	4.25%		7/2031	1,550	1,543	1,550
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(12)	First lien senior secured loan	S+	6.00%		3/2031	2,137	2,110	2,137
Bayshore Intermediate #2, L.P. (dba Boomi)(12)	First lien senior secured loan	S+	2.88%	3.38%	10/2028	4,843	4,842	4,843
Bayshore Intermediate #2, L.P. (dba Boomi)(5)(13)	First lien senior secured revolving loan	S+	5.75%		10/2027	49	48	49
BCTO BSI Buyer, Inc. (dba Buildertrend)(13)	First lien senior secured loan	S+	6.50%		12/2026	11,359	11,325	11,359
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(5)(13)	First lien senior secured loan	S+	5.50%		8/2027	3,000	2,968	2,922
CivicPlus, LLC(13)	First lien senior secured loan	S+	5.50%		8/2030	3,267	3,251	3,259
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(14)	Unsecured notes	S+		11.75%	6/2034	365	361	365
Crewline Buyer, Inc. (dba New Relic)(12)	First lien senior secured loan	S+	6.75%		11/2030	4,702	4,643	4,655
Delinea Buyer, Inc. (f/k/a Centrify)(13)	First lien senior secured loan	S+	5.75%		3/2028	17,204	16,992	17,204
Delta TopCo, Inc. (dba Infoblox, Inc.)(13)(19)	Second lien senior secured loan	S+	5.25%		11/2030	27,000	26,877	27,043
EET Buyer, Inc. (dba e-Emphasys)(13)	First lien senior secured loan	S+	4.75%		11/2027	880	875	880
Einstein Parent, Inc. (dba Smartsheet)(13)	First lien senior secured loan	S+	6.50%		1/2031	906	897	897
Forescout Technologies, Inc.(13)	First lien senior secured loan	S+	5.00%		5/2031	7,802	7,768	7,802
Granicus, Inc.(13)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,946	3,913	3,946
Granicus, Inc.(13)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	584	580	582
Granicus, Inc.(5)(16)	First lien senior secured revolving loan	P+	4.25%		1/2031	77	72	77
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(12)(20)	First lien senior secured loan	S+	6.50%		4/2027	14,544	14,472	14,544
Hyland Software, Inc.(12)	First lien senior secured loan	S+	5.00%		9/2030	1,773	1,773	1,773

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Icefall Parent, Inc. (dba EngageSmart)(13)	First lien senior secured loan	S+	5.75%		1/2030	4,049	3,984	4,049
Litera Bidco LLC(5)(12)	First lien senior secured loan	S+	5.00%		5/2028	26,706	26,604	26,639
MINDBODY, Inc.(13)	First lien senior secured loan	S+	6.00%		9/2027	10,945	10,907	10,945
Ministry Brands Holdings, LLC(12)	First lien senior secured loan	S+	5.50%		12/2028	752	743	747
Ministry Brands Holdings, LLC(5)(16)	First lien senior secured revolving loan	P+	4.50%		12/2027	6	5	5
PDI TA Holdings, Inc.(5)(13)	First lien senior secured loan	S+	5.50%		2/2031	5,086	5,018	5,033
QAD, Inc.(12)	First lien senior secured loan	S+	4.75%		11/2027	4,386	4,386	4,386
Securonix, Inc.(13)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	864	859	775
Securonix, Inc.(5)(13)	First lien senior secured revolving loan	S+	7.00%		4/2029	3	3	(12)
Spaceship Purchaser, Inc. (dba Squarespace)(13)	First lien senior secured loan	S+	5.00%		10/2031	699	696	699
Thunder Purchaser, Inc. (dba Vector Solutions)(13)	First lien senior secured loan	S+	5.50%		6/2028	14,509	14,440	14,509
When I Work, Inc.(13)	First lien senior secured loan	S+	5.50%		11/2027	921	917	898
							181,270	181,996	17.7%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(14)(20)	First lien senior secured loan	S+	5.25%		7/2031	26,657	26,348	26,657
Eternal Buyer, LLC (dba Wedgewood Weddings)(13)	First lien senior secured loan	S+	4.75%		6/2032	4,018	3,998	3,998
Troon Golf, L.L.C.(5)(13)	First lien senior secured loan	S+	4.75%		8/2028	8,667	8,662	8,667
							39,008	39,322	3.8%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(12)	First lien senior secured loan	S+	6.00%		10/2028	17,656	17,402	17,524
FR Flow Control CB LLC (dba Trillium Flow Technologies)(13)(20)	First lien senior secured loan	S+	5.00%		12/2029	730	725	724
FR Flow Control CB LLC (dba Trillium Flow Technologies)(5)(12)(20)	First lien senior secured revolving loan	S+	5.00%		12/2029	13	13	12
JSG II, Inc.(12)	First lien senior secured loan	S+	4.50%		6/2026	3,356	3,350	3,348
Loparex Midco B.V.(13)	First lien senior secured loan	S+	6.00%		2/2027	198	198	198
Loparex Midco B.V.(13)	First lien senior secured loan	S+	4.50%		7/2027	1,031	947	989
Loparex Midco B.V.(13)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	27,304	25,900
Loparex Midco B.V.(13)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	5,250	5,040
MHE Intermediate Holdings, LLC (dba OnPoint Group)(5)(13)	First lien senior secured loan	S+	6.00%		7/2027	9,797	9,754	9,553
Sonny's Enterprises, LLC(5)(13)	First lien senior secured loan	S+	5.50%		8/2028	46,588	46,149	46,240
Sonny's Enterprises, LLC(5)(13)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	1,434	1,402	1,434
Sonny's Enterprises, LLC(5)(13)	First lien senior secured revolving loan	S+	5.50%		8/2027	1,432	1,406	1,411
							113,900	112,373	10.9%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(13)	First lien senior secured loan	S+	4.25%		3/2032	861	855	861
							855	861	0.1%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(13)	First lien senior secured loan	S+	5.00%		6/2031	3,128	3,100	3,089
Essential Services Holding Corporation (dba Turnpoint)(5)(13)	First lien senior secured revolving loan	S+	5.00%		6/2030	46	43	41
Gerson Lehrman Group, Inc.(13)	First lien senior secured loan	S+	5.00%		12/2027	10,366	10,304	10,366
Guidehouse Inc.(12)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	930	930	925

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
Paris US Holdco, Inc. (dba Precinmac)(5)(12)	First lien senior secured loan	S+	4.75%		12/2031	723	715	719
Relativity ODA LLC(12)	First lien senior secured loan	S+	4.50%		5/2029	19,162	19,097	19,162
Sensor Technology Topco, Inc. (dba Humanetics)(5)(13)	First lien senior secured loan	S+	7.00%		5/2028	11,974	11,944	11,974
Sensor Technology Topco, Inc. (dba Humanetics)(5)(10)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€2,047	2,221	2,406
Vensure Employer Services, Inc.(12)	First lien senior secured loan	S+	4.76%		9/2031	905	897	896
							49,251	49,578	4.8%
Specialty retail
Galls, LLC(5)(13)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	17,754	17,512	17,754
Galls, LLC(5)(13)	First lien senior secured revolving loan	S+	6.00%		3/2030	588	563	588
Milan Laser Holdings LLC(13)	First lien senior secured loan	S+	5.00%		4/2027	22,118	22,039	21,786
Notorious Topco, LLC (dba Beauty Industry Group)(13)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	26,510	26,334	18,689
Notorious Topco, LLC (dba Beauty Industry Group)(13)	First lien senior secured revolving loan	S+	6.75%		5/2027	2,113	2,102	1,489
The Shade Store, LLC(13)	First lien senior secured loan	S+	6.00%		10/2029	6,669	6,500	6,319
The Shade Store, LLC(13)	First lien senior secured loan	S+	7.00%		10/2029	192	192	186
The Shade Store, LLC(5)(13)	First lien senior secured revolving loan	S+	6.00%		10/2028	179	166	143
							75,408	66,954	6.5%
Telecommunications
EOS Finco S.A.R.L(8)(13)(19)(20)	First lien senior secured loan	S+		6.00%	10/2029	10,592	8,725	2,753
Park Place Technologies, LLC(5)(13)	First lien senior secured loan	S+	5.25%		3/2031	2,524	2,500	2,517
Park Place Technologies, LLC(5)(13)	First lien senior secured revolving loan	S+	5.25%		3/2030	81	79	80
PPT Holdings III, LLC (dba Park Place Technologies)(24)	First lien senior secured loan	N/A		12.75%	3/2034	881	864	881
							12,168	6,231	0.6%
Transportation
Lytx, Inc.(12)	First lien senior secured loan	S+	5.00%		2/2028	23,668	23,668	23,668
							23,668	23,668	2.3%
Total non-controlled/non-affiliated debt investments							$1,548,548	$1,508,223	146.6%
Total non-controlled/non-affiliated misc. debt commitments(5)(32)(Note 7)							$(516)	$(397)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$1,548,032	$1,507,826	146.6%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(5)(11)(20)(25)	LLC Interest	N/A			N/A	1,473	1,476	1,987
AAM Series 2.1 Aviation Feeder, LLC(5)(11)(20)(25)	LLC Interest	N/A			N/A	1,304	1,306	2,251
Amergin Asset Management, LLC(11)(25)	Class A Units	N/A			N/A	50,000,000	—	2,165
							2,782	6,403	0.6%
Automotive Services
CD&R Value Building Partners I, L.P. (dba Belron)(6)(11)(20)(25)	LP Interest	N/A			N/A	1,121	1,089	1,346
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(24)(25)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	42,379	42,505	43,118
							43,594	44,464	4.3%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(11)(25)	Class A-2 Common Units	N/A			N/A	431,889	368	61
Dodge Construction Network Holdings, L.P.(13)(25)	Series A Preferred Units	S+		8.25%	N/A	0	9	5

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
							377	66	—%
Business Services
Denali Holding, LP (dba Summit Companies)(11)(25)	Class A Units	N/A			N/A	41,874	425	884
Hercules Buyer, LLC (dba The Vincit Group)(11)(23)(25)	Common Units	N/A			N/A	350,000	352	427
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(14)(25)	Perpetual Preferred Stock	S+		11.00%	N/A	252	372	376
							1,149	1,687	0.2%
Consumer Products
ASP Conair Holdings LP(11)(25)	Class A Units	N/A			N/A	12,857	1,286	965
							1,286	965	0.1%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(24)(25)	Class A Preferred Units	N/A		14.00%	N/A	1,058	1,029	1,032
							1,029	1,032	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(11)(25)	Common stock	N/A			N/A	1,309,529	3,475	3,330
							3,475	3,330	0.3%
Food and beverage
Hissho Sushi Holdings, LLC(11)(25)	Class A Units	N/A			N/A	7,502	60	106
							60	106	—%
Healthcare equipment and services
KPCI Holdings, L.P.(11)(25)	Class A Units	N/A			N/A	5,665	6,014	16,203
Maia Aggregator, LP(11)(25)	Class A-2 Units	N/A			N/A	112,360	112	105
Patriot Holdings SCSp (dba Corza Health, Inc.)(20)(24)(25)	Class A Units	N/A		8.00%	N/A	1,515	2,115	2,094
Patriot Holdings SCSp (dba Corza Health, Inc.)(11)(20)(25)	Class B Units	N/A			N/A	20,867	28	48
Rhea Acquisition Holdings, LP(11)(25)	Series A-2 Units	N/A			N/A	119,048	119	144
							8,388	18,594	1.8%
Healthcare providers and services
Baypine Commander Co-Invest, LP(11)(20)(25)	LP Interest	N/A			N/A	352,409	352	352
KOBHG Holdings, L.P. (dba OB Hospitalist)(11)(25)	Class A Interests	N/A			N/A	1,291	1,291	1,255
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(11)(25)	Class A Interest	N/A			N/A	30	301	407
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(24)(25)	Series A Preferred Stock	N/A		15.00%	N/A	1,721	2,120	1,969
XOMA Corporation(11)(25)	Warrants	N/A			N/A	1,800	12	18
							4,076	4,001	0.4%
Healthcare technology
Minerva Holdco, Inc.(24)(25)	Senior A Preferred Stock	N/A		10.75%	N/A	1,000	1,424	1,423
ModMed Software Midco Holdings, Inc. (dba ModMed)(24)(25)	Series A Preferred Units	N/A		13.00%	N/A	169,738	165	165
							1,589	1,588	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(24)(25)	Series A Preferred Stock	N/A		10.50%	N/A	5,500	7,954	6,977
							7,954	6,977	0.7%
Insurance
Evolution Parent, LP (dba SIAA)(11)(25)	LP Interest	N/A			N/A	8,919	892	1,099
Fifth Season Investments LLC(25)	Class A Units	N/A			N/A	0	3,539	3,901
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(11)(25)	LP Interest	N/A			N/A	10,526	107	105

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
							4,538	5,105	0.5%
Internet software and services
BCTO WIW Holdings, Inc. (dba When I Work)(11)(25)	Class A Common Stock	N/A			N/A	3,000	300	162
Bird Holding B.V. (fka MessageBird Holding B.V.)(11)(20)(25)	Extended Series C Warrants	N/A			N/A	25,540	157	37
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(11)(25)	Common Units	N/A			N/A	$1,345	1,345	2,181
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(11)(20)(25)	LP Interest	N/A			N/A	31,348	31	39
Project Alpine Co-Invest Fund, LP(11)(20)(25)	LP Interest	N/A			N/A	$1,000	1,001	1,313
Thunder Topco L.P. (dba Vector Solutions)(11)(25)	Common Units	N/A			N/A	819,817	820	975
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(24)(25)	Series A Preferred Stock	N/A		11.00%	N/A	3,750	4,640	5,092
WMC Bidco, Inc. (dba West Monroe)(24)(25)	Senior Preferred Stock	N/A		11.25%	N/A	3,591	3,555	3,537
							11,849	13,336	1.3%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(11)(25)	LP Interest	N/A			N/A	8,524	936	1,321
Windows Entities(25)(26)	LLC Units	N/A			N/A	10,616	20,107	46,211
							21,043	47,532	4.6%
Pharmaceuticals
LSI Financing 1 DAC(20)(25)	Preferred equity	N/A			N/A	204	207	188
							207	188	—%
Total non-controlled/non-affiliated portfolio company equity investments							$113,396	$155,374	15.1%
Total non-controlled/non-affiliated portfolio company investments							$1,661,428	$1,663,200	161.7%

Non-controlled/affiliated portfolio company investments
Debt Investments
Advertising and media
Swipe Acquisition Corporation (dba PLI)(13)(28)	First lien senior secured loan	S+	8.00%		11/2027	8,972	8,969	8,972
Swipe Acquisition Corporation (dba PLI)(5)(13)(28)	First lien senior secured loan	S+	5.00%		11/2027	5,179	5,142	5,165
							14,111	14,137	1.4%
Household products
Walker Edison Furniture Company LLC(8)(13)(28)	First lien senior secured loan	S+		6.75%	3/2027	10,573	8,362	590
Walker Edison Furniture Company LLC(5)(8)(12)(28)	First lien senior secured delayed draw term loan	S+		6.75%	3/2027	1,017	995	1,017
							9,357	1,607	0.2%
Total non-controlled/affiliated portfolio company debt investments							$23,468	$15,744	1.5%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(11)(25)(28)	Class A Common Units	N/A			N/A	5,952	5,952	11,949
							5,952	11,949	1.2%
Household Products
Walker Edison Holdco LLC(11)(25)(28)	Common Units	N/A			N/A	49,159	4,750	—
							4,750	—	—%
Pharmaceuticals
LSI Financing LLC(5)(6)(20)(25)(28)	Common Equity	N/A			N/A	8,165	8,165	8,541

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(2)(4)(21)(22)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(3)(27)	Fair Value	% of Net Assets
							8,165	8,541	0.8%
Total non-controlled/affiliated portfolio company equity investments							$18,867	$20,490	2.0%
Total non-controlled/affiliated portfolio company investments							$42,335	$36,234	3.5%

Controlled/affiliated portfolio company investments
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(6)(20)(25)(29)(30)	LLC Interest	N/A			N/A	245	245	243
							245	243
Total controlled/affiliated equity investments							$245	$243	—%
Total controlled/affiliated portfolio company investments							$245	$243	—%
Total Investments							$1,704,008	$1,699,677	165.2%

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

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$9,732	$—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	251	154	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	379	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,176	2,402	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	182	112	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	302	616	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	67	82	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	1,044	682	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	610	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	1,762	(4)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	307	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	563	376	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	1,007	1,099	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	32	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	15	91	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	613	(5)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	804	(2)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	19	86	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,882	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	1,633	3,717	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	252	1,302	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2026	—	855	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	18	203	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	43	334	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	352	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	952	(17)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	102	881	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	1	58	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	2,487	(6)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	5,462	479	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	1,069	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	3,958	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	412	1,187	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	2,797	(35)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	1,302	(16)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	1,628	(8)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	186	—
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	191	176	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,993	(90)
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	2,037	2,575	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,625	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	492	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	33	21	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	152	74	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	21	137	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	43	102	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	42	148	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	186	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	108	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	354	4,105	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	1,434	2,868	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	42	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	100	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	2,100	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	117	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	33	1,011	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	623	625	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	91	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	405	633	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	2,720	(3)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	4,116	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	364	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	97	173	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	106	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	2,521	352	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	49	361	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	26	26	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	253	273	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	102	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	64	121	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	75	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	434	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	256	(1)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	1,175	(6)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	126	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(5)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	766	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	939	(5)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	125	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	—	48	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	1,201	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	1,190	(6)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	202	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	94	(1)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	53	(1)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	46	337	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	804	(4)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	1,108	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	78	314	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,121	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	22	67	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	108	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	13	107	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	936	—
Galls, LLC	First lien senior secured revolving loan	3/2030	588	1,551	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	61	134	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	730	1,878	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	526	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	74	(1)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	77	471	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	3,343	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	1,296	2,406	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	116	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	963	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	205	65	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	210	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	90	1,038	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	111	(1)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	295	(1)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	36	107	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	594	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	1,324	147	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	1,597	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	1,416	(4)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	9	46	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	1,071	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,837	(43)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	1,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	6	62	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	2,435	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	(1)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,700	17	—
National Dentex Labs LLC (fka Barracuda Dental LLC)*	First lien senior secured revolving loan	4/2026	7	—	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	159	(1)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	32	490	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	573	398	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	218	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	9/2025	1,377	—	—
Notorious Topco, LLC (dba Beauty Industry Group)*	First lien senior secured revolving loan	5/2027	2,113	—	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	2,931	—
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	309	(4)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	4	89	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	81	195	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	190	2,465	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	164	246	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	2,092	(115)
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	75	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	63	875	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	139	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	122	852	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	571	—
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	1,182	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	1,637	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	81	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	313	1,110	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	98	394	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	464	536	—
Securonix, Inc.	First lien senior secured revolving loan	4/2029	3	149	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	969	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	41	54	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	24	73	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	(1)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	42	57	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	108	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	1,432	1,392	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	83	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	557	284	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	21	49	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	14	98	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	7	100	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	2,353	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	151	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	179	510	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	39	483	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,174	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227	(1)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	368	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	346	(2)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	1,117	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	143	(4)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	846	(2)
Total non-controlled/non-affiliated - debt commitments			$41,599	$157,738	$(397)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	$1,473	$2,759	$—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,304	817	—
Total non-controlled/non-affiliated - equity commitments			$2,777	$3,576	$—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(32)
Non-controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	$493	$220	$—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	1,543	110	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—
Total non-controlled/affiliated - debt commitments			$4,283	$330	$—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	$8,165	$4,088	$—
Total non-controlled/affiliated - equity commitments			$8,165	$4,088	$—
Total Portfolio Company Commitments			$56,824	$165,732	$(397)

*Fully funded
(6)Investment measured at net asset value (“NAV”).
(7)The interest rate on this loan is subject to SONIA, which as of June 30, 2025 was 4.22%.
(8)Loan was on non-accrual status as of June 30, 2025
(9)The interest rate on this loan is subject to 1 month EURIBOR, which as of June 30, 2025 was 1.93%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2025 was 1.94%.
(11)Investment is non-income producing
(12)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.
(13)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
(14)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.
(15)The interest rate on these loans is subject to 12 month SOFR, which as of June 30, 2025 was 3.88%.
(16)The interest rate on these loans is subject to Prime, which as of June 30, 2025 was 7.50%.
(17)The interest rate on these loans is subject to 3 month BBSY, which as of June 30, 2025 was 3.60%.
(18)Level 1 investment.
(19)Level 2 investment.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2025, non-qualifying assets represented 10.5% of total assets as calculated in accordance with the regulatory requirements.
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
(25)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $161.6 million, or 15.7% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 1, 2022
Amergin Asset Management, LLC	Class A Units	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
BCTO WIW Holdings, Inc. (dba When I Work)	Class A Common Stock	November 2, 2021
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Class A Units	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
MessageBird Holding B.V.	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc	Senior A Preferred Stock	February 15, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
PCF Holdco, LLC (dba PCF Insurance Services)	Class A Units	November 1, 2021
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
(26)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of June 30, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(27)As of June 30, 2025, the net estimated unrealized loss for U.S. federal income tax purposes was $5.8 million based on a tax cost basis of $1.7 billion. As of June 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $65.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $60.1 million.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(28)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the period ended June 30, 2025 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2025	Other Income	Interest Income	Dividend Income
LSI Financing LLC	$9,554	$1,662	$(2,886)	$211	$—	$—	$8,541	$—	$—	$318
New PLI Holdings, LLC (dba PLI)	24,830	1,329	(551)	478	—	—	26,086	6	794	221
Walker Edison Furniture Company LLC	2,481	869	—	(1,743)	—	—	1,607	—	—	—
Total	$36,865	$3,860	$(3,437)	$(1,054)	$—	$—	$36,234	$6	$794	$539
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
(29)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended June 30, 2025 was as follows:

Company	Fair Value at December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2025	Other Income	Interest and PIK Income	Dividend Income
Blue Owl Credit SLF LLC	$191	$55	$—	$(3)	$—	$—	$243	$—	$—	$13
Total	$191	$55	$—	$(3)	$—	$—	$243	$—	$—	$13
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$20,821	$27,479	$41,315	$57,185
Net change in unrealized gain (loss)	(18,819)	(9,815)	(2,632)	(11,021)
Net realized gain (loss)	3,792	(2,155)	(18,691)	(2,790)
Net Increase (Decrease) in Net Assets Resulting from Operations	5,794	15,509	19,992	43,374
Distributions
Distributions declared from earnings(1)	(22,554)	(27,085)	(46,883)	(56,516)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(22,554)	(27,085)	(46,883)	(56,516)
Capital Share Transactions
Reinvestment of shareholders' distributions	10,803	13,318	22,556	26,805
Repurchased shares	(53,839)	(31,358)	(90,644)	(91,867)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(43,036)	(18,040)	(68,088)	(65,062)
Total Increase (Decrease) in Net Assets	(59,796)	(29,616)	(94,979)	(78,204)
Net Assets, at beginning of period	1,088,366	1,214,899	1,123,549	1,263,487
Net Assets, at end of period	$1,028,570	$1,185,283	$1,028,570	$1,185,283
______________
(1)For the three and six months ended June 30, 2025 and 2024, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,992	$43,374
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(94,550)	(415,369)
Proceeds from investments and investment repayments, net	328,002	422,080
Net change in unrealized (gain) loss on investments	4,833	13,055
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(2,286)	(2,071)
Net realized (gain) loss on investments	18,670	(23)
Net realized (gain) loss on foreign currency transactions relating to investments	55	3,046
Paid-in-kind interest and dividends	(12,589)	(16,210)
Net accretion/amortization of discount/premium on investments	(5,400)	(6,245)
Amortization of debt issuance costs	2,180	1,692
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	5,067	(1,545)
(Increase) decrease in prepaid expenses and other assets	1,495	(315)
Increase (decrease) in payable for investments purchased	202	1,538
Increase (decrease) in payable to affiliates	(1,885)	104
Increase (decrease) in accrued expenses and other liabilities	(2,064)	(5,593)
Net cash provided by (used in) operating activities	261,722	37,518
Cash Flows from Financing Activities
Borrowings on debt	65,003	100,708
Repayments of debt	(200,000)	(90,000)
Debt issuance costs	(189)	(3,934)
Distributions paid to shareholders	(26,867)	(31,258)
Repurchased shares	(91,964)	(91,681)
Net cash provided by (used in) financing activities	(254,017)	(116,165)
Net increase (decrease) in cash	7,705	(78,647)
Cash, including foreign cash, beginning of period	50,891	126,383
Cash, including foreign cash, end of period	$58,596	$47,736

Supplemental and Non-Cash Information
Interest paid during the period	$31,527	$40,349
Distributions declared during the period	$46,883	$56,516
Distribution payable	$15	$2,663
Reinvestment of distributions during the period	$22,556	$26,805
Taxes, including excise tax, paid during the period	$1,357	$1,045
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to private capital managers, and (3) Real Assets, which focuses on net real estate strategies, real estate credit, and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
The table below presents PIK interest and PIK dividend income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
PIK Interest Income	3,682	7,073	8,029	13,696
PIK Interest Income as a % of Investment Income	7.1%	11.0%	7.7%	10.5%
PIK Dividend Income	1,375	1,221	2,695	2,801
PIK Dividend Income as a % of Investment Income	2.7%	1.9%	2.6%	2.1%
Total PIK Income	5,057	8,294	10,724	16,497
Total PIK Income as a % of Investment Income	9.8%	13.0%	10.3%	12.6%

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
Note 3. Agreements and Related Party Transactions
As of June 30, 2025, the Company had payables to affiliates of $13.1 million, primarily comprised of $6.9 million of management fees and $4.4 million of accrued performance based incentive fees.
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
For the three and six months ended June 30, 2025, the Company incurred expenses of approximately $0.6 million and $1.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred expenses of approximately $0.7 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2025, the Company incurred management fees of approximately $6.9 million, net of $7 thousand in management fee waivers, and $14.2 million, net of $9 thousand in management fee waivers, respectively. For the three and six months ended June 30, 2024, the Company incurred management fees of approximately $7.7 million and $15.4 million, respectively.
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
For the three and six months ended June 30, 2025, the Company incurred net investment income based incentive fees of $4.4 million and $8.8 million, respectively. For the three and six months ended June 30, 2024, the Company incurred net investment income based incentive fees of $5.8 million and $12.1 million, respectively.
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
For the three and six months ended June 30, 2025 and 2024, the Company did not incur capital gains based incentive fees.
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
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, the Company’s investment at fair value in LSI Financing LLC was $8.5 million and the Company’s total commitment was $12.3 million. The Company does not consolidate its equity interest in LSI Financing LLC.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,350,939	$1,317,178	$1,537,612	$1,520,940
Second-lien senior secured debt investments	185,560	169,981	229,288	200,284
Unsecured debt investments	35,001	36,411	33,526	33,594
Preferred equity investments(2)	63,980	63,882	60,414	59,624
Common equity investments(3)	68,283	111,982	77,166	120,759
Joint ventures(4)	245	243	190	191
Total Investments	$1,704,008	$1,699,677	$1,938,196	$1,935,392
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2025		December 31, 2024
Advertising and media	2.7%		2.5%
Aerospace and defense	1.1		2.9
Asset Based Lending and Fund Finance(1)	1.6		1.2
Automotive Services	2.6		2.2
Buildings and real estate	4.1		3.5
Business services	3.6		3.1
Chemicals	4.7		4.2
Consumer products	3.2		5.0
Containers and packaging	2.2		1.8
Distribution	3.6		3.0
Education	0.7		0.6
Energy equipment and services	0.6		0.5
Financial services	3.0		3.3
Food and beverage	8.0		8.4
Healthcare equipment and services	3.5		2.9
Healthcare providers and services	8.7		7.2
Healthcare technology	6.6		8.0
Household products	2.2		1.9
Human resource support services	1.8		1.5
Infrastructure and environmental services	1.5		1.2
Insurance(3)	1.6		6.5
Internet software and services	11.5		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.3		2.2
Manufacturing	9.4		8.1
Pharmaceuticals(2)	0.6		0.5
Professional services	2.9		2.5
Specialty retail	3.9		3.5
Telecommunications	0.4		0.5
Transportation	1.4		1.2
Total	100.0%		100.0%
______________
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season.
(4)Includes equity investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	22.3%	21.7%
Northeast	15.4	15.5
South	34.9	30.0
West	21.7	25.4
International	5.7	7.4
Total	100.0%	100.0%

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
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was $244 thousand with zero unfunded commitment.
As of June 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$404,139	79.1%
Blue Owl Capital Corporation II	244	0.1%
Blue Owl Credit Income Corp.	46,332	5.2%
Blue Owl Technology Finance Corp.	18,690	2.1%
Blue Owl Technology Income Corp.	8,691	1.0%
State Teachers Retirement System of Ohio	68,299	12.5%
Total	$546,395	100.0%

(1) Economic Ownership Interest based on funded capital to date.

The table below sets forth Credit SLF's consolidated financial data as of and for the following periods:

	As of
($ in thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$118,041	$17,354
Investments at fair value	$1,790,366	$1,164,473
Total Assets	$1,939,737	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,285,621	$750,610
Total Liabilities	$1,446,788	$847,556
Total Credit SLF Members' Equity	$492,949	$348,811

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Consolidated Statement of Operations Data
Investment income	$31,420	$55,117
Net operating expenses	18,482	32,139
Net investment income (loss)	$12,938	$22,978
Total net realized and unrealized gain (loss)	9,319	(6,785)
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$22,257	$16,193

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company's proportional share of Credit SLF's generated distributions for the following period:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2025	2025
Dividend Income	$8	$13

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 242% and 231% as of June 30, 2025 and December 31, 2024, respectively.
Debt obligations consisted of the below as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$36,678	$213,322	(2,698)	$33,980
SPV Asset Facility I	375,000	75,000	146,587	(2,568)	72,432
CLO XIII	260,000	260,000	—	(1,972)	258,028
2026 Notes	350,000	350,000	—	(3,320)	346,680
Total Debt	$1,235,000	$721,678	$359,909	$(10,558)	$711,120
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
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025		2024	2025		2024
Interest expense	$15,897		$18,974	$32,628		$37,534
Amortization of debt issuance costs	1,070		890	2,180		1,692
Total Interest Expense	$16,967		$19,864	$34,808		$39,226
Average interest rate	8.1%	(1)	7.7%	7.9%	(1)	7.8%
Average daily borrowings	$785,925		$880,940	$824,148		$876,640
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$58,596	$—	$—	$58,596
Investments:
First-lien senior secured debt investments(1)	$—	$7,712	$1,309,466	$1,317,178
Second-lien senior secured debt investments	—	37,117	132,864	169,981
Unsecured debt investments	—	—	36,411	36,411
Preferred equity investments(3)	—	—	63,882	63,882
Common equity investments(2)	—	—	102,095	102,095
Subtotal	$—	$44,829	$1,644,718	$1,689,547
Investments measured at Net Asset Value ("NAV")(4)	—	—	—	10,130
Total Investments	$—	$44,829	$1,644,718	$1,699,677
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,487,123	$160,441	$35,134	$61,499	$110,990	$1,855,187
Purchases of investments, net	69,784	6,567	—	165	1,149	77,665
Payment-in-kind	1,654	1,623	854	1,550	41	5,722
Proceeds from investments, net	(241,346)	(32,702)	(468)	(30)	(10,499)	(285,045)
Net change in unrealized gain (loss) on investments	(10,945)	(3,532)	865	659	(3,643)	(16,596)
Net realized gain (loss) on investments	1	—	14	—	4,057	4,072
Net accretion/amortization of discount/premium on investments	3,195	467	12	39	—	3,713
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,309,466	$132,864	$36,411	$63,882	$102,095	$1,644,718
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Six Months Ended June 30, 2025
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,500,875	$139,322	$33,594	$59,624	$109,848	$1,843,263
Purchases of investments, net	89,143	—	—	1,133	1,440	91,716
Payment-in-kind	4,893	2,822	2,206	2,586	81	12,588
Proceeds from investments, net	(271,008)	(27,098)	(696)	(238)	(10,573)	(309,613)
Net change in unrealized gain (loss) on investments	(13,136)	15,367	1,342	694	(1,133)	3,134
Net realized gain (loss) on investments	(63)	(20,066)	(56)	2	2,432	(17,751)
Net accretion/amortization of discount/premium on investments	4,421	588	21	81	—	5,111
Transfers between investment types	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	16,270
Fair value, end of period	$1,309,466	$132,864	$36,411	$63,882	$102,095	$1,644,718
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2025, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2024, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
First-lien senior secured debt investments	$(9,617)	$(5,763)	$(14,380)	$(5,415)
Second-lien senior secured debt investments	(3,187)	(5,398)	(4,893)	(5,646)
Unsecured debt investments	866	1,811	1,342	1,790
Preferred equity investments	660	(419)	694	(424)
Common equity investments	582	674	2,001	926
Total Investments	$(10,696)	$(9,095)	$(15,236)	$(8,769)
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

	As of June 30, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,252,014	Yield Analysis	Market Yield	6.8% - 22.4% (10.2%)	Decrease
	22,311	Recent Transaction	Transaction Price	99.0% - 99.8% (99.6%)	Increase
	35,141	Collateral Analysis	Recovery Rate	—% - 100.0% (62.7%)	Increase
Second-lien senior secured debt investments	$132,864	Yield Analysis	Market Yield	10.7% - 25.4% (16.3%)	Decrease
Unsecured debt investments	$35,395	Yield Analysis	Market Yield	8.4% - 17.8% (12.9%)	Decrease
	1,016	Market Approach	EBITDA Multiple	12.0x	Increase
Preferred equity investments	$63,717	Yield Analysis	Market Yield	—% - 19.9% (16.9%)	Decrease
	165	Recent Transaction	Transaction Price	97.5%	Increase
Common equity investments	$85,594	Market Approach	EBITDA Multiple	3.0x - 18.5x (8.2x)	Increase
	3,696	Market Approach	Revenue Multiple	5.5x - 13.5x (12.5x)	Increase
	4,238	Market Approach	N/A	N/A	N/A
	352	Recent Transaction	Transaction Price	100.0%	Increase
	3,901	Market Approach	AUM Multiple	1.1x	Increase
	2,094	Yield Analysis	Market Yield	8.8%	Decrease
	2,165	Discounted Cash Flow Analysis	Discounted Factor	17.5%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	18	Option Pricing Model	Volatility	70.0%	Increase

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	As of December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,468,428	Yield Analysis	Market Yield	7.6% - 35.2% (11.3%)	Decrease
	31,419	Recent Transaction	Transaction Price	98.2% - 99.7% (99.1%)	Increase
	1,026	Collateral Analysis	Recovery Rate	10.1% - 20.5% (13.3%)	Increase
Second-lien senior secured debt investments	$138,594	Yield Analysis	Market Yield	11.4% - 19.8% (16.2%)	Decrease
	728	Collateral Analysis	Recovery Rate	4.0%	Increase
Unsecured debt investments	$32,579	Yield Analysis	Market Yield	8.6% - 18.1% (13.5%)	Decrease
	1,016	Market Approach	EBITDA Multiple	11.8x	Increase
Preferred equity investments	$59,624	Yield Analysis	Market Yield	12.3% - 37.1% (17.8%)	Decrease
Common equity investments	$96,252	Market Approach	EBITDA Multiple	3.3x - 20.0x (8.8x)	Increase
	3,536	Market Approach	Revenue Multiple	5.3x - 14.5x (12.9x)	Increase
	3,448	Market Approach	N/A	N/A	N/A
	2,977	Market Approach	AUM Multiple	1.1x	Increase
	2,023	Yield Analysis	Market Yield	8.5%	Decrease
	1,555	Discounted Cash Flow Analysis	Discounted Factor	12.5%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	21	Option Pricing Model	Volatility	70.0%	Increase
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2025			December 31, 2024
($ in thousands)	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$33,980	$(2,698)	$33,980	$47,369	$(3,074)	$47,369
SPV Asset Facility I	72,432	(2,568)	72,432	192,064	(2,936)	192,064
CLO XIII	258,028	(1,972)	258,028	257,905	(2,095)	257,905
2026 Notes	346,680	(3,320)	364,000	345,556	(4,444)	367,500
Total Debt	$711,120	$(10,558)	$728,440	$842,894	$(12,549)	$864,838
______________
(1)The carrying values are presented net of debt issuance costs.

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	364,000	367,500
Level 3	364,440	497,338
Total Debt	$728,440	$864,838
Financial Instruments Not Carried at Fair Value
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of
	June 30, 2025	December 31, 2024
Total net unfunded revolving loan commitments	$88,330	$99,069
Total net unfunded delayed draw loan commitments	$69,738	$77,698
Total net unfunded revolving and delayed draw loan commitments	$158,068	$176,767

Total unfunded equity commitments	$7,664	$4,996

Total unfunded commitments	$165,732	$181,763
As of June 30, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	June 30, 2025		June 30, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,252,394	$10,803	1,480,932	$13,318
Repurchased Shares	(6,252,963)	(53,839)	(3,484,167)	(31,358)
Total shares/gross proceeds	(5,000,569)	$(43,036)	(2,003,235)	$(18,040)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

	For the Six Months Ended
	June 30, 2025		June 30, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	2,591,543	$22,556	2,977,379	$26,805
Repurchased Shares	(10,459,221)	(90,644)	(10,199,920)	(91,867)
Total shares/net repurchases	(7,867,678)	$(68,088)	(7,222,541)	$(65,062)
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

During the years ended December 31, 2023, 2024 and six months ended June 30, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears. The tables below present cash distributions per share for shareholders of record

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

during the three months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.01	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.06	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.06	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.06	7,542
			Total	$0.37	$46,883

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
			Total	$0.41	$56,516
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

	Six Months Ended June 30, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33	$41,315	88.1%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.04	5,568	11.9
Total	$0.37	$46,883	100.0%

	Six Months Ended June 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.41	$57,185	101.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains(1)	0.00	(669)	(1.2)
Total	$0.41	$56,516	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 25, 2025	$53,838	$8.61	6,252,963
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations	$5,794	$15,509	$19,992	$43,374
Weighted average shares of common stock outstanding—basic and diluted	124,932,039	135,503,433	126,445,224	138,045,112
Earnings per common share-basic and diluted	$0.05	$0.11	$0.15	$0.31
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
For the three and six months ended June 30, 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.3 million and $0.9 million, respectively, including U.S. federal excise tax expense/(benefit) of $(64) thousand and $(127) thousand, for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.6 million and $1.4 million, respectively, including U.S. federal excise tax expense/(benefit) of $44 thousand and $71 thousand, for the three and six months ended June 30, 2024, respectively .
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2025, the Company recorded a net tax expense/(benefit) of approximately $0.4 million and

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

$1.0 million, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2024, the Company recorded a net tax expense/(benefit) of approximately $0.5 million and $1.3 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.6 million and $10.3 million as of June 30, 2025 and December 31, 2024 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value, at beginning of period	$8.80	$9.00
Results of operations:
Net investment income(1)	0.32	0.41
Net realized and unrealized gain (loss)(4)	(0.17)	(0.10)
Net increase (decrease) in net assets resulting from operations	0.15	0.31
Shareholder distributions:
Distributions from net investment income(2)	(0.33)	(0.41)
Distributions from net realized gains(2)	—	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.04)	—	(8)
Net increase (decrease) in net assets from shareholders' distributions	(0.37)	(0.41)
Net asset value, at end of period	$8.58	$8.90

Total Return(5)(6)	1.7%	3.5%

Ratios
Ratio of net expenses to average net assets(3)(7)(9)	11.7%	12.0%
Ratio of net investment income to average net assets(7)	7.6%	9.4%
Portfolio turnover rate	7.2%	23.8%

Supplemental Data
Weighted-average shares outstanding	126,445,224	138,045,112
Shares outstanding, end of period	119,859,648	133,119,101
Net assets, end of period	$1,028,570	$1,185,283
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
(8)The per share amounts round to less than $0.01 per share for the six months ended June 30, 2024
(9)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended June 30, 2025 was 11.7%.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except the following:
Dividends
On August 5, 2025, our Board declared regular monthly distributions for August 2025 through October 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
SPV Asset Facility I Amendment and Restatement
On July 24, 2025, ORCC II Financing and the other parties to the SPV Asset Facility I entered into the Fourth Amended and Restated Credit Agreement, in order to, among other things, (i) remove OR Lending II LLC as co-borrower under the SPV Asset Facility I, (ii) replace Cortland Capital Market Services LLC as collateral custodian with State Street Bank and Trust Company, (iii) amend certain definitions, (iv) extend the Reinvestment Period through November 30, 2028 and the Scheduled Maturity Date through November 30, 2030 and (v) reduce the spread from 2.375% to 2.05%.

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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of June 30, 2025, the Adviser and its affiliates had $145.47 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2025, our Adviser and its affiliates have originated $164.01 billion aggregate principal amount of investments, of which $160.03 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2025, our average debt investment size in each of our portfolio companies was approximately $9.2 million based on fair value. As of June 30, 2025, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 96.4% of our total debt portfolio based on fair value, had weighted average annual revenue of $937 million, weighted average annual EBITDA of $191 million, an average interest coverage of 1.79 and an average net loan-to value of 43.5%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2025, 98.2% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Limited Availability of Capital for Middle-Market Companies. The middle-market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle-market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
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
Portfolio and Investment Activity
As of June 30, 2025, based on fair value, our portfolio consisted of 77.5% first lien senior secured debt investments (of which 48.2% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 10.0% second-lien senior secured debt investments, 2.1% unsecured investments, 3.8% preferred equity investments, 6.6% common equity investments and 0.0% joint venture investments.
As of June 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 10.5% and 10.5%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.0% and 11.0%, respectively.
As of June 30, 2025, we had investments in 184 portfolio companies with an aggregate fair value of $1.7 billion. Our current target leverage ratio is 0.75x. As of June 30, 2025, we had net leverage of 0.64x debt-to-equity.
The current lending environment is challenging as the potential impact from recent trade and economic policies, including those related to tariffs, impacted investor expectations regarding economic growth, which resulted in increased uncertainty. Merger and acquisition activity remains below historical averages and refinancing activity has slowed. However, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. In addition, deal activity remains subdued and a large portion of our originations across the platform this quarter were deployed into existing borrowers.

Currently, the economic outlook is uncertain and stocks and public fixed income markets have been volatile; however, credit quality of our portfolio has been consistent. We continue to focus on investing in upper middle-market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible mission critical solutions and products such as healthcare, business services, financial services or software. These companies have a reduced reliance on manufactured goods or commodities which minimizes direct tariff impacts.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of $191.4 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is approximately $1.00 billion (up from approximately $600.0 million in 2021).
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

We intend to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We formed Blue Owl Leasing LLC, a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Joint Ventures.”

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended June 30,
($ in thousands)	2025	2024
New investment commitments
Gross originations	$77,919	$441,770
Less: Sell downs	—	—
Total new investment commitments	$77,919	$441,770
Principal amount of new investments funded:
First-lien senior secured debt investments	$50,761	$273,299
Second-lien senior secured debt investments	6,570	27,000
Unsecured debt investments	—	16,943
Preferred equity investments	170	—
Common equity investments	2,649	378
Joint venture investments	—	—
Total principal amount of new investments funded	$60,150	$317,620

Drawdowns (Repayments) on revolvers and delayed draw term loans, net	$3,702

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(225,636)	$(106,730)
Second-lien senior secured debt investments	(32,702)	(63,759)
Unsecured debt investments	(468)	(21,103)
Preferred equity investments	—	(5,418)
Common equity investments	(11,406)	—
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(270,212)	$(197,010)
Number of new investment commitments in new portfolio companies(1)	6	19
Average new investment commitment amount in new portfolio companies	$11,129	$19,185
Weighted average term for new investment commitments (in years)	5.6	5.5
Percentage of new debt investment commitments at floating rates	99.4%	96.1%
Percentage of new debt investment commitments at fixed rates	0.6%	3.9%
Weighted average interest rate of new investment commitments(2)	9.8%	10.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.5%	5.5%
______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.29% and 5.32% as of June 30, 2025 and 2024, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(5)	$1,350,939	$1,317,178	$1,537,612	$1,520,940
Second-lien senior secured debt investments	185,560	169,981	229,288	200,284
Unsecured debt investments	35,001	36,411	33,526	33,594
Preferred equity investments(2)	63,980	63,882	60,414	59,624
Common equity investments(3)	68,283	111,982	77,166	120,759
Joint ventures(4)	245	243	190	191
Total Investments	$1,704,008	$1,699,677	$1,938,196	$1,935,392
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
(4)Includes equity investment in Blue Owl Credit SLF.
(5)48% and 49% of which we consider unitranche loans as of June 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	June 30, 2025		December 31, 2024
Advertising and media	2.7%		2.5%
Aerospace and defense	1.1		2.9
Asset Based Lending and Fund Finance(1)	1.6		1.2
Automotive Services	2.6		2.2
Buildings and real estate	4.1		3.5
Business services	3.6		3.1
Chemicals	4.7		4.2
Consumer products	3.2		5.0
Containers and packaging	2.2		1.8
Distribution	3.6		3.0
Education	0.7		0.6
Energy equipment and services	0.6		0.5
Financial services	3.0		3.3
Food and beverage	8.0		8.4
Healthcare equipment and services	3.5		2.9
Healthcare providers and services	8.7		7.2
Healthcare technology	6.6		8.0
Household products	2.2		1.9
Human resource support services	1.8		1.5
Infrastructure and environmental services	1.5		1.2
Insurance(3)	1.6		6.5
Internet software and services	11.5		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.3		2.2
Manufacturing	9.4		8.1
Pharmaceuticals(2)	0.6		0.5
Professional services	2.9		2.5
Specialty retail	3.9		3.5
Telecommunications	0.4		0.5
Transportation	1.4		1.2
Total	100.0%		100.0%
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
(3)Includes investments in Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Includes equity investment in Blue Owl Credit SLF.
(5)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2025	December 31, 2024
United States:
Midwest	22.3%	21.7%
Northeast	15.4	15.5
South	34.9	30.0
West	21.7	25.4
International	5.7	7.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2025	December 31, 2024
Weighted average total yield of portfolio(1)	10.5%	10.9%
Weighted average total yield of accruing debt and income producing securities(1)	11.0%	11.3%
Weighted average interest rate of accruing debt securities	10.3%	10.6%
Weighted average spread over base rate of all accruing floating rate investments	5.9%	6.0%
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
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$178,357	10.5%	$149,636	7.7%
2	1,307,172	76.9	1,536,225	79.3
3	197,521	11.6	227,474	11.8
4	—	—	18,813	1.0
5	16,627	1.0	3,244	0.2
Total	$1,699,677	100.0%	$1,935,392	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,528,463	97.3%	$1,770,799	98.4%
Non-accrual	43,037	2.7	29,627	1.6
Total	$1,571,500	100.0%	$1,800,426	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of June 30, 2025, the fair market value of our investment in Amergin Asset Management LLC was $2.2 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2025, the fair market value of our investment in Amergin AssetCo was $10.5 million, of which $4.2 million is equity and $6.3 million is debt, and we had an unfunded equity commitment of $3.6 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of June 30, 2025, the fair value of our equity investment in Fifth Season was $3.9 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2025, the fair value of our investment in LSI Financing DAC was $0.2 million.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25th, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of June 30, 2025, our investment at fair value in LSI Financing LLC was $8.5 million and our total commitment was $12.3 million. We do not consolidate our equity interest in LSI Financing LLC.
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
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.

Blue Owl Leasing LLC

On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., two Blue Owl-managed alternative credit funds (Blue Owl Alternative Credit Fund, Blue Owl Asset Leasing Fund), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of June 30, 2025, Blue Owl Leasing had not made any investments.

Results of Operations
The table below represents the operating results for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$51,804	$64,035	$104,533	$130,428
Less: Net Operating Expenses	30,656	36,004	62,361	71,829
Net Investment Income (Loss) Before Taxes	21,148	28,031	42,172	58,599
Less: Income tax expense (benefit), including excise tax expense (benefit)	327	552	857	1,414
Net Investment Income (Loss) After Taxes	20,821	27,479	41,315	57,185
Net change in unrealized gain (loss)	(18,819)	(9,815)	(2,632)	(11,021)
Net realized gain (loss)	3,792	(2,155)	(18,691)	(2,790)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,794	$15,509	$19,992	$43,374
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the period ended June 30, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments, credit spreads widening across the broader markets, and distributions in excess of earnings.
Investment Income
The table below presents the investment income for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest income from investments	$43,778	$52,226	$87,157	$105,918
Payment-in-kind interest income	3,682	7,073	8,029	13,696
Dividend income	3,772	3,600	8,220	8,740
Other income	572	1,136	1,127	2,074
Total investment income	$51,804	$64,035	$104,533	$130,428
For the Three Months Ended June 30, 2025 and 2024
Investment income decreased to $51.8 million for the three months ended June 30, 2025 from $64.0 million for the same period in prior year primarily due to a decrease in interest income and payment-in-kind (“PIK”) interest income, driven by a decline in the weighted average yield of our portfolio from 11.8% to 10.5% and a decrease in our debt portfolio at par from $2.0 billion to $1.6 billion period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $2.1 million to $3.4 million period over period primarily due to a increase in repayment activity. For the three months ended June 30, 2025 and 2024, as a percentage of total income, PIK income decreased to 9.8% from 13.0% as a result of repayment activity and several investments converting to cash pay. Dividend income increased to $3.8 million from $3.6 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, non-affiliated equity investments. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
For the Six Months Ended June 30, 2025 and 2024
Investment income decreased to $104.5 million for the six months ended June 30, 2025 from $130.4 million for the same period in prior year primarily due to a decrease in interest income and PIK interest income, as a result of a decline in weighted average yield from 11.8% to 10.5% while our debt portfolio at par decreased from $2.0 billion to $1.6 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $3.7 million to $4.2 million period over period due to an increase in repayment activity. For the six months ended June 30, 2025 and 2024, as a percentage of total income, PIK income decreased to 10.3% from 12.6% as a result of repayment activity and several investments converting to cash pay. Dividend income decreased to $8.2 million from $8.7 million in the prior period, primarily due to an decrease in dividends earned from our non-controlled, non-affiliated equity investments. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$16,967	$19,864	$34,808	$39,226
Management fee, net	6,858	7,709	14,171	15,407
Performance based incentive fees	4,416	5,828	8,763	12,127
Professional fees	1,156	1,279	2,218	2,502
Directors’ fees	198	196	395	391
Other general and administrative	1,061	1,128	2,006	2,176
Total operating expenses	$30,656	$36,004	$62,361	$71,829
For the Three Months Ended June 30, 2025 and 2024
Net operating expenses decreased to $30.7 million for the three months ended June 30, 2025 from $36.0 million for the same period ended June 30, 2024 primarily due to decreases in interest expense, managment fees and incentive fees. The decrease in interest expense of $2.9 million was driven by a decrease in our daily weighted average borrowings from $880.9 million to $785.9 million, partially offset by an increase in our weighted average interest rate from 7.7% to 8.1% (including the impact of fees on undrawn portions of our credit facilities) period over period. The decrease in management fees of $0.8 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.
For the Six Months Ended June 30, 2025 and 2024
Net operating expenses decreased to $62.4 million for the six months ended June 30, 2025 from $71.8 million for the same period ended June 30, 2024 primarily due to decreases in interest expense, management fees and incentive fees. The decrease in interest expense of $4.4 million was driven by a decrease in our daily weighted average borrowings from $876.6 million to $824.1 million, partially offset by an increase in our weighted average interest rate from 7.8% to 7.9% (including the impact of fees on undrawn portions of our credit facilities) period over period . The decrease in management fees of $1.2 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(20,437)	$(11,867)	$(4,833)	$(13,055)
Income tax (provision) benefit	80	—	(85)	1
Translation of assets and liabilities in foreign currencies	1,538	2,052	2,286	2,033
Net change in unrealized gain (loss)	$(18,819)	$(9,815)	$(2,632)	$(11,021)

For the Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments and a reversal of prior period unrealized gains that were realized during the period in connection with the exits of certain investments as further detailed below.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2025 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
Cornerstone OnDemand, Inc.	$1,801
Valence Surface Technologies LLC	768
LineStar Integrity Services LLC	575
Remaining Portfolio Companies	81
Peraton Corp.	(723)
Inovalon Holdings, Inc.	(844)
EOS Finco S.A.R.L	(1,491)
Notorious Topco, LLC (dba Beauty Industry Group)	(3,625)
Conair Holdings LLC	(4,676)
PCF Holdco, LLC (dba PCF Insurance Services)	(5,989)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(6,314)
Net unrealized gain (loss) on investments	$(20,437)
For the three months ended June 30, 2024, net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in certain equity investments as further detailed.

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
______________
(1)Portfolio company is a non-controlled, affiliated investment.
For the Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2025 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
H-Food Holdings, LLC	$17,223
CIBT Global, Inc.	4,774
Valence Surface Technologies LLC	2,331
Cornerstone OnDemand, Inc.	1,643
Remaining Portfolio Companies	(908)
Walker Edison Furniture Company LLC(1)	(1,743)
EOS Finco S.A.R.L	(3,534)
Notorious Topco, LLC (dba Beauty Industry Group)	(5,360)
PCF Holdco, LLC (dba PCF Insurance Services)	(5,619)
Conair Holdings LLC	(5,781)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(7,859)
Net unrealized gain (loss) on investments	$(4,833)
________________
(1)Portfolio company is a non-controlled, affiliated investment.
For the Six Months Ended June 30, 2024
For the six months ended June 30, 2024, the net unrealized loss was primarily driven by market conditions and markdowns on certain debt investment offset by markups on certain debt and equity investments as detailed below.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the below:

Portfolio Company ($ in thousands)	Net Change in Unrealized Gain (Loss)
The Better Being Co., LLC (fka Nutraceutical International Corporation)	$1,895
KPCI Holdings, L.P.	1,865
Valence Surface Technologies LLC	1,793
Conair Holdings, LLC	1,371
WU Holdco, Inc. (dba Weiman Products, LLC)	1,022
Remaining Portfolio Companies	1,438
Cornerstone OnDemand, Inc	(750)
EOS U.S. Finco LLC	(1,043)
Walker Edison Furniture Company(1)	(2,182)
H-Food Holdings, LLC	(7,542)
Pluralsight, LLC	(10,922)
Net unrealized gain (loss) on investments	$(13,055)
________________
(1)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss) on investments	$3,755	$23	$(18,670)	$23
Net realized gain (loss) on foreign currency transactions	37	(2,178)	(21)	(2,813)
Net realized gain (loss)	$3,792	$(2,155)	$(18,691)	$(2,790)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through June 30, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.6% (based on total capital invested of $3.2 billion and total proceeds from these exited investments of $3.9 billion).
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
As of June 30, 2025 and December 31, 2024, our asset coverage ratios were 242% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2025, taken together with our available debt of $359.9 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.
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
As of June 30, 2025, we had $58.6 million in cash. During the six months ended June 30, 2025, cash provided by operating activities was $261.7 million, primarily as a result of repayments and selldowns of portfolio investments of $328.0 million and other operating activities of $28.3 million, partially offset by funding portfolio investments of $94.6 million. Lastly, we used $254.0 million of cash for financing activities during the period, as a result of distributions paid of $26.9 million, repurchased shares $92.0 million, deferred financing costs paid of $0.1 million, and net repayments on our credit facilities of $135.0 million.
As of June 30, 2024, we had $47.7 million in cash. During the six months ended June 30, 2024, cash provided by operating activities was $37.5 million, primarily as a result of selldowns and repayments of portfolio investments of $422.1 million and other operating activities of $30.8 million, partially offset by funding portfolio investments of $415.4 million. Lastly, we used $116.2 million of cash for financing activities during the period, which was the result of debt issuance costs of $1.0 million, net repayments on our credit facilities of $90.0 million, distributions paid of $31.3 million and repurchased shares of $91.7 million.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	June 30, 2025		June 30, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,252,394	$10,803	1,480,932	$13,318
Repurchased Shares	(6,252,963)	(53,839)	(3,484,167)	(31,358)
Total shares/net proceeds	(5,000,569)	$(43,036)	(2,003,235)	$(18,040)

The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Six Months Ended
	June 30, 2025		June 30, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	2,591,543	$22,556	2,977,379	$26,805
Repurchased Shares	(10,459,221)	(90,644)	(10,199,920)	(91,867)
Total shares/net repurchases	(7,867,678)	$(68,088)	(7,222,541)	$(65,062)

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
During the years ended December 31, 2023, 2024 and the six months ended June 30, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following periods:

	For the Six Months Ended June 30, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.01	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.06	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.06	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.06	7,542
			Total	$0.37	$46,883
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
The following table presents cash distributions per share that were declared for the following periods:

	For the Six Months Ended June 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
			Total	$0.41	$56,516
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

	Three and Six Months Ended June 30, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.33	$41,315	88.1%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains	0.04	5,568	11.9
Total	$0.37	$46,883	100.0%

	Three and Six Months Ended June 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.41	$57,185	101.2%
Net realized gain on investments	—	—	—
Distributions in excess of (undistributed) net investment income and realized gains(1)	0.00	(669)	(1.2)
Total	$0.41	$56,516	100.0%
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	March 27, 2023	$23,098,513	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020,345	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,143,907	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,396,554	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,508,935	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,357,506	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505,293	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391,392	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805,392	$8.75	4,206,258
May 16, 2025	June 25, 2025	$53,838,000	$8.61	6,252,963
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to June 30, 2025 was 78.8% (without upfront sales load) and 69.9% (with maximum upfront sales load). The following table presents cumulative total returns for the six months ended June 30, 2025, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	1.7%	5.2%	9.2%	9.5%	9.6%	78.8%	69.9%
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
Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	June 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$36,678	$213,322	$(2,698)	$33,980
SPV Asset Facility I	375,000	75,000	146,587	(2,568)	72,432
CLO XIII	260,000	260,000	—	(1,972)	258,028
2026 Notes	350,000	350,000	—	(3,320)	346,680
Total Debt	$1,235,000	$721,678	$359,909	$(10,558)	$711,120
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
______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025		2024	2025		2024
Interest expense	$15,897		$18,974	$32,628		$37,534
Amortization of debt issuance costs	1,070		890	2,180		1,692
Total Interest Expense	$16,967		$19,864	$34,808		$39,226
Average interest rate	8.1%	(1)	7.7%	7.9%	(1)	7.8%
Average daily borrowings	$785,925		$880,940	$824,148		$876,640
______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.

Senior Securities
Information about our senior securities is shown in the following table as of June 30, 2025 and the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2025 (unaudited)	$36.7	$2,415	$—	N/A
December 31, 2024	$50.4	$2,306	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
June 30, 2025 (unaudited)	$75.0	$2,415	$—	N/A
December 31, 2024	$195.0	$2,306	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
June 30, 2025 (unaudited)	$260.0	$2,415	$—	N/A
December 31, 2024	$260.0	$2,306	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
June 30, 2025 (unaudited)	$350.0	$2,415	$—	N/A
December 31, 2024	$350.0	$2,306	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of
	June 30, 2025	December 31, 2024
Total net unfunded revolving loan commitments	$88,330	$99,069
Total net unfunded delayed draw loan commitments	$69,738	$77,698
Total net unfunded revolving and delayed draw loan commitments	$158,068	$176,767

Total unfunded equity commitments	$7,664	$4,996

Total unfunded commitments	$165,732	$181,763

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of June 30, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$36,678	$—	$—	$36,678	$—
SPV Asset Facility I	75,000	—	—	75,000	—
CLO XIII	260,000	—	—	—	260,000
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$721,678	$—	$350,000	$111,678	$260,000
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
Recent Developments
Dividends
On August 5, 2025, our Board declared regular monthly distributions for August 2025 through October 2025. The regular monthly cash distributions, each in the gross amount of $0.06 per share, will be payable monthly to shareholders of record as of the monthly record date.
SPV Asset Facility I Amendment and Restatement
On July 24, 2025, ORCC II Financing and the other parties to the SPV Asset Facility I entered into the Fourth Amended and Restated Credit Agreement, in order to, among other things, (i) remove OR Lending II LLC as co-borrower under the SPV Asset Facility I, (ii) replace Cortland Capital Market Services LLC as collateral custodian with State Street Bank and Trust Company, (iii) amend certain definitions, (iv) extend the Reinvestment Period through November 30, 2028 and the Scheduled Maturity Date through November 30, 2030 and (v) reduce the spread from 2.375% to 2.05%.

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
As of June 30, 2025, 98.2% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility, and CLO XIII bear interest at variable rates with interest floors of 0.0%. The 2026 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$45.4	$(11.2)	$34.2
Up 200 basis points	$30.3	$(7.4)	$22.9
Up 100 basis points	$15.1	$(3.7)	$11.4
Down 100 basis points	$(15.1)	$3.7	$(11.4)
Down 200 basis points	$(30.3)	$7.4	$(22.9)
Down 300 basis points	$(45.4)	$11.2	$(34.2)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance
Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the six months ended June 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except per share amounts)
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 25, 2025	$53,838	$8.61	6,252,963
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023 (incorporated by reference Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended June 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: August 8, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 8, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer