Form 10-Q
period 2025-09-30
Blue Owl Capital Corp II
filed 2025-11-05
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

As of November 5, 2025, the registrant had 114,256,063 shares of common stock, $0.01 par value per share, outstanding.
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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment, trade disputes with other countries, and the risk of recession or a prolonged shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the ability of the parties to consummate the proposed transactions that will result in us merging (the “Mergers”) with and into Blue Owl Capital Corporation (“OBDC”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated November 5, 2025, among the Company, OBDC, Cowboy Merger Sub Inc., a Maryland corporation and wholly owned subsidiary of OBDC (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser, on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our shareholders with respect to the proposals submitted for their approval in connection with the Mergers;
•the possibility that competing offers or acquisitions proposals will be made;
•risk that stockholders litigation in connection with the Mergers may result in significant costs of defense and liability; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,692,358 and $1,896,092 respectively)	$1,678,418	$1,898,336
Non-controlled, affiliated investments (amortized cost of $44,830 and $41,914, respectively)	38,358	36,865
Controlled, affiliated investments (amortized cost of $244 and $190, respectively)	266	191
Total investments at fair value (amortized cost of $1,737,432 and $1,938,196, respectively)	1,717,042	1,935,392
Cash	45,995	49,440
Foreign cash (cost of $3,007 and $1,477, respectively)	3,069	1,451
Interest and dividend receivable	11,502	16,644
Prepaid expenses and other assets	482	914
Total Assets	$1,778,090	$2,003,841
Liabilities
Debt (net of deferred unamortized debt issuance costs of $10,656 and $12,549, respectively)	$780,949	$842,894
Payables to affiliates	12,747	14,993
Distribution payable	—	2,555
Payable for investments purchased	1,014	—
Accrued expenses and other liabilities	25,740	19,850
Total Liabilities	820,450	880,292
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 113,872,539 and 127,727,326 shares issued and outstanding, respectively	1,139	1,277
Additional paid-in-capital	1,019,664	1,138,120
Accumulated undistributed (overdistributed) earnings	(63,163)	(15,848)
Total Net Assets	957,640	1,123,549
Total Liabilities and Net Assets	$1,778,090	$2,003,841
Net Asset Value Per Share	$8.41	$8.80

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$38,475	$52,353	$124,838	$157,657
Payment-in-kind interest income	2,764	7,179	10,793	20,875
Dividend income	3,654	3,718	11,322	12,204
Other income	585	999	1,706	3,029
Total investment income from non-controlled, non-affiliated investments	45,478	64,249	148,659	193,765
Investment income from non-controlled, affiliated investments:
Interest income	417	307	1,211	921
Dividend income	277	—	816	254
Other Income	3	19	9	63
Total investment income from non-controlled, affiliated investments	697	326	2,036	1,238
Investment income from controlled, affiliated investments:
Dividend income	7	—	20	—
Total investment income from controlled, affiliated investments	7	—	20	—
Total Investment Income	46,182	64,575	150,715	195,003
Operating Expenses
Interest expense	15,975	25,001	50,783	64,227
Management fees, net(1)	6,492	7,816	20,663	23,223
Performance based incentive fees	3,688	4,901	12,451	17,028
Professional fees	1,160	1,096	3,378	3,598
Directors' fees	195	197	590	588
Other general and administrative	962	1,142	2,968	3,318
Total Operating Expenses	28,472	40,153	90,833	111,982
Net Investment Income (Loss) Before Taxes	17,710	24,422	59,882	83,021
Income tax expense (benefit), including excise tax expense (benefit)	316	1,321	1,173	2,735
Net Investment Income (Loss)	$17,394	$23,101	$58,709	$80,286
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(15,086)	$8,575	$(18,862)	$(2,304)
Non-controlled, affiliated investments	(371)	(2,955)	(1,423)	(5,131)
Controlled, affiliated investments	24	—	21	—
Income tax (provision) benefit	(57)	(66)	(142)	(65)
Translation of assets and liabilities in foreign currencies	(674)	1,023	1,610	3,056
Total Net Change in Unrealized Gain (Loss)	(16,164)	6,577	(18,796)	(4,444)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(444)	$(11,775)	$(19,114)	$(11,752)
Foreign currency transactions	435	3	414	(2,810)
Total Net Realized Gain (Loss)	(9)	(11,772)	(18,700)	(14,562)
Total Net Realized and Change in Unrealized Gain (Loss)	(16,173)	(5,195)	(37,496)	(19,006)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,221	$17,906	$21,213	$61,280
Earnings Per Share - Basic and Diluted	$0.01	$0.13	$0.17	$0.45
Weighted Average Shares Outstanding - Basic and Diluted	119,752,779	133,410,881	124,189,895	136,489,093
_______________
(1)     Refer to Note 3 “Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		2/2031	$19,390	$19,265	$19,390
							19,265	19,390	2.0%
Aerospace and defense
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	14,381	8,571
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	7,522	7,485	7,485
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	557	552	552
							22,418	16,608	1.7%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	3,104	3,101	3,104
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	4,248	4,242	4,248
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+		7.50%	9/2027	£1,272	1,612	1,712
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€1,105	1,172	1,298
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£9,151	11,672	12,320
							21,799	22,682	2.4%
Automotive services
MAJCO LLC (dba Big Brand Tire & Service)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2032	6,307	6,275	6,275
							6,275	6,275	0.7%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	20,703	20,592	20,703
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	47,151	47,111	47,151
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	13,259	13,182	13,182
							80,885	81,036	8.5%
Business services
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	6,777	6,711	6,912
Denali BuyerCo, LLC (dba Summit Companies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		9/2027	63	62	64
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	8,724	8,682	8,659
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.25%		7/2027	6,788	6,755	6,788
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	13,820	13,780	13,785
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	831	831	1,147
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	961	951	874
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	(4)
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		5/2031	7,560	7,518	7,541
Pye-Barker Fire & Safety, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.50%		5/2030	122	118	119
							45,408	45,885	4.8%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	Second lien senior secured loan	S+	7.75%		11/2028	22,500	22,336	20,363
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	6,177	6,123	6,130
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		12/2027	25,508	25,470	25,508
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	22,129	21,759	22,129
Velocity HoldCo III Inc. (dba VelocityEHS)(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2027	5,871	5,829	5,871
							81,517	80,001	8.4%
Consumer products
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	31,280	30,998	18,455
Feradyne Outdoors, LLC(3)(4)(9)	First lien senior secured loan	S+	3.15%	3.60%	5/2028	677	677	516
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	3,860	3,817	3,840
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	10,631	10,612	10,525
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2027	1,610	1,607	1,594
Lignetics Investment Corp.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		10/2026	1,225	1,224	1,211
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	730	722	715
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.25%		3/2029	34	34	33
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	11,183	11,157	11,183
							60,848	48,072	5.0%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	3,796	3,791	3,796
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	22	20	22
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)	First lien senior secured loan	S+	5.75%		9/2028	777	774	777
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	876	867	859
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		10/2027	22	22	21
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	1,118	1,111	1,118
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	9,333	9,232	9,333
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	20,667	20,475	20,667
							36,292	36,593	3.8%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	850	844	842
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2029	31,286	31,042	31,286
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	23,892	23,771	23,594
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	4,087	4,048	4,046
							59,705	59,768	6.2%
Education
Pluralsight, LLC(3)(4)(9)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	3,980	3,980	3,940
Pluralsight, LLC(3)(4)(9)	First lien senior secured loan	S+		7.50%	8/2029	4,439	4,439	4,395
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	787	779	775
							9,198	9,110	1.0%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		3/2029	10,155	10,077	10,155
							10,077	10,155	1.1%
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	10,676	10,539	10,676
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	841	831	841
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	875	867	866
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	12,686	12,623	12,622
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	1,042	1,032	1,047
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2031	1,065	1,040	1,062
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	27,270	27,032	27,270
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	4,717	4,717	4,717
Smarsh Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		2/2029	994	989	992
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	28	27	27
							59,697	60,120	6.3%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	4,975	4,800
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	19,068	18,955	19,068
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	5.00%		8/2030	1,724	1,709	1,724
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	3.25%		2/2029	55	39	55
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	12,763	12,646	12,763
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		5/2029	1,129	1,123	1,129
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	260	260	260
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	44,996	44,622	44,996
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		7/2027	5,945	5,928	5,914
The Better Being Co., LLC (fka Nutraceutical International Corporation)(3)(4)(8)	First lien senior secured loan	S+	6.75%		9/2026	35,374	35,345	35,374
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.31%		10/2031	4,748	4,689	4,748
							130,291	130,831	13.7%
Healthcare equipment and services
Cambrex Corporation(3)(4)(8)	First lien senior secured loan	S+	4.50%		3/2032	781	774	781
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	870	856	870
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	826	817	824
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		3/2031	3,932	3,879	3,846
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(13)(22)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€6,125	6,547	7,045
Packaging Coordinators Midco, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2032	3,056	3,017	3,041
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028	23,677	23,525	23,677

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2030	791	788	789
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	795	791	791
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	7	6	6
							41,000	41,670	4.4%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		10/2030	2,956	2,922	2,956
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		08/2032	4,564	4,542	4,542
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	6,461	6,427	6,445
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	669	663	669
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	16,991	16,871	16,991
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2031	1,392	1,379	1,392
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2029	4,308	4,248	4,308
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	5.00%		5/2031	5,256	5,222	5,256
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured loan	S+		10.00%	4/2026	22,109	21,022	8,622
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		10.00%	12/2025	430	429	430
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(11)(28)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	3,347	1,476	1,305
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+		9.00%	4/2026	1,766	1,619	678
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	2,194	2,173	2,188
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	20,720	20,534	20,720
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	4.12%	1.88%	8/2029	1,839	1,812	1,825
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured delayed draw term loan	S+	5.75%		8/2029	191	188	189
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	15,015	14,895	13,889
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured loan	S+	5.75%		5/2029	662	654	568
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	25	25	21
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)	First lien senior secured revolving loan	S+	5.75%		5/2028	75	75	65
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	3.60%	2.40%	3/2026	8,685	8,674	8,120
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2031	7,966	7,867	7,966
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2028	15,235	15,029	14,855
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		4/2026	3,534	3,491	3,445
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	828	824	824
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	36	35	35
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	739	735	739
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	490	490	490

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029		11,027	10,963	11,027
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029		4,494	4,468	4,494
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031		1,760	1,744	1,760
Vermont Aus Pty Ltd(3)(4)(16)(31)	First lien senior secured AUD term loan	BBSY+	5.75%		3/2028	A$	1,287	876	853
								162,372	147,667	15.4%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028		581	576	575
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		281	277	279
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026		43	43	43
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031		8,920	8,875	8,920
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031		1,234	1,228	1,228
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(8)	First lien senior secured loan	S+	5.75%		10/2028		891	882	874
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		2,801	2,752	2,759
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		43	40	42
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030		205	200	201
Inovalon Holdings, Inc.(3)(4)(8)	First lien senior secured loan	S+	2.75%	2.75%	11/2028		18,163	18,139	18,163
Inovalon Holdings, Inc.(3)(4)(8)	Second lien senior secured loan	S+		8.50%	11/2033		7,680	7,680	7,680
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026		40,886	40,790	40,477
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028		14,842	14,810	14,609
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032		768	761	764
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031		7,206	7,206	7,206
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£3,337	4,503	4,492
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031		5,086	5,019	5,086
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031		82	76	82
								113,857	113,480	11.8%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	4.50%	2.50%	11/2026		35,043	35,033	32,240
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2026		2,776	2,775	2,480
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(8)	Unsecured facility	S+		10.75%	4/2032		253	249	244
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(8)	First lien senior secured loan	S+	5.75%		4/2029		795	786	772
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028		20	20	19
SimpliSafe Holding Corporation(3)(4)(8)	First lien senior secured loan	S+	6.25%		5/2028		897	890	897
								39,753	36,652	3.8%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	16,517	15,750
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	9,033	9,034	9,033
							25,551	24,783	2.6%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		1/2031	7,593	7,525	7,593
KENE Acquisition, Inc. (dba Entrust Solutions Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		2/2031	2,295	2,251	2,295
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		3/2029	864	855	864
Vessco Midco Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		7/2031	3,679	3,645	3,679
							14,276	14,431	1.5%
Insurance
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	6,671	6,632	6,671
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		12/2027	384	382	384
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2030	999	995	999
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2030	901	892	901
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	292	291	292
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	4,432	4,414	4,432
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.60%	7/2030	2,034	2,023	2,034
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured loan	S+	5.50%		11/2029	539	539	309
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	4.50%	6.60%	8/2029	859	407	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	767	759	767
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	4,868	4,820	4,842
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	1,622	1,615	1,622
							23,769	23,253	2.4%
Internet software and services
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	3,439	3,439	3,439
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	4,589	4,552	4,589
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.34%		1/2031	35	33	35
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.25%		7/2031	1,550	1,543	1,550
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	2,137	2,111	2,137
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	4,903	4,902	4,903
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	102	101	102
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2026	11,335	11,307	11,335
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	201	201	201
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	4,764	4,695	4,693

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	2,972	2,945	2,894
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2030	3,267	3,251	3,259
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	365	361	365
Crewline Buyer, Inc. (dba New Relic)(3)(4)(8)	First lien senior secured loan	S+	6.75%		11/2030	4,702	4,645	4,666
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	17,158	16,965	17,158
Delta TopCo, Inc. (dba Infoblox, Inc.)(3)(8)	Second lien senior secured loan	S+	5.25%		11/2030	27,000	26,881	26,841
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	8,864	8,732	8,731
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2027	877	874	877
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	906	897	897
Forescout Technologies, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		5/2031	7,783	7,749	7,783
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,959	3,928	3,959
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	586	582	585
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2027	14,508	14,459	14,508
Hyland Software, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		9/2030	1,768	1,768	1,768
Icefall Parent, Inc. (dba EngageSmart)(3)(4)(9)	First lien senior secured loan	S+	4.50%		1/2030	3,922	3,922	3,922
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		05/2028	26,849	26,751	26,849
MINDBODY, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2027	10,945	10,911	10,945
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	750	742	744
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	5,074	5,008	5,047
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	4,374	4,374	4,374
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	872	867	782
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	698	695	698
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	14,472	14,409	14,472
							194,600	195,108	20.4%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(10)(31)	First lien senior secured loan	S+	5.25%		7/2031	26,657	26,358	26,657
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2032	4,018	3,998	3,998
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		8/2028	8,644	8,639	8,644
							38,995	39,299	4.1%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	17,612	17,374	17,612
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		12/2029	728	723	728
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(8)(22)(31)	First lien senior secured revolving loan	S+	5.25%		12/2029	13	13	13
JSG II, Inc.(3)(4)(12)	First lien senior secured loan	P+	3.50%		6/2026	3,356	3,352	3,348

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	6.00%		2/2027	197	197	197
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	4.50%		7/2027	1,031	958	979
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	27,380	23,660
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	5,250	4,817
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	9,790	9,753	9,465
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2028	46,468	46,060	46,119
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	2,008	1,979	2,008
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	1,133	1,110	1,112
							114,149	110,058	11.5%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	859	853	859
							853	859	0.1%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	3,128	3,101	3,089
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	77	74	72
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	10,366	10,310	10,366
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	3.00%	2.00%	12/2030	934	934	929
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	722	715	720
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	19,162	19,100	19,162
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	7.00%		5/2028	12,019	11,995	12,019
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	7.25%		5/2028	€2,060	2,233	2,420
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.98%		9/2031	928	920	919
							49,382	49,696	5.2%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%	1.50%	3/2030	19,205	18,956	19,205
Galls, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		3/2030	588	565	588
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	22,060	21,992	21,729
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(28)	First lien senior secured loan	S+	4.75%	2.50%	11/2027	26,610	26,286	15,833
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	6.75%		5/2027	2,113	2,103	1,257
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2029	6,652	6,500	6,270
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	7.00%		10/2029	191	191	185
The Shade Store, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2028	537	531	497
							77,124	65,564	6.8%
Telecommunications
EOS Finco S.A.R.L(3)(9)(28)(31)	First lien senior secured loan	S+		6.00%	10/2029	10,870	8,671	2,726
Park Place Technologies, LLC(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2031	2,517	2,496	2,517
Park Place Technologies, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		3/2030	96	94	96
PPT Holdings III, LLC (dba Park Place Technologies)(3)(4)(6)	First lien senior secured loan	N/A		12.75%	3/2034	910	893	910
							12,154	6,249	0.7%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Transportation
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	23,668	23,668	23,668
							23,668	23,668	2.5%
Total non-controlled/non-affiliated debt investments							$1,575,178	$1,518,963	158.6%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)							$(527)	$(546)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments							$1,574,651	$1,518,417	158.6%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,473	1,476	2,207
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,634	1,636	2,495
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	—	2,576
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	553,000	553	553
							3,665	7,831	0.8%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	1,121	1,089	1,555
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	42,379	43,296	43,879
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(4)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	1,324,000	1,324	1,324
							45,709	46,758	4.9%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	431,889	368	47
Dodge Construction Network Holdings, L.P.(3)(4)(9)(30)	Series A Preferred Units	S+		8.25%	N/A	0	9	5
							377	52	—%
Business services
Denali Holding, LP (dba Summit Companies)(3)(4)(29)(30)	Class A Units	N/A			N/A	41,874	425	1,193
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	352,000	352	484
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	219	324	327
							1,101	2,004	0.2%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	12,857	1,286	729
							1,286	729	0.1%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	1,058	1,029	1,032
							1,029	1,032	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	1,309,529	3,475	2,160
							3,475	2,160	0.2%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	7,502	60	112
							60	112	—%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Healthcare equipment and services
KPCI Holdings, L.P.(3)(4)(29)(30)	Class A Units	N/A			N/A	5,665	6,014	16,203
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	112,360	112	109
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	1,515	2,157	2,141
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	20,867	28	97
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	119,048	119	140
							8,430	18,690	2.0%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	352,409	352	352
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	1,291	1,291	1,255
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	30	301	418
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	1,721	2,202	1,981
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	1,800	12	33
							4,158	4,039	0.4%
Healthcare technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	1,000	1,464	1,462
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	169,738	165	167
							1,629	1,629	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	5,500	7,958	7,238
							7,958	7,238	0.8%
Insurance
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	8,919	892	1,152
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	0	3,726	4,146
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	7,413	41	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	10,526	127	105
							4,786	5,403	0.6%
Internet software and services
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	25,540	157	28
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	$1,345	1,345	2,257
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	31,348	31	39
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	$608	608	608
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	405	405	405
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,000	1,001	1,313
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	820	820	975

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		11.00%	N/A	3,750	4,767	5,315
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	3,694	3,660	3,658
							12,794	14,598	1.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	8,524	936	1,321
Windows Entities(3)(4)(30)(32)	LLC Units	N/A			N/A	10,616	20,107	46,211
							21,043	47,532	5.0%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	204	207	194
							207	194	—%
Total non-controlled/non-affiliated portfolio company equity investments							$117,707	$160,001	16.7%
Total non-controlled/non-affiliated portfolio company investments							$1,692,358	$1,678,418	175.3%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(24)	First lien senior secured loan	S+	8.00%		11/2027	8,972	8,970	8,972
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	5,261	5,228	5,248
							14,198	14,220	1.5%
Household products
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.75%	3/2027	8,851	6,315	1,036
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan	N/A		10.00%	2/2026	1,018	997	1,011
Walker Edison Furniture Company LLC(3)(4)(9)(24)(28)	First lien senior secured revolving loan	S+	6.25%		3/2027	2,247	2,247	118
							$9,559	$2,165	0.2%
Total non-controlled/affiliated portfolio company debt investments							$23,757	$16,385	1.7%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	5,952	5,952	10,980
							5,952	10,980	1.1%
Household products
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	49,159	4,750	—
							4,750	—	—%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	10,371	10,371	10,993
							10,371	10,993	1.1%
Total non-controlled/affiliated portfolio company equity investments							$21,073	$21,973	2.3%
Total non-controlled/affiliated portfolio company investments							$44,830	$38,358	4.0%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Controlled/affiliated portfolio company investments
Equity Investments
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	245	244	266
							244	266
Total controlled/affiliated equity investments							$244	$266	—%
Total controlled/affiliated portfolio company investments							$244	$266	—%
Total Investments							$1,737,432	$1,717,042	179.3%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on the Company’s restricted securities.
(2)The amortized cost represents the original cost adjusted for the accretion and amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(4)These investments were valued using unobservable inputs and are considered Level 3 investments.
(5)Investment measured at net asset value (“NAV”).
(6)Investment contains a fixed-rate structure.
(7)Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three-, six- or twelve-month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include one-, two-, three- or six-month EURIBOR), Canadian Overnight Repo Rate Average (“CORRA” or “C”) (which can include one- or three-month CORRA), SONIA (“SONIA” or “SA”), Australian Bank Bill Swap Bid Rate (“BBSY” or “B”) (which can include one-, three-, or six-month BBSY) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“PRIME” or “P”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of September 30, 2025 was 3.66%.
(12)The interest rate on these loans is subject to Prime, which as of September 30, 2025 was 7.25%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of September 30, 2025 was 1.93%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2025 was 2.03%.
(15)Reserved. .
(16)The interest rate on these loans is subject to 1 month BBSY, which as of September 30, 2025 was 3.49%.
(17)Reserved.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of September 30, 2025 was 3.97%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies.”

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$9,732	$—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	250	154	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	379	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,354	2,222	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	211	82	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	301	616	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	1/2027	1,575	790	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	219	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	67	82	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	11/2025	—	484	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	4	295	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	—	1,301	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	—	610	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	1,762	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	60	246	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	71	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	563	376	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured delayed draw term loan	1/2027	1,005	1,099	—
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	15	91	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	613	(5)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	804	—
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	62	43	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,882	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	3,075	2,268	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	251	1,302	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	12/2025	—	757	(2)
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	28	193	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	43	334	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	315	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	952	(14)
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	101	881	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	1	58	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	221	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	—	2,461	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	2,487	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	5,448	479	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	1,069	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	6/2026	—	1,892	(5)
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured delayed draw term loan	9/2027	—	4,415	(11)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	3,958	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	411	1,187	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	12/2025	430	730	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	2,799	(35)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	1,302	(16)
Packaging Coordinators Midco, Inc.	First lien senior secured delayed draw term loan	4/2026	—	1,628	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	186	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,993	(130)
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	(16)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	358	2,102	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,625	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	492	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	27	131	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	73	73	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	56	134	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	186	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	108	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	353	4,105	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	2,008	2,288	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	42	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	100	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	2,100	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	62	149	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	93	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	169	874	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	620	625	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	1,273	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	66	—
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	564	474	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	—	427	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	225	148	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	1,808	(2)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	2,720	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	4,116	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	35	329	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	22	249	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	—	106	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	2,873	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	102	309	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	43	9	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	384	142	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	436	(2)
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	361	(5)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	—	102	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	43	142	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	75	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	434	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	256	(1)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	1,175	(3)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	126	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(4)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	766	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	939	(7)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	1,189	(6)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	886	(13)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	63	63	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	15	32	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	1,201	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	1,190	(9)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	202	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	94	(1)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	53	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	77	307	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	804	(4)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	55	1,052	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,121	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	22	67	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	108	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	13	107	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	936	—
Galls, LLC	First lien senior secured revolving loan	3/2030	588	1,551	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	41	155	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,252	1,357	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	526	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	—	74	(1)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	1,173	(3)
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	2,776	925	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	116	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	963	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	205	65	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	210	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	451	677	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	111	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	295	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	18	171	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	883	—
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	1,225	245	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	210	1,205	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	802	—
MAJCO LLC (dba Big Brand Tire & Service)	First lien senior secured revolving loan	9/2032	—	1,261	(6)
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	20	35	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	1,071	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,837	(43)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	1,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	2,435	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,766	17	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	159	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	32	490	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	602	369	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	218	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	859	—	—
Notorious Topco, LLC (dba Beauty Industry Group)*	First lien senior secured revolving loan	5/2027	2,113	—	—
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	2,931	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	546	(5)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	1/2032	—	309	(2)
Packaging Coordinators Midco, Inc.	First lien senior secured revolving loan	12/2032	—	67	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	5	88	—
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	96	180	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	190	2,465	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	164	246	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	2,092	(157)
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	75	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	(7)
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	938	—
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	139	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	122	852	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	571	—
Quva Pharma, Inc.*	First lien senior secured revolving loan	4/2026	1,182	—	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	1,637	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	81	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	1,423	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	82	410	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	690	310	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	153	(16)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	—	969	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	94	(1)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	36	61	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	28	71	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	108	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	1,133	1,691	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	83	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	557	284	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	34	36	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	112	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	7	100	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	2,353	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	151	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	537	151	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	39	483	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,174	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227	(1)
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2027	—	368	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	346	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	1,117	—
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	1,808	(11)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	846	—
Total non-controlled/non-affiliated - debt commitments			$41,356	$174,308	$(546)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$1,473	$2,274	$—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	1,324	232	—
Total non-controlled/non-affiliated - equity commitments			$2,797	$2,506	$—
Non-controlled/affiliated - debt commitments
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	$1,625	$28	$—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	500	220	—
Total non-controlled/affiliated - debt commitments			$4,372	$248	$—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$10,371	$3,968	$—
Total non-controlled/affiliated - equity commitments			$10,371	$3,968	$—
Total Portfolio Company Commitments			$58,896	$181,030	$(546)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2025 were as follows:

Company	Fair Value at December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2025	Other Income	Interest Income	Dividend Income
Non-Controlled Affiliates
LSI Financing LLC	$9,554	$7,385	$(6,404)	$458	$—	$—	$10,993	$—	$—	$485
New PLI Holdings, LLC (dba PLI)	24,830	1,416	(550)	(496)	—	—	25,200	9	1,211	331
Walker Edison Furniture Company LLC	2,481	1,069	—	(1,385)	—	—	2,165	—	—	—
Total	$36,865	$9,870	$(6,954)	$(1,423)	$—	$—	$38,358	$9	$1,211	$816

Controlled Affiliates
Blue Owl Credit SLF LLC	191	54	—	21	—	—	266	—	—	20
Total	$191	$54	$—	$21	$—	$—	$266	$—	$—	$20

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
As of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)
(b)Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.
(25)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See Note 5 “Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of September 30, 2025, the net estimated unrealized loss for U.S. federal income tax purposes was $19.9 million based on a tax cost basis of $1.7 billion. As of September 30, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $79.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $59.3 million.
(28)Loan was on non-accrual status as of September 30, 2025
(29)Investment is non-income producing
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $182.2 million, or 19.0% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 1, 2022
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Blue Owl Credit SLF LLC	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities LLC	Specialty finance equity investment	September 19, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
GoHealth, Inc.	Common stock	August 6, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Holdings, L.P.	Class A Units	November 30, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	August 25, 2025
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	July 7, 2025
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	September 23, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2025
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
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2025, non-qualifying assets represented 10.7% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of September 30, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate.

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
_______________
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
(5)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies.”

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

(29)Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2024, in which the Company was an Affiliated Person of the portfolio company are as follows:

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
_______________
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
(30)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2024, were as follows:

Company	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Other Income	Interest and PIK Income	Dividend Income
Blue Owl Credit SLF	$—	$524	$(334)	$1	$—	$191	$—	$—	$5
Total	$—	$524	$(334)	$1	$—	$191	$—	$—	$5
_______________
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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$17,394	$23,101	$58,709	$80,286
Net change in unrealized gain (loss)	(16,164)	6,577	(18,796)	(4,444)
Net realized gain (loss)	(9)	(11,772)	(18,700)	(14,562)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,221	17,906	21,213	61,280
Distributions
Distributions declared from earnings(1)	(21,645)	(26,669)	(68,528)	(83,185)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(21,645)	(26,669)	(68,528)	(83,185)
Capital Share Transactions
Reinvestment of shareholders' distributions	9,817	12,393	32,373	39,198
Repurchased shares	(60,323)	(33,505)	(150,967)	(125,372)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(50,506)	(21,112)	(118,594)	(86,174)
Total Increase (Decrease) in Net Assets	(70,930)	(29,875)	(165,909)	(108,079)
Net Assets, at beginning of period	1,028,570	1,185,283	1,123,549	1,263,487
Net Assets, at end of period	$957,640	$1,155,408	$957,640	$1,155,408
_______________
(1)For the three and nine months ended September 30, 2025, distributions declared from earnings were derived from net investment income and return of capital. For the three and nine months ended September 30, 2024, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,213	$61,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(202,869)	(530,504)
Proceeds from investments and investment repayments, net	407,970	539,216
Net change in unrealized (gain) loss on investments	20,264	7,435
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,609)	(3,056)
Net realized (gain) loss on investments	19,114	11,752
Net realized (gain) loss on foreign currency transactions relating to investments	(279)	3,046
Paid-in-kind interest and dividends	(16,221)	(24,768)
Net accretion/amortization of discount/premium on investments	(6,951)	(8,568)
Amortization of debt issuance costs	3,125	7,114
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	5,142	(2,306)
(Increase) decrease in prepaid expenses and other assets	523	(1,443)
Increase (decrease) in payable for investments purchased	1,014	—
Increase (decrease) in payable to affiliates	(2,246)	229
Increase (decrease) in accrued expenses and other liabilities	6,606	1,730
Net cash provided by (used in) operating activities	254,796	61,157
Cash Flows from Financing Activities
Borrowings on debt	170,002	363,708
Repayments of debt	(235,000)	(311,000)
Debt issuance costs	(1,232)	(6,414)
Distributions paid to shareholders	(38,710)	(45,582)
Repurchased shares	(151,683)	(125,617)
Net cash provided by (used in) financing activities	(256,623)	(124,905)
Net increase (decrease) in cash	(1,827)	(63,748)
Cash, including foreign cash, beginning of period	50,891	126,383
Cash, including foreign cash, end of period	$49,064	$62,635

Supplemental and Non-Cash Information
Interest paid during the period	$40,463	$52,119
Distributions declared during the period	$68,528	$83,185
Distribution payable	$—	$2,615
Reinvestment of distributions during the period	$32,373	$39,198
Taxes, including excise tax, paid during the period	$1,423	$1,053
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Within this space, the Company predominantly focuses on investing in institutionally-backed, upper middle market businesses, which the Company categorizes as those that generate greater than $50 million of EBITDA annually. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The table below presents PIK interest and PIK dividend income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
PIK Interest Income	$2,764	$7,179	$10,793	$20,875
PIK Interest Income as a % of Investment Income	6.0%	11.1%	7.2%	10.7%
PIK Dividend Income	$1,429	$1,277	$4,124	$4,078
PIK Dividend Income as a % of Investment Income	3.1%	2.0%	2.7%	2.1%
Total PIK Income	$4,193	$8,456	$14,917	$24,953
Total PIK Income as a % of Investment Income	9.1%	13.1%	9.9%	12.8%
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”). For further description of the Company’s investment in Credit SLF, see Note 4 “Investments.”
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 3. Agreements and Related Party Transactions
As of September 30, 2025, the Company had payables to affiliates of $12.7 million, primarily comprised of $6.5 million of management fees and $3.7 million of accrued performance based incentive fees.
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
For the three and nine months ended September 30, 2025, the Company incurred expenses of approximately $0.7 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $0.6 million and $2.0 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
For the three and nine months ended September 30, 2025, the Company incurred management fees of approximately $6.5 million, net of $8 thousand in management fee waivers, and $20.7 million, net of $17 thousand in management fee waivers, respectively. For the three and nine months ended September 30, 2024, the Company incurred management fees of approximately $7.8 million and $23.2 million, respectively.
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
For the three and nine months ended September 30, 2025, the Company incurred net investment income based incentive fees of $3.7 million and $12.5 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred net investment income based incentive fees of $4.9 million and $17.0 million, respectively.
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
For the three and nine months ended September 30, 2025 and 2024, the Company did not incur capital gains based incentive fees.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Pursuant to the Expense Support Agreement, prior to its termination on November 7, 2023, on a quarterly basis, the Adviser reimbursed the Company for “Operating Expenses” (as defined below) in an amount equal to the excess of the Company’s cumulative distributions paid to the Company’s shareholders in each quarter over “Available Operating Funds” (as defined below) received by the Company on account of its investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment.”
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
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by the Company in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by the Company are referred to as a “Reimbursement Payment.”
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
_______________
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Controlled, Affiliated/Non-Controlled, Affiliated Portfolio Companies
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
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, the Company’s investment at fair value in LSI Financing LLC was $11.0 million and the Company’s total commitment was $14.3 million. The Company does not consolidate its equity interest in LSI Financing LLC.
BOCSO is a portfolio company formed to invest in alternative credit assets, including asset-based finance (ABF). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, the Company’s investment at fair value in BOCSO was $0.6 million and the Company’s total commitment was $0.6 million. The Company does not consolidate its equity interest in BOCSO.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,368,270	$1,328,523	$1,532,596	$1,515,900
Second-lien senior secured debt investments	186,105	160,937	229,288	200,284
Unsecured debt investments	36,690	37,990	33,526	33,594
Specialty finance debt investments	7,343	7,352	5,016	5,040
Preferred equity investments	65,887	66,077	60,177	59,385
Common equity investments	54,924	92,733	62,167	103,225
Specialty finance equity investments	17,969	23,164	15,236	17,773
Joint ventures	244	266	190	191
Total Investments	$1,737,432	$1,717,042	$1,938,196	$1,935,392

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2025		As of December 31, 2024
Advertising and media	2.6%		2.5%
Aerospace and defense	1.0		2.9
Asset Based Lending and Fund Finance(1)	1.8		1.2
Automotive Services	3.1		2.2
Buildings and real estate	4.7		3.5
Business services	2.8		3.1
Chemicals	4.7		4.2
Consumer products	2.8		5.0
Containers and packaging	2.2		1.8
Distribution	3.5		3.0
Education	0.7		0.6
Energy equipment and services	0.6		0.5
Financial services	3.5		3.3
Food and beverage	7.6		8.4
Healthcare equipment and services	3.5		2.9
Healthcare providers and services	8.8		7.2
Healthcare technology	6.7		8.0
Household products	2.3		1.9
Human resource support services	1.9		1.5
Infrastructure and environmental services	0.8		1.2
Insurance(3)	1.7		6.5
Internet software and services	12.0		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.3		2.2
Manufacturing	9.2		8.1
Pharmaceuticals(2)	0.7		0.5
Professional services	2.9		2.5
Specialty retail	3.8		3.5
Telecommunications	0.4		0.5
Transportation	1.4		1.2
Total	100.0%		100.0%
_______________
(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season.
(4)Includes investment in Credit SLF. See below, within Note 4, for more information regarding Credit SLF.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
United States:
Midwest	21.6%	21.7%
Northeast	18.3	15.5
South	35.6	30.0
West	19.8	25.4
International	4.7	7.4
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp. and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit Member” and collectively, the “Credit Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025 the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was $244 thousand with zero unfunded commitment.
As of September 30, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$427,085	74.0%
Blue Owl Capital Corporation II	244	0.0%
Blue Owl Credit Income Corp.	87,169	8.5%
Blue Owl Technology Finance Corp.	34,937	3.4%
Blue Owl Technology Income Corp.	16,161	1.6%
State Teachers Retirement System of Ohio	80,799	12.5%
Total	$646,395	100.0%
_______________
(1)     Economic ownership interest based on funded capital to date.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2025	As of December 31, 2024
Consolidated Balance Sheet Data
Cash	$153,889	$17,354
Investments at fair value	$2,149,879	$1,164,473
Total Assets	$2,322,279	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,567,440	$750,610
Total Liabilities	$1,781,658	$847,556
Total Credit SLF Members’ Equity	$540,621	$348,811

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$38,037	$556	$93,154	$556
Net operating expenses	22,351	602	54,491	672
Net investment income (loss)	$15,686	$(46)	$38,663	$(116)
Total net realized and unrealized gain (loss)	(2,345)	104	(9,129)	104
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$13,341	$58	$29,534	$(12)
_______________
(1)     Credit SLF commenced operations on May 6, 2024.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company’s proportional share of Credit SLF’s generated distributions for the following period:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Dividend income	$7	$20
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 219% and 231% as of September 30, 2025 and December 31, 2024, respectively.
Debt obligations consisted of the below as of the following periods:

	As of September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$36,605	$213,395	(2,506)	$34,099
SPV Asset Facility I	375,000	145,000	67,843	(3,499)	141,501
CLO XIII	260,000	260,000	—	(1,912)	258,088
2026 Notes	350,000	350,000	—	(2,739)	347,261
Total Debt	$1,235,000	$791,605	$281,238	$(10,656)	$780,949
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	As of December 31, 2024
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
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$15,030	$19,579	$47,658	$57,113
Amortization of debt issuance costs	945	5,422	3,125	7,114
Total Interest Expense	$15,975	$25,001	$50,783	$64,227
Average interest rate(1)	8.4%	8.2%	8.1%	8.4%
Average daily borrowings	$719,845	$950,519	$788,998	$901,446
_______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time, the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary.
The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts.
The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, most recently by the Fourth Amended and Restated Credit Agreement, entered into on July 24, 2025, by the parties to the SPV Asset Facility I, which among other things, removed OR Lending II LLC as a borrower and replaced Cortland Capital Market Services LLC as collateral custodian with State Street Bank and Trust Company.
The maximum principal amount of the SPV Asset Facility I is $375.0 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2028 (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to the Company.
The SPV Asset Facility I will mature on November 30, 2030. Amounts drawn in USD bear interest at Term SOFR plus a 2.05% spread and the spread is also payable on a portion of any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans.
Borrowings of the Subsidiaries are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
In connection with the SPV Asset Facility I, the Company entered into a Non-Recourse Carveout Guaranty Agreement on the SPV Asset Facility I Closing Date, which was amended and restated twice on March 11, 2019 and April 29, 2019, and was further amended by Amendment No. 1 to Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of July 24, 2025 with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, the Company guarantees certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility I.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash	$49,064	$—	$—	$49,064
Investments:
First-lien senior secured debt investments	$—	$2,726	$1,325,797	$1,328,523
Second-lien senior secured debt investments	—	35,412	125,525	160,937
Unsecured debt investments	—	—	37,990	37,990
Specialty finance debt investments	—	—	7,352	7,352
Preferred equity investments	—	—	66,077	66,077
Common equity investments	—	—	91,178	91,178
Specialty finance equity investments	—	—	11,618	11,618
Subtotal	—	38,138	1,665,537	1,703,675
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	13,367
Total Investments	$—	$38,138	$1,665,537	$1,717,042
_______________
(1)     Includes investments in Credit SLF, BOCSO and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash	$50,891	$—	$—	$50,891
Investments:
First-lien senior secured debt investments	$—	$20,065	$1,495,835	$1,515,900
Second-lien senior secured debt investments	—	60,962	139,322	200,284
Unsecured debt investments	—	—	33,594	33,594
Specialty finance debt investments	—	—	5,040	5,040
Preferred equity investments	—	—	59,385	59,385
Common equity investments	203	—	101,868	102,071
Specialty finance equity investments	—	—	8,219	8,219
Subtotal	203	81,027	1,843,263	1,924,493
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	10,899
Total Investments	$203	$81,027	$1,843,263	$1,935,392
_______________
(1)     Includes investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,303,175	$132,864	$36,412	6,294	$63,695	$91,792	10,493	$1,644,725
Purchases of investments, net	97,417	—	758	973	1,013	1,342	517	102,020
Payment-in-kind	503	408	1,483	85	1,111	43	—	3,633
Proceeds from investments, net	(70,693)	—	(557)	—	(49)	(201)	—	(71,500)
Net change in unrealized gain (loss) on investments	(5,982)	(7,873)	(112)	—	268	(1,740)	608	(14,831)
Net realized gain (loss) on investments	(12)	—	—	—	—	(99)	—	(111)
Net accretion/amortization of discount/premium on investments	1,430	126	6	—	39	—	—	1,601
Transfers between investment types	(41)	—	—	—	—	41	—	—
Fair value, end of period	$1,325,797	$125,525	$37,990	$7,352	$66,077	$91,178	$11,618	$1,665,537
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,495,836	$139,322	$33,594	$5,039	$59,384	$101,869	$8,219	$1,843,263
Purchases of investments, net	159,302	—	758	2,193	2,147	1,931	1,368	167,699
Payment-in-kind	5,345	3,230	3,689	136	3,697	124	—	16,221
Proceeds from investments, net	(315,659)	(27,098)	(1,253)	—	(256)	(10,823)	(170)	(355,259)
Net change in unrealized gain (loss) on investments	(19,103)	7,493	1,231	(16)	982	(3,323)	2,201	(10,535)
Net realized gain (loss) on investments	(75)	(20,066)	(56)	—	3	1,359	—	(18,835)
Net accretion/amortization of discount/premium on investments	5,851	715	27	—	120	—	—	6,713
Transfers between investment types	(41)	—	—	—	—	41	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	—	—	16,270
Fair value, end of period	$1,325,797	$125,525	$37,990	$7,352	$66,077	$91,178	$11,618	$1,665,537
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended September 30, 2024
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,598,480	$170,295	$32,330	$3,812	$56,989	$92,837	$6,563	$1,961,306
Purchases of investments, net	100,814	—	—	749	—	—	1,243	102,806
Payment-in-kind	4,588	1,160	1,398	20	1,353	39	—	8,558
Proceeds from investments, net	(91,993)	(13,087)	—	—	—	(15)	(24)	(105,119)
Net change in unrealized gain (loss) on investments	6,778	(3,102)	922	—	150	1,876	1,907	8,531
Net realized gain (loss) on investments	(11,774)	—	—	—	—	—	—	(11,774)
Net accretion/amortization of discount/premium on investments	1,974	263	6	—	38	—	—	2,281
Transfers between investment types	(3,475)	—	—	—	—	3,475	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—	—	—
Fair value, end of period	$1,605,392	$155,529	$34,656	$4,581	$58,530	$98,212	$9,689	$1,966,589
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2024
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,385,406	$414,265	$38,261	4,806	$66,942	$93,262	6,246	$2,009,188
Purchases of investments, net	453,381	—	4,924	801	172	28	2,549	461,855
Payment-in-kind	13,497	2,642	4,013	59	4,443	114	—	24,768
Proceeds from investments, net	(229,861)	(253,326)	(24,923)	(1,085)	(1,065)	(15)	(1,233)	(511,508)
Net change in unrealized gain (loss) on investments	889	(9,965)	2,712	—	(427)	2,584	2,127	(2,080)
Net realized gain (loss) on investments	(11,979)	(457)	(2,361)	—	—	—	—	(14,797)
Net accretion/amortization of discount/premium on investments	5,357	2,370	143	—	352	—	—	8,222
Transfers between investment types	(3,475)	—	11,887	—	(11,887)	3,475	—	—
Transfers into (out of) Level 3(1)	(7,823)	—	—	—	—	(1,236)	—	(9,059)
Fair value, end of period	$1,605,392	$155,529	$34,656	$4,581	$58,530	$98,212	$9,689	$1,966,589
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2024, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
First-lien senior secured debt investments	$(5,982)	$(4,714)	$(20,449)	$1,009
Second-lien senior secured debt investments	(7,874)	(3,102)	(12,767)	(8,646)
Unsecured debt investments	(111)	922	1,231	2,712
Specialty finance debt investments	1	—	(17)	—
Preferred equity investments	269	149	982	(279)
Common equity investments	(1,739)	1,877	82	2,584
Specialty finance equity investments	609	1,907	1,180	2,127
Total Investments	$(14,827)	$(2,961)	$(29,758)	$(493)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

	As of September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,224,952	Yield Analysis	Market Yield	6.4% - 33.5% (10.1%)	Decrease
	70,741	Recent Transaction	Transaction Price	98.5% - 103.3% (99.3%)	Increase
	30,104	Collateral Analysis	Recovery Rate	0.0% - 100.0% (54.3%)	Increase
Second-lien senior secured debt investments	$125,525	Yield Analysis	Market Yield	10.3% - 40.0% (19.7%)	Decrease
Unsecured debt investments	$36,641	Yield Analysis	Market Yield	8.5% - 18.2% (12.8%)	Decrease
	1,148	Market Approach	EBITDA Multiple	12.0x	Increase
	201	Recent Transaction	Transaction Price	100.0%	Increase
Specialty finance debt investments	$7,352	Market Approach	EBITDA Multiple	0.1x	Increase
Preferred equity investments	$65,063	Yield Analysis	Market Yield	11.7% - 37.9% (16.1%)	Decrease
	1,014	Recent Transaction	Transaction Price	100.0%	Increase
Common equity investments	$84,042	Market Approach	EBITDA Multiple	4.0x - 18.5x (8.2x)	Increase
	3,610	Market Approach	Revenue Multiple	8.5x - 13.0x (13.0x)	Increase
	1,324	Recent Transaction	Transaction Price	100.0%	Increase
	2,141	Yield Analysis	Market Yield	8.6%	Decrease
	28	Market Approach	Gross Profit Multiple	9.0x	Increase
	33	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$4,701	Market Approach	Transaction Price	149.8% - 152.7% (151.3%)	Increase
	4,146	Market Approach	AUM Multiple	1.1x	Increase
	2,576	Discounted Cash Flow Analysis	Discounted Factor	20.0%	Decrease
	195	Yield Analysis	Market Yield	11.8%	Decrease

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,463,390	Yield Analysis	Market Yield	7.6% - 35.2% (11.3%)	Decrease
	31,419	Recent Transaction	Transaction Price	98.2% - 99.7% (99.1%)	Increase
	1,026	Collateral Analysis	Recovery Rate	10.1% - 20.5% (13.3%)	Increase
Second-lien senior secured debt investments	$138,594	Yield Analysis	Market Yield	11.4% - 19.8% (16.2%)	Decrease
	728	Collateral Analysis	Recovery Rate	4.0%	Increase
Unsecured debt investments	$32,579	Yield Analysis	Market Yield	8.6% - 18.1% (13.5%)	Decrease
	1,016	Market Approach	EBITDA Multiple	11.8x	Increase
Specialty finance debt investments	$5,040	Yield Analysis	Market Yield	12.3%	Decrease
Preferred equity investments	$59,383	Yield Analysis	Market Yield	13.2% - 37.1% (17.8%)	Decrease
Common equity investments	$96,252	Market Approach	EBITDA Multiple	3.3x - 20.0x (8.8x)	Increase
	3,536	Market Approach	Revenue Multiple	5.3x - 14.5x (12.9x)	Increase
	2,023	Yield Analysis	Market Yield	8.5%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	21	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$3,448	Market Approach	N/A	N/A	N/A
	2,977	Market Approach	AUM Multiple	1.1x	Increase
	1,555	Discounted Cash Flow Analysis	Discounted Factor	12.5%	Decrease
	239	Yield Analysis	Market Yield	12.3%	Decrease
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of September 30, 2025			As of December 31, 2024
	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$34,099	$(2,506)	$34,099	$47,369	$(3,074)	$47,369
SPV Asset Facility I	141,501	(3,499)	141,501	192,064	(2,936)	192,064
CLO XIII	258,088	(1,912)	258,088	257,905	(2,095)	257,905
2026 Notes	347,261	(2,739)	363,125	345,556	(4,444)	367,500
Total Debt	$780,949	$(10,656)	$796,813	$842,894	$(12,549)	$864,838
_______________
(1)The carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Level 1	$—	$—
Level 2	363,125	367,500
Level 3	433,688	497,338
Total Debt	$796,813	$864,838
Financial Instruments Not Carried at Fair Value
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Total net unfunded revolving loan commitments	$92,472	$99,069
Total net unfunded delayed draw loan commitments	82,084	77,698
Total unfunded specialty finance debt commitments	—	—
Total net unfunded revolving and delayed draw loan commitments	$174,556	$176,767

Total unfunded specialty finance equity commitments	$6,242	$4,996
Total unfunded equity commitments	232	—
	$6,474	$4,996
Total Unfunded Commitments	$181,030	$181,763
As of September 30, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Company terminated its continuous public offering as of April 30, 2021.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	September 30, 2025		September 30, 2024
	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,151,700	$9,817	1,393,823	$12,393
Repurchased shares	(7,138,809)	(60,323)	(3,785,909)	(33,505)
Total shares/gross proceeds	(5,987,109)	$(50,506)	(2,392,086)	$(21,112)

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Shares	Amount	Shares	Amount
Reinvestment of distributions	3,743,243	$32,373	4,371,202	$39,198
Repurchased shares	(17,598,030)	(150,967)	(13,985,829)	(125,372)
Total shares/net repurchases	(13,854,787)	$(118,594)	(9,614,627)	$(86,174)
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

During the years ended December 31, 2023, 2024 and nine months ended September 30, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
July 30, 2025	July 29, 2025	385,457	$8.57
August 27, 2025	August 26, 2025	388,223	$8.55
September 25, 2025	September 24, 2025	378,020	$8.45

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears.
The tables below present cash distributions per share for shareholders of record during the following periods:

For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 13, 2025	Quarterly	0.01	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.06	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.06	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.06	7,542
May 6, 2025	July 29, 2025	July 30, 2025	Monthly	0.06	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.06	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.06	7,238
			Total	$0.55	$68,528

For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 12, 2024	Quarterly	0.02	2,615
			Total	$0.61	$83,185
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

	For the Nine Months Ended September 30, 2025
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.47	$58,709	85.7%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.08	9,819	14.3
Total	$0.55	$68,528	100.0%

	For the Nine Months Ended September 30, 2024
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.59	$80,286	96.5%
Net realized gain on investments	—	—	—
Excess (undistributed)(1)	0.02	2,899	3.5
Total	$0.61	$83,185	100.0%
_______________
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	$53,838	$8.61	6,252,963
August 18, 2025	September 25, 2025	$60,324	$8.45	7,138,809
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations	$1,221	$17,906	$21,213	$61,280
Weighted average shares of common stock outstanding—basic and diluted	119,752,779	133,410,881	124,189,895	136,489,093
Earnings per common share-basic and diluted	$0.01	$0.13	$0.17	$0.45
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
For the three and nine months ended September 30, 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.3 million and $1.2 million, respectively, including U.S. federal excise tax expense/(benefit) of $(64) thousand and $(191) thousand, for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $1.3 million and $2.7 million, respectively, including U.S. federal excise tax expense/(benefit) of $21 thousand and $91 thousand, for the three and nine months ended September 30, 2024, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2025, the Company recorded a net tax expense/(benefit) of approximately $0.4 million

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

and $1.4 million, respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2024, the Company recorded a net tax expense/(benefit) of approximately $1.0 million and $1.1 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.9 million and $10.3 million as of September 30, 2025 and December 31, 2024 for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
	2025	2024
Per share data
Net asset value, at beginning of period	$8.80	$9.00
Results of operations
Net investment income(1)	0.47	0.59
Net realized and unrealized gain (loss)(4)	(0.30)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.17	0.45
Distributions
Net increase (decrease) in net assets from shareholders' distributions	(0.55)	(0.61)
Total increase (decrease) in net assets	(0.38)	(0.16)
Net asset value, at end of period(9)	$8.41	$8.84

Total Return(5)(6)	1.8%	5.1%

Ratios
Ratio of net expenses to average net assets(3)(7)(8)	11.7%	12.7%
Ratio of net investment income to average net assets(7)	7.5%	8.9%
Portfolio turnover rate	13.2%	33.5%

Supplemental Data
Weighted-average shares outstanding	124,189,895	136,489,093
Shares outstanding, end of period	113,872,539	130,727,015
Net assets, end of period	$957,640	$1,155,408
_______________
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
(8)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended September 30, 2025, was 11.7%.
(9)Totals presented may not sum due to rounding.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except the following:
Dividends
On November 4, 2025, the Board approved regular monthly distributions for November 2025, through January 2026. The regular monthly cash distributions, each in the gross amount of $0.0533 per share, will be payable monthly to shareholders of record as of the monthly record date.
Owl Rock CLO XIII Redemption
On October 16, 2025, the CLO XIII Issuer redeemed and paid in full all classes of the CLO XIII Secured Notes, plus accrued interest thereon though October 16, 2025.
Merger Agreement with Blue Owl Capital Corporation
On November 5, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation, a Maryland corporation (“OBDC”), Cowboy Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OBDC (the “Initial Merger”), and, immediately thereafter, the Company will merge with and into OBDC, with OBDC continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by OBDC or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of OBDC’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
Under the terms of the Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Mergers and based on (i) the net asset value (“NAV”) per share of OBDC’s common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of the Company (the “OBDC II Per Share NAV”) and (ii) the closing price per share of OBDC’s common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).
The Exchange Ratio will be calculated as follows:
(i)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Per Share NAV; or
(ii)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100%, the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Common Stock Price.
Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2026, is subject to certain closing conditions, including (1) requisite approvals of the Company’s shareholders, (2) the effectiveness of an amendment to the Company’s Articles of Amendment and Restatement, (3) the absence of certain enumerated legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement for OBDC’s common stock to be issued as consideration in the Mergers, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (7) the absence of a material adverse effect in respect of the parties, and (8) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, the Company and OBDC intend to declare and pay ordinary course dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of the Company's board of directors, the Company may declare a dividend to its shareholders equal to undistributed net investment income estimated to be remaining as of the closing of the Mergers, if any.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 5, 2025, the terms of which are incorporated herein by reference. In connection with the Mergers, the Company plans to file with the SEC and mail to its shareholders a proxy statement/prospectus (the “Proxy Statement”) and OBDC plans to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Proxy Statement and a prospectus of OBDC.

PART II
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS.” This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2024 in “ITEM 1A. RISK FACTORS.” This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Our Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Blue Owl’s Credit platform is comprised of Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are investment advisers. As of September 30, 2025, the Adviser and its affiliates had $152.14 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Patrick Linnemann, Meenal Mehta and Logan Nicholson and as of November 1, 2025, Matthias Ederer. See “Item 5. — Other Information.” We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.

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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2025, our Adviser and its affiliates have originated $174.72 billion aggregate principal amount of investments, of which $170.63 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
In general, we define “middle market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion. Within this space, we predominantly focus on investing in upper middle market businesses, where we can structure larger transactions. which we believe to be more resilient and of greater strategic significance. We categorize “upper middle market” companies as those generating greater than $50 million of EBITDA annually. We may invest in smaller or larger companies if an opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities which we may hold directly or through special purpose vehicles. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant light” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlement, royalty interests and equipment finance.
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
As of September 30, 2025, our average debt investment size in each of our portfolio companies was approximately $9.0 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of September 30, 2025, excluding certain investments that fall outside our typical borrower profile, our portfolio companies representing 95.7% of our total debt portfolio based on fair value, had weighted average annual revenue of $956.1 million, weighted average annual EBITDA of $200 million, an average interest coverage of 1.83 and an average net loan-to value of 42.6%.
The companies in which we invest use our capital to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk.”
Key Components of Our Results of Operations
Investments
We focus primarily on the direct origination of loans to institutionally-backed, upper middle market companies domiciled in the United States.
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

Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2025, 98.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Pursuant to the Expense Support Agreement, prior to its termination on November 7, 2023, on a quarterly basis, the Adviser reimbursed us for “Operating Expenses” (as defined below) in an amount equal to the excess of our cumulative distributions paid to our shareholders in each quarter over “Available Operating Funds” (as defined below) received by us on account of our investment portfolio during such quarter. Any payments required to be made by the Adviser pursuant to the preceding sentence are referred to herein as an “Expense Payment.”
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
Following any quarter in which Available Operating Funds exceed the cumulative distributions paid by us in respect of such quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, in accordance with the stipulations below, as applicable, to the Adviser, until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such quarter have been reimbursed. Any payments required to be made by us are referred to as a “Reimbursement Payment.”
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
Market Trends
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns based on a combination of the following factors.
Limited Availability of Capital for Middle Market Companies. The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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

Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated loan and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated loan and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, will continue to serve as a tailwind to the space.
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
Portfolio and Investment Activity
As of September 30, 2025, based on fair value, our portfolio consisted of 77.5% first lien senior secured debt investments (of which 50.0% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 9.4% second-lien senior secured debt investments, 2.2% unsecured investments, 0.4% specialty finance debt investments, 3.8% preferred equity investments, 5.4% common equity investments, 1.3% specialty finance equity investments and less than 1% joint venture investments.
As of September 30, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 10.2% and 10.0%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.7% and 10.7%, respectively.
As of September 30, 2025, we had investments in 190 portfolio companies with an aggregate fair value of $1.7 billion. Our current target leverage ratio is 0.75x. As of September 30, 2025, we had net leverage of 0.78x debt-to-equity.
Our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers. We have seen an increase in deal activity and, consistent with our last several quarters, a substantial portion of our financings are with existing borrowers, reflecting the advantage of incumbency and scale and allowing us to support their continued growth and maintain the credit quality of our portfolio. We continue to focus on investing in upper middle market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible mission critical solutions and products such as healthcare, business services, technology and insurance brokerage. These companies have diversified revenue streams, strong recurring cash flow profiles and healthy liquidity.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers have a weighted average EBITDA of approximately $200 million (up from approximately $125 million in 2021) and average revenue of approximately $956 million (up from approximately $545 million in 2021) and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection and provide customized flexible solutions. The average hold size of Blue Owl’s direct lending strategy’s new investments is approximately $350.0 million (up from approximately $200.0 million in 2021) and average total new deal size is approximately $1.00 billion (up from approximately $600.0 million in 2021).
We believe that the construction of our current portfolio coupled with our experienced investment team and strong underwriting standards leave us well-positioned for the current economic environment. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged.
Although we marked down some of the positions on our watch list, across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income. We continue to invest in Blue Owl Credit SLF LLC (“Credit SLF”) and specialty financing portfolio companies, including AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”), Amergin Asset Management LLC, Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC and Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”). In the future we may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. We formed Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture intended to invest in equipment leases and in the future we may invest through other cross-platform investment vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could continue to lead to increased dividend income supported by well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended September 30,
($ in thousands)	2025	2024
New investment commitments:
Gross originations	$130,209	$163,595
Less: Sell downs	(873)	—
Total new investment commitments	$129,336	$163,595
Principal amount of new investments funded:
First-lien senior secured debt investments	$87,732	$165,054
Second-lien senior secured debt investments	—	—
Unsecured debt investments	201	—
Specialty finance debt investments	972	—
Preferred equity investments	405	—
Common equity investments	1,952	178
Specialty finance equity investments	5,336	—
Joint venture investments	—	438
Total principal amount of new investments funded	$96,598	$165,670

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$7,892

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(72,385)	$(167,775)
Second-lien senior secured debt investments	—	(6,470)
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	(49)	(87)
Common equity investments	(201)	(15)
Specialty finance equity investments	(3,518)	—
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(76,153)	$(174,347)

Number of new investment commitments in new portfolio companies(1)	11	18
Average new investment commitment amount in new portfolio companies	$7,899	$7,824
Weighted average term for new investment commitments (in years)	5.6	4.0
Percentage of new debt investment commitments at floating rates	98.4%	99.5%
Percentage of new debt investment commitments at fixed rates	1.6%	0.5%
Weighted average interest rate of new investment commitments(2)	8.9%	9.7%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.0%	5.1%
_______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.98% and 4.59% as of September 30, 2025 and 2024, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,368,270	$1,328,523	$1,532,596	$1,515,900
Second-lien senior secured debt investments	186,105	160,937	229,288	200,284
Unsecured debt investments	36,690	37,990	33,526	33,594
Specialty finance debt investments	7,343	7,352	5,016	5,040
Preferred equity investments	65,887	66,077	60,177	59,385
Common equity investments	54,924	92,733	62,167	103,225
Specialty finance equity investments	17,969	23,164	15,236	17,773
Joint ventures	244	266	190	191
Total Investments	$1,737,432	$1,717,042	$1,938,196	$1,935,392
_______________
(1)We consider 50% and 49% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2025 and December 31, 2024, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	As of September 30, 2025		As of December 31, 2024
Advertising and media	2.6%		2.5%
Aerospace and defense	1.0		2.9
Asset Based Lending and Fund Finance(1)	1.8		1.2
Automotive Services	3.1		2.2
Buildings and real estate	4.7		3.5
Business services	2.8		3.1
Chemicals	4.7		4.2
Consumer products	2.8		5.0
Containers and packaging	2.2		1.8
Distribution	3.5		3.0
Education	0.7		0.6
Energy equipment and services	0.6		0.5
Financial services	3.5		3.3
Food and beverage	7.6		8.4
Healthcare equipment and services	3.5		2.9
Healthcare providers and services	8.8		7.2
Healthcare technology	6.7		8.0
Household products	2.3		1.9
Human resource support services	1.9		1.5
Infrastructure and environmental services	0.8		1.2
Insurance(3)	1.7		6.5
Internet software and services	12.0		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.3		2.2
Manufacturing	9.2		8.1
Pharmaceuticals(2)	0.7		0.5
Professional services	2.9		2.5
Specialty retail	3.8		3.5
Telecommunications	0.4		0.5
Transportation	1.4		1.2
Total	100.0%		100.0%
_______________
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
(3)Includes investments in Fifth Season. See “Specialty Finance Portfolio Companies” for more information regarding Fifth Season.
(4)Includes investment in Blue Owl Credit SLF.
(5)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
United States:
Midwest	21.6%	21.7%
Northeast	18.3	15.5
South	35.6	30.0
West	19.8	25.4
International	4.7	7.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of September 30, 2025	As of December 31, 2024
Weighted average total yield of portfolio(1)	10.2%	10.9%
Weighted average total yield of accruing debt and income producing securities(1)	10.7%	11.3%
Weighted average interest rate of accruing debt securities	10.1%	10.6%
Weighted average spread over base rate of all accruing floating rate investments	5.8%	6.0%
_______________
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2025, 1.9% of our portfolio at fair value is on non-accrual.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2025		As of December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$186,285	10.8%	$149,636	7.7%
2	1,343,170	78.3	1,536,225	79.3
3	154,262	9.0	227,474	11.8
4	17,399	1.0	18,813	1.0
5	15,926	0.9	3,244	0.2
Total	$1,717,042	100.0%	$1,935,392	100.0%

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,526,297	95.5%	$1,770,799	98.4%
Non-accrual	72,111	4.5	29,627	1.6
Total	$1,598,408	100.0%	$1,800,426	100.0%
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
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin AssetCo was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of September 30, 2025, the fair market value of our investment in Amergin Asset Management LLC was $2.6 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2025, the fair market value of our investment in Amergin AssetCo was $12.1 million, of which $4.7 million is equity and $7.4 million is debt, and we had an unfunded equity commitment of $2.3 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of September 30, 2025, the fair value of our equity investment in Fifth Season was $4.1 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2025, the fair value of our investment in LSI Financing DAC was $0.2 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25th, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of September 30, 2025, our investment at fair value in LSI Financing LLC was $11.0 million and our total commitment was $14.3 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of September 30, 2025, our investment at fair value in BOCSO was $0.6 million and our total commitment was $0.6 million. As of September 30, 2025, the portfolio consists of one investment with a cost and fair value of $24.6 million and $24.6 million, respectively. As of September 30, 2025, the portfolio industry composition was 100.0% ABF – Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Joint Ventures
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing LLC (“Blue Owl Leasing”) was formed as a joint venture. We co-manage Blue Owl Leasing with Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., a Blue Owl-managed alternative credit fund (Blue Owl Alternative Credit Fund), and California State Teachers Retirement System (each a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments in financing leases. Blue Owl Leasing is managed by the Blue Owl Leasing Members and investment decisions must be unanimous. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing. As of September 30, 2025, Blue Owl Leasing had not made any investments.
On September 30, 2025, BOC Lease I LLC and BOC Lease II LLC, wholly-owned subsidiaries of Blue Owl Leasing, entered into a credit facility with Truist Bank and Deutsche Bank AG, New York Branch. Truist Bank serves as a co-structuring agent and the administrative agent, and Deutsche Bank AG, New York Branch serves as a co-structuring agent. The credit facility includes a maximum borrowing capacity of $300.0 million.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total Investment Income	$46,182	$64,575	$150,715	$195,003
Less: Total Operating Expenses	28,472	40,153	90,833	111,982
Net Investment Income (Loss) Before Taxes	17,710	24,422	59,882	83,021
Less: Income tax expense (benefit), including excise tax expense (benefit)	316	1,321	1,173	2,735
Net Investment Income (Loss) After Taxes	17,394	23,101	58,709	80,286
Net change in unrealized gain (loss)	(16,164)	6,577	(18,796)	(4,444)
Net realized gain (loss)	(9)	(11,772)	(18,700)	(14,562)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,221	$17,906	$21,213	$61,280
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For three and nine months ended September 30, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments, credit spreads tightening across the broader markets, and distributions in excess of earnings.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest income from investments	$38,892	$52,660	$126,049	$158,578
Payment-in-kind interest income	2,764	7,179	10,793	20,875
Dividend income	3,938	3,718	12,158	12,458
Other income	588	1,018	1,715	3,092
Total Investment Income	$46,182	$64,575	$150,715	$195,003
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Investment income decreased to $46.2 million for the three months ended September 30, 2025 from $64.6 million for the same period in prior year primarily due to a decrease in interest income and payment-in-kind (“PIK”) interest income, driven by a decline in the weighted average yield of our portfolio from 11.5% to 10.2% and a decrease in our debt portfolio at par from $1.9 billion to $1.6 billion period over period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and decreased from $1.0 million to $0.7 million period over period primarily due to a decrease in repayment activity. For the three months ended September 30, 2025 and 2024, as a percentage of total income, PIK income decreased to 9.1% from 13.1% as a result of repayment activity and several investments converting to cash pay. Dividend income increased to $3.9 million from $3.7 million in the prior period, primarily due to an increase in dividends earned from our non-controlled, affiliated and controlled, affiliated equity investments. Other income decreased period-over-period due to an decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Investment income decreased to $150.7 million for the nine months ended September 30, 2025 from $195.0 million for the same period in prior year primarily due to a decrease in interest income and PIK interest income, as a result of a decline in weighted average yield from 11.5% to 10.2% while our debt portfolio at par decreased from $1.9 billion to $1.6 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and increased from $4.7 million to $4.9 million period over period due to an increase in repayment activity. For the nine months ended September 30, 2025 and 2024, as a percentage of total income, PIK income decreased to 9.9% from 12.8% as a result of repayment activity and several investments converting to cash pay. Dividend income decreased to $12.2 million from $12.5 million in the prior period, primarily due to an decrease in dividends earned from our non-controlled, non-affiliated equity investments. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$15,975	$25,001	$50,783	$64,227
Management fee, net	6,492	7,816	20,663	23,223
Performance based incentive fees	3,688	4,901	12,451	17,028
Professional fees	1,160	1,096	3,378	3,598
Directors’ fees	195	197	590	588
Other general and administrative	962	1,142	2,968	3,318
Total Operating Expenses	$28,472	$40,153	$90,833	$111,982
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Total operating expenses decreased to $28.5 million for the three months ended September 30, 2025 from $40.2 million for the same period ended September 30, 2024 primarily due to decreases in interest expense, management fees and incentive fees. The decrease in interest expense of $9.0 million was driven by a decrease in our daily weighted average borrowings from $950.5 million to $719.8 million, partially offset by an increase in our weighted average interest rate from 8.2% to 8.4% (including the impact of fees on undrawn portions of our credit facilities) period over period. The decrease in management fees of $1.3 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Total operating expenses decreased to $90.8 million for the nine months ended September 30, 2025 from $112.0 million for the same period ended September 30, 2024 primarily due to decreases in interest expense, management fees and incentive fees. The decrease in interest expense of $13.4 million was driven by a decrease in our daily weighted average borrowings from $901.4 million to $789.0 million and by a decrease in our weighted average interest rate from 8.4% to 8.1% (including the impact of fees on undrawn portions of our credit facilities) period over period . The decrease in management fees of $2.5 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in incentive fees is due to a decrease in investment income period over period.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(15,433)	$5,620	$(20,264)	$(7,435)
Income tax (provision) benefit	(57)	(66)	(142)	(65)
Translation of assets and liabilities in foreign currencies	(674)	1,023	1,610	3,056
Net Change in Unrealized Gain (Loss)	$(16,164)	$6,577	$(18,796)	$(4,444)
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments as further detailed below. For the three months ended September 30, 2024, net unrealized loss was primarily driven by a decrease in the fair value of certain debt investments, partially offset by an increase in certain equity investments as further detailed.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2025	Portfolio Company	For the Three Months Ended September 30, 2024
($ in thousands)		($ in thousands)
Cornerstone OnDemand, Inc.	$666	Pluralsight, LLC	$11,492
Remaining Portfolio Companies	403	KPCI Holdings, L.P.	2,356
PetVet Care Centers, LLC	(455)	Amergin Asset Management, LLC	1,608
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	(686)	Loparex Midco B.V.	1,405
National Dentex Labs LLC (fka Barracuda Dental LLC)	(824)	The Better Being Co., LLC (fka Nutraceutical International Corporation)	1,281
New PLI Holdings, LLC (dba PLI)(1)	(973)	Peraton Corp.	(966)
Pluralsight, LLC	(1,276)	CIBT Global, Inc.	(1,146)
Peraton Corp.	(1,510)	ASP Conair Holdings LP	(2,074)
Loparex Midco B.V.	(2,559)	Walker Edison Furniture Company(1)	(2,308)
Notorious Topco, LLC (dba Beauty Industry Group)	(3,041)	National Dentex Labs LLC (fka Barracuda Dental LLC)	(2,761)
ASP Conair Holdings LP	(5,178)	Remaining Portfolio Companies	(3,267)
Total	$(15,433)	Total	$5,620
_______________
(1)Portfolio company is a non-controlled, affiliated investment.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments. For the nine months ended September 30, 2024, the net unrealized loss was primarily driven by market conditions and markdowns on certain debt investment offset by markups on certain debt and equity investments as detailed below.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Nine Months Ended September 30, 2025	Portfolio Company	For the Nine Months Ended September 30, 2024
($ in thousands)		($ in thousands)
H-Food Holdings, LLC	$17,223	KPCI Holdings, L.P.	$4,221
CIBT Global, Inc.	4,774	The Better Being Co., LLC (fka Nutraceutical International Corporation)	3,176
Valence Surface Technologies LLC	2,331	Loparex Midco B.V.	2,082
Cornerstone OnDemand, Inc.	2,309	Valence Surface Technologies LLC	1,725
Peraton Corp.	(3,133)	Amergin Asset Management, LLC	1,608
EOS Finco S.A.R.L(1)	(3,506)	EOS U.S. Finco LLC	(1,091)
PCF Holdco, LLC (dba PCF Insurance Services)	(5,619)	Remaining Portfolio Companies	(1,246)
Remaining Portfolio Companies	(6,600)	CIBT Global, Inc.	(1,507)
Notorious Topco, LLC (dba Beauty Industry Group)	(8,402)	National Dentex Labs LLC (fka Barracuda Dental LLC)	(3,410)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(8,682)	Walker Edison Furniture Company(1)	(4,491)
ASP Conair Holdings LP	(10,959)	H-Food Holdings, LLC	(8,502)
Total	$(20,264)	Total	$(7,435)
_______________
(1)Portfolio company is a non-controlled, affiliated investment.

Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net realized gain (loss) on investments	$(444)	$(11,775)	$(19,114)	$(11,752)
Net realized gain (loss) on foreign currency transactions	435	3	414	(2,810)
Net Realized Gain (Loss)	$(9)	$(11,772)	$(18,700)	$(14,562)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through September 30, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.6% (based on total capital invested of $3.2 billion and total proceeds from these exited investments of $4.0 billion).
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
As of September 30, 2025 and December 31, 2024, our asset coverage ratios were 219% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2025, taken together with our available debt of $281.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.
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
As of September 30, 2025, we had $49.1 million in cash, including foreign cash. During the nine months ended September 30, 2025, cash provided by operating activities was $254.8 million, primarily as a result of repayments and selldowns of portfolio investments of $408.0 million and other operating activities of $49.7 million, partially offset by funding portfolio investments of $202.9 million. Lastly, we used $256.6 million of cash for financing activities during the period, as a result of distributions paid of $38.7 million, repurchased shares $151.7 million, deferred financing costs paid of $1.2 million, and net repayments on our credit facilities of $65.0 million.
As of September 30, 2024, we had $62.6 million in cash, including foreign cash. During the nine months ended September 30, 2024, cash provided by operating activities was $61.2 million, primarily as a result of selldowns and repayments of portfolio investments of $539.2 million and other operating activities of $52.4 million, partially offset by funding portfolio investments of $530.5 million. Lastly, we used $124.9 million of cash for financing activities during the period, as a result of distributions paid of $45.6 million and repurchased shares of $125.6 million, partially offset by net borrowings of $52.7 million, net of deferred financing costs of $6.4 million.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Three Months Ended
	September 30, 2025		September 30, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	1,151,700	$9,817	1,393,823	$12,393
Repurchased shares	(7,138,809)	(60,323)	(3,785,909)	(33,505)
Total shares/net proceeds	(5,987,109)	$(50,506)	(2,392,086)	$(21,112)

The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	3,743,243	$32,373	4,371,202	$39,198
Repurchased shares	(17,598,030)	(150,967)	(13,985,829)	(125,372)
Total shares/net repurchases	(13,854,787)	$(118,594)	(9,614,627)	$(86,174)
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
During the years ended December 31, 2023, 2024 and the nine months ended September 30, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share

February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	$8.89
March 1, 2023	February 28, 2023	380,932	$8.88
March 29, 2023	March 28, 2023	376,723	$8.90
April 26, 2023	April 25, 2023	377,165	$8.90
April 28, 2023	March 31, 2023	125,586	$8.90
May 31, 2023	May 30, 2023	380,161	$8.88
June 28, 2023	June 27, 2023	366,863	$8.96
July 26, 2023	July 25, 2023	365,479	$8.97
July 31, 2023	June 30, 2023	121,887	$8.97
August 30, 2023	August 29, 2023	366,982	$8.99
September 27, 2023	September 26, 2023	355,431	$9.08
November 1, 2023	October 31, 2023	428,157	$9.02
November 13, 2023	September 30, 2023	356,503	$9.00
November 29, 2023	November 28, 2023	432,272	$9.04
December 27, 2023	December 26, 2023	427,597	$9.03
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share

November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
July 30, 2025	July 29, 2025	385,457	$8.57
August 27, 2025	August 26, 2025	388,223	$8.55
September 25, 2025	September 24, 2025	378,020	$8.45
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following periods:

For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 13, 2025	Quarterly	0.01	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.06	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.06	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.06	7,542
May 6, 2025	July 29, 2025	July 30, 2025	Monthly	0.06	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.06	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.06	7,238
			Total	$0.55	$68,528
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
The following table presents cash distributions per share that were declared for the following periods:

For the Nine Months Ended September 30, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 12, 2024	Quarterly	0.02	2,615
			Total	$0.61	$83,185
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

	For the Nine Months Ended September 30, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.47	$58,709	85.7%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.08	9,819	14.3
Total	$0.55	$68,528	100.0%

	For the Nine Months Ended September 30, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.59	$80,286	96.5%
Net realized gain on investments	—	—	—
Excess (undistributed)(1)	0.02	2,899	3.5
Total	$0.61	$83,185	100.0%
_______________
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except share and per share amounts)
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	$53,838	$8.61	6,252,963
August 18, 2025	September 25, 2025	$60,324	$8.45	7,138,809

Total Return Since Inception
Cumulative total return for the period April 4, 2017 to September 30, 2025 was 79.0% (without upfront sales load) and 70.0% (with maximum upfront sales load). The following table presents cumulative total returns for the nine months ended September 30, 2025, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	1.8%	3.7%	8.0%	8.3%	9.3%	79.0%	70.0%
_______________
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
Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	As of September 30, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$250,000	$36,605	$213,395	$(2,506)	$34,099
SPV Asset Facility I	375,000	145,000	67,843	(3,499)	141,501
CLO XIII	260,000	260,000	—	(1,912)	258,088
2026 Notes	350,000	350,000	—	(2,739)	347,261
Total Debt	$1,235,000	$791,605	$281,238	$(10,656)	$780,949
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	As of December 31, 2024
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
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrow base.
(2)Net Carrying Value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense	$15,030	$19,579	$47,658	$57,113
Amortization of debt issuance costs	945	5,422	3,125	7,114
Total Interest Expense	$15,975	$25,001	$50,783	$64,227
Average interest rate(1)	8.4%	8.2%	8.1%	8.4%
Average daily borrowings	$719,845	$950,519	$788,998	$901,446
_______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2025 (unaudited)	$36.6	$2,190	$—	N/A
December 31, 2024	$50.4	$2,306	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
September 30, 2025 (unaudited)	$145.0	$2,190	$—	N/A
December 31, 2024	$195.0	$2,306	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
September 30, 2025 (unaudited)	$260.0	$2,190	$—	N/A
December 31, 2024	$260.0	$2,306	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
September 30, 2025 (unaudited)	$350.0	$2,190	$—	N/A
December 31, 2024	$350.0	$2,306	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
_______________
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
The summary below reflects the terms of the SPV Asset Facility I as amended from time to time, most recently by the Fourth Amended and Restated Credit Agreement, entered into on July 24, 2025, by the parties to the SPV Asset Facility I, which among other things, removed OR Lending II LLC as a borrower and replaced Cortland Capital market Services LLC as collateral custodian with State Street Bank and Trust Company.
The maximum principal amount of the SPV Asset Facility I is $375 million; the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for a reinvestment period up to and including November 30, 2028. (the “SPV Asset Facility I Commitment Termination Date”). Prior to the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest, dividends, or fees on assets must be used to pay expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. Proceeds received from principal on assets prior to the SPV Asset Facility I Commitment Termination Date must be used to make quarterly payments of principal on outstanding borrowings. Following the SPV Asset Facility I Commitment Termination Date, proceeds received by the Subsidiaries from interest and principal on collateral assets must be used to make quarterly payments of principal on outstanding borrowings. Subject to certain conditions, between quarterly payment dates prior to and after the SPV Asset Facility I Commitment Termination Date, excess interest proceeds and principal proceeds may be released to the Subsidiaries to make distributions to us.
The SPV Asset Facility I will mature on November 30, 2030. Amounts drawn in USD bear interest at Term SOFR plus a 2.05% spread and the spread is also payable on a portion of any undrawn amounts. The Company borrows utilizing three-month SOFR rate loans.
Borrowings of the Subsidiaries are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
In connection with the SPV Asset Facility I, we entered into a Non-Recourse Carveout Guaranty Agreement on the SPV Asset Facility I Closing Date, which was amended and restated twice on March 11, 2019 and April 29, 2019, and was further amended by Amendment No. 1 to Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of July 24, 2025 with State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, we guarantee certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility I.
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
Debt Securitization Transaction
We incur secured financing through a debt securitization transaction (the “CLO Transaction”) issued by our consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which we purchase. We act as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuer in our consolidated financial statements.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2025	As of	As of December 31, 2024
Total net unfunded revolving loan commitments	$92,472		$99,069
Total net unfunded delayed draw loan commitments	82,084		77,698
Total unfunded specialty finance debt commitments	—		—
Total net unfunded revolving and delayed draw loan commitments	$174,556		$176,767

Total unfunded specialty finance equity commitments	$6,242		$4,996
Total unfunded equity commitments	232		—
	$6,474		$4,996
Total Unfunded Commitments	$181,030		$181,763

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception) to March 31, 2025, of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered. We terminated our continuous public offering as of April 30, 2021.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of September 30, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$36,605	$—	$—	$36,605	$—
SPV Asset Facility I	145,000	—	—	—	145,000
CLO XIII	260,000	—	—	—	260,000
2026 Notes	350,000	—	350,000	—	—
Total Contractual Obligations	$791,605	$—	$350,000	$36,605	$405,000
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
Recent Developments
Dividends
On November 4, 2025, our Board approved regular monthly distributions for November 2025 through January 2026. The regular monthly cash distributions, each in the gross amount of $0.05 per share, will be payable monthly to shareholders of record as of the monthly record date.
Owl Rock CLO XIII Redemption
On October 16, 2025, the CLO XIII Issuer redeemed and paid in full all classes of the CLO XIII Secured Notes, plus accrued interest thereon though October 16, 2025.
Merger Agreement with Blue Owl Capital Corporation
On November 5, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Capital Corporation, a Maryland corporation (“OBDC”), Cowboy Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OBDC (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of OBDC (the “Initial Merger”), and, immediately thereafter, we will merge with and into OBDC, with OBDC continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of our common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by OBDC or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of OBDC’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
Under the terms of the Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Mergers and based on (i) the net asset value (“NAV”) per share of OBDC’s common stock (the “OBDC Per Share NAV”) and the adjusted net asset value per share of us (the “OBDC II Per Share NAV”) and (ii) the closing price per share of OBDC’s common stock on the NYSE on either the Determination Date or, if the NYSE is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “OBDC Common Stock Price”).

The Exchange Ratio will be calculated as follows:
(i)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is less than or equal to 100%, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Per Share NAV; or
(ii)if the quotient of the OBDC Common Stock Price and the OBDC Per Share NAV is greater than 100%, the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OBDC II Per Share NAV and the OBDC Common Stock Price.

Consummation of the Mergers, which is currently anticipated to occur during the first quarter of 2026, is subject to certain closing conditions, including (1) requisite approvals of our shareholders, (2) the effectiveness of an amendment to our Articles of Amendment and Restatement, (3) the absence of certain enumerated legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement for OBDC’s common stock to be issued as consideration in the Mergers, (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (6) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (7) the absence of a material adverse effect in respect of the parties, and (8) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
Prior to the anticipated closing of the Mergers, we and OBDC intend to declare and pay ordinary course dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of our board of directors, we may declare a dividend to its shareholders equal to undistributed net investment income estimated to be remaining as of the closing of the Mergers, if any.
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to our Current Report on Form 8-K, dated November 5, 2025, the terms of which are incorporated herein by reference. In connection with the Mergers, we plan to file with the SEC and mail to its shareholders a proxy statement/prospectus (the “Proxy Statement”) and OBDC plans to file with the SEC a registration statement on Form N-14 (the “Registration Statement”) that will include the Proxy Statement and a prospectus of OBDC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, a prolonged government shutdown, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Adviser, as our valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of our Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. The independent third-party valuation firm(s) engaged at the discretion of the Adviser and its affiliates are full service financial institutions engaged in a variety of activities and from time to time we may receive or provide additional services to or from such independent third-party valuation firm(s).
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

As of September 30, 2025, 98.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility, SPV Asset Facility, and CLO XIII bear interest at variable rates with interest floors of 0.0%. The 2026 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$45.3	$(13.2)	$32.1
Up 200 basis points	$30.2	$(8.8)	$21.4
Up 100 basis points	$15.1	$(4.4)	$10.7
Down 100 basis points	$(15.1)	$4.4	$(10.7)
Down 200 basis points	$(30.2)	$8.8	$(21.4)
Down 300 basis points	$(45.0)	$13.2	$(31.8)
_______________
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

Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, issuance or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2025 and December 31, 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Because the market price of OBDC’s common stock will fluctuate, our common shareholders cannot be sure of the market value of the Merger Consideration they will receive until the closing of the Mergers.
At the effective time of the Mergers, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by OBDC or any of its consolidated subsidiaries), will be converted into the right to receive a number of shares of OBDC’s common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.
The market value of the shares of OBDC’s common stock to be received by our common shareholders (together with cash to be received by our common shareholders in lieu of fractional shares, the “Merger Consideration”) may vary from the closing price of OBDC’s common stock on the date the Mergers were announced, on the date of the filing of this Quarterly Report on Form 10-Q, on the date that our proxy statement/prospectus is mailed to shareholders, on the date of our special meeting of shareholders and on the date the Mergers are completed and thereafter. Any change in the market price of OBDC’s common stock prior to completion of the Mergers will affect the market value of the Merger Consideration that our shareholders will receive upon completion of the Mergers.
Accordingly, at the time of our special meeting of shareholders, our shareholders will not know or be able to calculate the market price of the Merger Consideration they would receive upon completion of the Mergers.
The market price and liquidity of the market for OBDC’s common stock may be significantly affected by numerous factors, some of which are beyond OBDC’s control and may not be directly related to OBDC’s operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in OBDC’s sector, which are not necessarily related to the operating performance of the companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;
•loss of OBDC’s qualification as a RIC or BDC;
•changes in market interest rates and decline in the prices of debt;
•changes in earnings or variations in operating results;
•changes in the value of OBDC’s portfolio investments;
•changes in accounting guidelines governing valuation of OBDC’s investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Adviser’s or any of its affiliates’ key personnel;
•operating performance of companies comparable to OBDC;
•general economic trends and other external factors; and
•loss of a major funding source.
Sales of shares of OBDC’s common stock after the completion of the Mergers may cause the market price of OBDC’s common stock to decline.
At the effective time of the Mergers, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by OBDC or any of OBDC’s consolidated subsidiaries), will be converted into the right to receive a number of shares of OBDC common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.
Our shareholders may decide not to hold the shares of our common stock that they will receive pursuant to the Merger Agreement. Certain of our shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of OBDC common stock that they receive pursuant to the Merger Agreement. In addition, OBDC shareholders may decide not to hold their shares of OBDC common stock after completion of the Mergers. In each case, such sales of OBDC common stock could have the effect of depressing the market price for OBDC’s common stock and may take place soon after the completion of the Mergers.

Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our shareholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies.
Prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current NAV per share of our common stock and OBDC’s common stock, we and OBDC may issue additional shares of our common stock and OBDC common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current shareholders or to be held by OBDC shareholders, as applicable.
We may be unable to realize the benefits anticipated by the Mergers, including estimated operating cost savings and financing cost savings over time, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with OBDC’s investment portfolio and the integration of our business with OBDC’s business. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into OBDC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
OBDC also expects to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume OBDC will be able to combine our operations and its operations in a manner that permits those cost savings to be fully realized. In addition, immediately after the occurrence of the effective time of the merger and prior to the Second Merger, the Investment Advisory Agreement and the Administration Agreement shall be automatically terminated, and we shall be responsible for any final or outstanding payments owed under these agreements, which could impact estimates and cost savings. If the estimates turn out to be incorrect or if OBDC is not able to combine our investment portfolio or business with its operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.
The Mergers may trigger certain “change of control” provisions and other restrictions in our or OBDC’s contracts or contracts of our respective affiliates, and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain of our or OBDC’s agreements or contracts of our respective affiliates, which may include agreements governing our indebtedness or the indebtedness of OBDC, will or may require the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our and OBDC’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, OBDC may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that OBDC will be able to replace or amend any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing OBDC from operating a material part of our business.
In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us and OBDC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.
The opinion delivered to our Board and the OBDC II Special Committee from its financial advisor prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinion.
The opinion of the financial advisor to the Special Committee of the Company’s Board (the “OBDC II Special Committee”) was delivered to the OBDC II Special Committee and our Board on, and was dated, November 4, 2025. Changes in our or OBDC’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or OBDC may significantly alter our or OBDC’s respective value or the respective price of shares of our common stock or OBDC’s common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion.

The announcement and pendency of the Mergers could adversely affect both our and OBDC’s business, financial results and operations.
The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both our and OBDC’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and OBDC have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and OBDC’s future revenues and results of operations.
We and OBDC are also subject to restrictions on the conduct of each of our and OBDC’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring OBDC and us to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and OBDC’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and OBDC’s respective assets, amend each of our and OBDC’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent OBDC or us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Mergers.
If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•the market price of OBDC’s common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed; and
•we may not be able to find a party willing to pay an equivalent or more attractive price than the price OBDC agreed to pay in the Mergers.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
The Mergers are subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of our shareholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our shareholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our shareholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our shareholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
Litigation filed against us and OBDC in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.
From time to time, we and OBDC may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Mergers or could prevent the Mergers from being completed.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.
We and OBDC may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting shareholder approval.
Certain conditions to our and OBDC’s obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and OBDC. In the event that any such waiver does not require resolicitation of shareholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further shareholder approval. The conditions in the Merger Agreement requiring the approval of our shareholders and OBDC shareholders, however, cannot be waived.
The market price of OBDC’s common stock after the Mergers may be affected by factors different from those affecting OBDC’s common stock currently.
Our business and OBDC’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of OBDC’s common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and OBDC and the market prices of OBDC’s common stock. These factors include a larger shareholder base and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.
Our shareholders do not have appraisal rights in connection with the Mergers.
Appraisal rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Maryland law, holders of shares of OBDC common stock and our shareholders will not have rights to an appraisal of the fair value of their shares in connection with the Mergers.
The Mergers may not be treated as a tax-free reorganization under Section 368(a) of the Code.
We and OBDC intend that the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a customary legal opinion to that effect. However, if the IRS were to successfully assert that the Mergers should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of our common stock for OBDC common stock in the Mergers.
OBDC is expected to be subject to an annual limitation on its use of our capital loss carryforwards (and certain unrecognized built-in losses), if any.
We may have capital loss carryforwards (and unrealized built-in losses) for U.S. federal income tax purposes. Subject to certain limitations, capital loss carryforwards and recognized built-in losses may be used to offset future recognized capital gains. Section 382 of the Code imposes an annual limitation on the ability of a corporation, including a RIC, that undergoes an “ownership change” to use its capital loss carryforwards and unrealized built-in losses. The Mergers are expected to result in such an “ownership change” of us for the purposes of Section 382 of the Code. Such a limitation may, for any given year, have the effect of potentially increasing the amount of OBDC’s U.S. federal net capital gains for such year and, hence, the amount of capital gains dividends OBDC would need to distribute to remain a RIC and to avoid U.S. income and excise tax liability, as compared to what the net capital gains would be with full use of such losses.
The combined company may incur adverse tax consequences if either us or OBDC have failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.
Each of us and OBDC have elected to qualify as a RIC and operated in a manner that each of us and OBDC believe has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to OBDC) following the Mergers. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If we or OBDC have failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of our common stock. In addition, if either we or

OBDC have failed or fail to qualify as a RIC for U.S. federal income tax purposes, the analysis of the Mergers as a tax-free reorganization could be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In order to satisfy the reinvestment portion of our dividends for the nine months ended September 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below. These issuances were not subject to the registration requirements of the Securities Act.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
July 30, 2025	July 29, 2025	385,457	$8.57
August 27, 2025	August 26, 2025	388,223	$8.55
September 25, 2025	September 24, 2025	378,020	$8.45
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
The following provides information regarding repurchases of our shares:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except share and per share amounts)
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	$36,020	$8.96	4,020,194
August 28, 2023	September 25, 2023	$28,144	$9.08	3,099,549
November 27, 2023	December 22, 2023	$16,397	$9.03	1,815,787
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	$31,358	$9.00	3,484,167
August 26, 2024	September 23, 2024	$33,505	$8.85	3,785,909
November 25, 2024	December 23, 2024	$38,391	$8.80	4,362,658
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	$53,838	$8.61	6,252,963
August 18, 2025	September 25, 2025	$60,324	$8.45	7,138,809
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information.
Diversified Lending Investment Committee
The Adviser’s investment team (the “Investment Team”) is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and the Diversified Lending Investment Committee. The Adviser’s Diversified Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Logan Nicholson, Alexis Maged, Patrick Linnemann and Meenal Mehta and, effective November 1, 2025, Matthias Ederer.
Mr. Ederer is a Senior Managing Director at Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Before joining Blue Owl, Mr. Ederer was a Partner at BC Partners, where he co-founded the credit business and served on the investment committee. Prior to that, Mr. Ederer was a Partner at Wingspan Investment Management. Mr. Ederer began his career at Goldman Sachs & Co., working in the Special Situations Group and the Bank Loan Distressed Investing Group in London and New York. Mr. Ederer received an M.Phil. in Economics from the University of Oxford, Nuffield College and a B.Sc. in Economics from the University of Warwick.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Fourth Amended and Restated Credit Agreement, dated as of July 24, 2025, by and among ORCC II Financing LLC, as Borrower, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2025).

10.2
Fourth Amended and Restated to Credit and Margining Agreement, dated as of July 24, 2025, between ORCC II Financing LLC, as Borrower, and Goldman Sachs Bank USA, as Administrative Agreement under the Fourth Amended and Restated Credit Agreement, dated as of July 24, 2025, by and among ORCC II Financing LLC, as Borrower, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2025).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2025.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: November 5, 2025	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 5, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer