Form 10-K
period 2025-12-31
Blue Owl Capital Corp II
filed 2026-03-05
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2025, has not been provided because there is no established market for the registrant’s shares of common stock.
As of February 26, 2026, the registrant had 115,645,934 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, changes in law or regulation, including the impact of tariff enactment and tax reductions, trade disputes with other countries, and the risk of recession or future government shutdowns could impact our business prospects and the prospects of our portfolio companies;
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
•the effect of legal, tax and regulatory changes on our business and our portfolio companies;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, uncertainty with respect to immigration, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

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

PART I
Item 1. Business.
Our Company
Blue Owl Capital Corporation II was formed on October 15, 2015, as a corporation under the laws of the State of Maryland. Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle-market companies. Within this space, we predominantly focus on investing in institutionally-backed, upper middle-market businesses, which we categorize as those generating greater than $50 million of EBITDA annually. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through special purpose vehicles.
Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2025, our Adviser and its affiliates have originated $187.0 billion aggregate principal amount of investments, of which $182.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle-market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
In general, we define “middle-market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $25 million and $500 million annually, and/or annual revenue of $125 million to $5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. The investment size will vary with the size of our capital base. As of December 31, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 95.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $921 million and weighted average annual EBITDA of $201 million.
While we believe that current market conditions favor extending credit to middle-market companies in the United States, our investment strategy is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. As of December 31, 2025, based on fair value, our portfolio consisted of 77.4% first lien senior secured debt investments (of which 48.0% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 8.3% second-lien senior secured debt investments, 2.5% unsecured investments, 0.5% specialty finance debt investments, 4.3% preferred equity investments, 5.1% common equity investments, 1.9% specialty finance equity investments and less than 1% joint venture investments. As of December 31, 2025, 97.0% of our debt investments based on fair value are floating rate in nature and subject to interest rate floors. As of December 31, 2025, we had investments in 183 portfolio companies, with an average investment size in each of our portfolio companies of approximately $8.6 million based on fair value.
As of December 31, 2025, our portfolio was invested across 30 different industries. The largest industry in our portfolio as of December 31, 2025, was internet software and services, which represented 10.9% of our total portfolio, based on fair value.
Subsequent to year-end, on February 18, 2026, we entered into loan sale agreements with four institutional investors to sell a portion of our portfolio company investments having aggregate total debt commitments of $600.0 million at a price of 99.8% of par value as part of a $1.4 billion transaction. See “Recent Developments — Asset Sale.” Using the proceeds from these asset sales, on March 5, 2026, our Board declared a special cash return of capital distribution to all of our shareholders of $2.50 per share, representing 30% of our NAV as of December 31, 2025, payable on or before March 31, 2026 to shareholders of record as of March 24, 2026. Subject to the approval of our Board, we also intend to prioritize additional return of capital distributions to our shareholders on a quarterly basis and expect to fund these quarterly returns of capital with repayments, earnings, proceeds from the sale of assets or strategic transactions. Based on our visibility of repayments in the short-term and long term repayment expectations (generally 6-8% historically), we anticipate that we may return 5% or more of our capital to shareholders each quarter which, inclusive of the return of capital from the asset sale, is expected to result in the return of 50% or more of our capital to shareholders in 2026. We also expect, subject to the approval of our Board, to continue to make monthly cash dividends to our shareholders from the Company’s net investment income.
Pro forma for these asset sales, we believe the portfolio remains attractive and well-diversified as portfolio composition, sector concentrations, credit quality and borrower characteristics remain substantially consistent with the prior portfolio. The portfolio will contain the same number of portfolio companies at 183 across 30 industries with over 80% in senior secured loans, an average position size of 0.5% and 2.2% of the portfolio on non-accrual at fair value. Other key metrics will remain largely unchanged including: weighted average EBITDA of approximately $200mm, interest coverage at 1.9x, as well as weighted average spread and maturities. We believe this consistency reflects our disciplined portfolio construction, which has underpinned our strong net annualized total return since inception. We also maintain a strong liquidity position, with approximately $447.0 million in cash and undrawn debt capacity, and a conservative leverage profile, with net debt-to-equity of 0.52x pro forma for these asset sales.
We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
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
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (the “Board”) in its sole discretion.
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. To achieve our investment objective, we leverage Blue Owl’s relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.
We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). We currently have in place a senior secured revolving credit facility and one special purpose vehicle asset credit facility, and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes and in the future may issue additional unsecured notes. In addition from time to time, we may enter into term debt securitization transactions, also known as collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
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
The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl which consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in or providing debt financing to large, multi-product private equity and private credit firms, and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle-market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”), and Blue Owl

Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, ODCA, OTCA, and OTCA II, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations, and provides investment advisory and management services to us.
As of December 31, 2025, the Blue Owl Credit Advisers managed $157.8 billion in assets under management (“AUM”) of which $115.0 billion was attributable to strategies within the direct lending strategy which includes the following:
•Diversified Lending — The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies.
•Technology Lending — The technology lending strategy seeks to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States.
•First Lien Lending — The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to private equity sponsored, middle market businesses based primarily in the United States.
•Opportunistic Lending — The opportunistic lending strategy seeks to generate attractive, risk-adjusted returns by taking advantage of credit opportunities in U.S. middle market companies with liquidity needs and market leaders seeking to improve their balance sheets.
We refer to the Blue Owl BDCs and the private funds, interval fund and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending strategy, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (2) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; and (3) liquid credit, which focuses on the management of collateralized loan obligation vehicles (“CLOs”). Blue Owl’s Credit platform also includes other adjacent investment strategies (e.g., strategic equity assets and healthcare companies).
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. In order to address these conflicts, the Blue Owl Credit Advisers have put in place investment allocation policies that address the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.”

In addition, we rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Market Trends
We believe the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.
Limited Availability of Capital for Middle-Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Year-End 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle-market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle-market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle-market companies. We believe U.S. middle-market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle-market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle-market, present an attractive opportunity to invest in middle-market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle-Market Finance Left by Banks — Access to underwritten bond and syndicated loan markets is challenging for middle-market companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite middle-market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, larger higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — We believe the directly negotiated nature of middle-market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle-market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
Conservative Capital Structures — With more conservative capital structures, U.S. middle-market companies have exhibited higher levels of cash flows available to service their debt. In addition, U.S. middle-market companies often are characterized by simpler capital structures than larger borrowers, which facilitates a streamlined underwriting process and, when necessary, restructuring process.
Attractive Opportunities in Investments in Loans — We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Potential Competitive Advantages
We believe that the Adviser’s disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving our capital. We believe that we represent an attractive investment opportunity for the following reasons:
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure — The members of the Diversified Lending Investment Committee have an average of over 25 years of experience in private lending and investing at all levels of a company’s capital structure, particularly in high yield securities, leveraged loans, high yield credit derivatives and distressed securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Diversified Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Diversified Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers’ needs.
Distinctive Origination Platform — To date, a substantial majority of our investments have been sourced directly. We believe that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes more than 130 investment professionals (over 40 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors and companies. In addition, we believe that the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since the inception of the origination platform in April 2016 through December 31, 2025, the Adviser and its affiliates have reviewed over 11,130 opportunities and sourced potential investment opportunities from more than 840 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl’s relationships, allowing it to be highly selective in the transactions it pursues.
Potential Long-Term Investment Horizon — We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).
Defensive, Income-Orientated Investment Philosophy — The Adviser employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity as well as ongoing monitoring of each investment made, with particular emphasis on early detection of credit deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
Active Portfolio Monitoring — The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. Although we may invest in “covenant-lite” loans, which generally do not have a complete set of financial maintenance covenants, we anticipate that many of our investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Increasing Benefits of Scale — We believe the Adviser’s robust, scaled infrastructure and focus on direct lending provides us a competitive advantage which enables us to provide attractive solutions as a trusted partner and therefore continue to capture market share. Blue Owl’s differentiated approach and scaled platform allow us to capitalize on opportunities across the sizing spectrum—from bespoke financing solutions to traditional upper-middle-market loans and, increasingly, loans of $2.0 billion or more. Blue Owl’s Credit platform’s scale has demonstrated the ability to originate larger deals, while also providing diversification. We believe our scale enables Blue Owl to broaden our deal funnel and provides us access to more investment opportunities than many other direct lenders.
Investment Selection
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies with Positive Cash Flow — We seek to invest in companies with sound historical financial performance and a history of profitability which we believe tend to be well-positioned to maintain consistent, often contractual, cash flow to service and repay their obligations and maintain growth in their businesses or market share in all market conditions, including in the event of a recession. The Adviser primarily focuses on upper middle-market companies with a history of profitability on an operating cash flow basis, a high percentage of recurring revenue and with limited cyclicality in their end markets. The Adviser does not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

Strong Competitive Position in Industry — The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team — We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base — We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy — While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
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
Financial Sponsorship — We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries — We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in stable, recession-resistant, strategically valuable industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 0.5-1.5% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Investment Process Overview
Origination and Sourcing — The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process — The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
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
Selective Investment Process — After an investment has been identified and preliminary diligence has been completed, a Diversified Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution — Approval of an investment requires the approval of a majority of the Diversified Lending Investment Committee. Once the Diversified Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. Additionally, a majority of the Diversified Lending Investment Committee may approve parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective.
Inclusion of Covenants — Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring — The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
Debt Investments — The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2025, 48.0% of our first lien debt was comprised of unitranche loans.
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
Our debt investments may be structured as annualized recurring revenue (“ARR”) loans, which are loans made to a company that may not currently be EBITDA positive because they have strategically determined to postpone profitability in favor of acquiring customers that will generate a high lifetime value over time. Generally, our ARR loans are made to high growth technology companies with a stable base of existing customers, providing strong revenue visibility. We believe the recurring revenue market to be underserved and find that ARR loans often have attractive risk adjusted return profiles, in the form of pricing, credit documentation, and /or loan-to-values, relative to the broader market.
Equity Investments — Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies — We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
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
•Fifth Season Investments LLC (“Fifth Season”), a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.
•LSI Financing 1 DAC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
•Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”) a portfolio company formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets.
Joint Ventures — We may make equity investments in joint ventures. Our joint ventures include:
•Blue Owl Credit SLF LLC (“Credit SLF”) is a joint venture whose principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
•Blue Owl Leasing LLC (“Blue Owl Leasing”), a cross-platform joint venture that invests in equipment leases and loans.
Investments
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies and is intended to generate favorable returns across credit cycles with an emphasis on preserving capital. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities, including common and preferred stock, securities convertible into common stock, and warrants. We define “middle-market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion at the time of investment. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios (e.g., the amount of outstanding debt as a percentage of the value of the company) of 50% or lower. Our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio). To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes.
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

As of December 31, 2025 and 2024, we had investments in 183 and 182 portfolio companies, respectively, with an aggregate fair value of $1.58 billion and $1.94 billion, respectively. The table below presents our investments for the following periods:

	December 31, 2025			December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
First-lien senior secured debt investments(1)	$1,251,162	$1,221,372	$(29,790)	$1,532,596	$1,515,900	$(16,696)
Second-lien senior secured debt investments	159,446	131,054	(28,392)	229,288	200,284	(29,004)
Unsecured debt investments	37,347	38,673	1,326	33,526	33,594	68
Specialty finance debt investments	7,483	7,491	8	5,016	5,040	24
Preferred equity investments	67,578	67,143	(435)	60,177	59,385	(792)
Common equity investments	55,486	80,120	24,634	62,167	103,225	41,058
Specialty finance equity investments	25,571	30,360	4,789	15,236	17,773	2,537
Joint ventures	334	337	3	190	191	1
Total Investments	$1,604,407	$1,576,550	$(27,857)	$1,938,196	$1,935,392	$(2,804)
As of December 31, 2025 and 2024, we had outstanding commitments to fund unfunded investments totaling $148.5 million and $181.8 million, respectively.
For additional information about our investment portfolio refer to “Note 4 —Investments” to our consolidated financial statements included in this annual report on Form 10-K (“Annual Report”).
Blue Owl Credit SLF LLC
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture. We, Blue Owl Capital Corporation (“OBDC”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”), and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF Supplemental Financial Information.
Blue Owl Leasing LLC
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between us, OBDC, OCIC, OTF, OTIC, Blue Owl Alternative Credit Fund, and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by the Blue Owl Leasing Members. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.

Refer to Exhibit 99.3 for the Blue Owl Leasing Supplemental Financial Information.
Capital Resources and Borrowings
We anticipate generating cash in the future from cash flows from operations, including interest received on our debt investments. We may also issue common stock and debt securities from time to time subject to the approval of our Board.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. Our current target leverage ratio is 0.75x. As of December 31, 2025 and 2024, our asset coverage was 240% and 231%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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

For additional information about our debt obligations refer to “Note 5 – Debt” in this Annual Report and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources — Debt.”
Distribution Policy
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.
We can be expected to incur in the future such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under subchapter M of the Code or if we make investments through taxable subsidiaries.”
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
On February 17, 2026 our Board determined to terminate our distribution reinvestment plan. As a result, commencing with any distributions payable on or after March 18, 2026, all distributions will be paid in cash. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments — Termination of Dividend Reinvestment Plan.”

Competition
Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds and alternative asset managers. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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
Board Approval of the Investment Advisory Agreement
On May 5, 2025, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
On May 5, 2025, based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement, as being in the best interests of our shareholders.
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
The Administration Agreement became effective on May 18, 2021 and the continuation of the Administration Agreement was approved by the Board on May 5, 2025. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, and as otherwise set forth in the Administration Agreement). We also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and Administration Agreement, and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•U.S. federal, state and local taxes;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administration Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”

Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our investors and the communities in which we operate. We believe our Adviser’s sustainability efforts reflect strong leadership and oversight by Blue Owl’s senior management and Blue Owl’s Board and Blue Owl’s commitment to its priority areas.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by Blue Owl’s Chief Operating Officer and its activities are managed by the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating business relevant ESG factors into its corporate and investment activities has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Belonging
The Adviser seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. The Adviser’s values—mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for the Adviser’s employees:
•Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led.
•Blue Owl Celebrates is a series that honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action.
•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, events, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates.
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission — unlocking opportunity by powering access to college, to careers, and to capital — through strategic nonprofit partnerships.

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
A BDC generally is required to meet an asset coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain conditions are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. The reduced asset coverage requirement permits a BDC to double the amount of leverage it could incur.
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, certain former citizens or long-term residents of the United States, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
The discussion is based upon the Code, U.S. Department of Treasury (“Treasury”) regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact shareholders. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate tax, U.S. state or local taxation or non-U.S. taxation. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income tax regardless of its source.
A “Non-U.S. Shareholder” is a beneficial owner of our common stock that is neither a U.S. Shareholder nor a partnership for U.S. tax purposes.

If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the U.S. federal income tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult his, her or its own tax advisers with respect to the U.S. federal income tax consequences of the purchase, ownership and disposition of such shares.
Tax matters are very complicated and the tax consequences to an investor of an investment in our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to distribute) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our shareholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the Annual Distribution Requirement. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
We make available free of charge on our website (www.blueowlproducts.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
We are subject to risks related to macroeconomic factors.
•Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
•Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
•Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
We are subject to risks related to our business and operations.
•The lack of liquidity in our investments may adversely affect our business.

•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
•Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
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
•Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
•Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•We are subject to risks in using custodians, counterparties, administrators and other agents.
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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
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
•Our shares are not listed, and we do not intend to list our shares, on an exchange, nor quoted through a quotation system. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our Company.
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
•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.
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
Macroeconomic Factors
Difficult market and geopolitical conditions could have a significant adverse effect on our business, financial condition and results of operations.
Our business, financial conditions and results of operations may be affected by conditions and trends in the global financial markets and the global economic and political climate relating to, among other things, fluctuations in interest rates, the availability and cost of credit, future increases in inflation, economic uncertainty, changes in laws (including laws and regulations relating to our taxation, taxation of our clients and applicable to alternative asset managers), trade policies, commodity prices, tariffs (including retaliatory tariffs), currency exchange rates and controls, political elections and administration transitions, and national and international political events (including contract terminations or funding pauses, government agency closures, prolonged government shutdowns, wars and other forms of conflict, terrorist acts, and security operations), work stoppages, labor shortages and labor disputes, supply chain disruptions and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health pandemics.
Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we operate. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.
These factors are outside of our control and may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing wars and conflicts between Russia and Ukraine, as well as continued political and social unrest in Venezuela, the Middle East and regions of North Africa. Concerns over economic recession, future increases in inflation, interest rate volatility, fluctuations in oil and gas prices resulting from global production and demand levels and geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Due to interrelationships within the global financial markets, our business may be adversely affected by such issues both within and outside of the directly affected regions.
During periods of difficult market conditions or slowdowns, which may be across one or more industries, sectors or geographies, the companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, those companies may also have difficulty in pursuing growth strategies, expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including obligations and expenses payable us. Negative financial results in our portfolio companies could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have been impacted by inflation. Uncertain market conditions caused by increased inflation or other conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors. In addition, unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable.

Future increases in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. In addition, lower interest rates may increase prepayment risk for our portfolio company investments with higher interest rates. The Federal Reserve decreased the federal funds rate three times in 2025. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-22.5%	-13.9%	-5.2%	3.5%	12.2%
______________
(1)Assumes, as of December 31, 2025, (i) $1.65 billion in total assets, (ii) $0.68 billion in outstanding indebtedness, (iii) $0.95 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.9%.
See “ITEM 7. —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
Defaults and provisions under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities and notes currently expire between November 2026 and November 2030. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—Capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”
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
Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. Any failure to find, hire, train, supervise and manage new investment professionals could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve our investment objective also depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform (including Blue Owl's alternative credit products), the private funds managed by Blue Owl’s GP Strategic Capital platform, the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
Numerous factors increase our competitive risks, including, but not limited to:
•Some of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Some of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
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
Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Malicious cyber activity involving ransomware, extortion, business email compromise, social engineering and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new AI technologies, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite implementation of a variety of security measures, are vulnerable to security breaches and cyber-attacks. A cyber-attack is considered to be an intentional attack or an unintentional event or series of events and involves gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption or otherwise compromising the confidentiality, integrity or availability of our systems or infrastructure. Some factors that could create a heightened risk of a cyber incident include the use of remote work tools and/or third-party service providers, including cloud-based service providers. In addition, we may be the target of social engineering, fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. In addition to cyber-related threats, our and our affiliates’ information systems and those of our third-party service providers may be subject to failures or interruptions arising from other causes beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes or hurricanes, disease pandemics, social unrest and geopolitical events including wars and acts of terrorism. Any such events could materially disrupt our operations and adversely affect our business and financial results. The result of any cyber-attack may include disrupted operations, including in our, our affiliates’, our investors’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer.
The rapid evolution and increased availability of artificial intelligence and machine learning technologies (collectively, “AI technologies”) may also intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. For example, threat actors could impersonate Blue Owl or its employees, including through the use of AI technologies. Such technologies make such impersonation more likely to occur or appear more credible.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, including increased risks resulting from remote work. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. Outages of and interruptions to third-party software vendors’ services, including as a result of the termination of an agreement with a third-party service provider, have previously resulted in and could in the future result in temporary disruptions to our and our affiliates’ normal operations. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-attack, do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-attack techniques change frequently or are not recognized until launched and because cyber-attacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personally identifiable information of our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. Our products may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of personally identifiable, proprietary business data or other sensitive information, by third parties, as a result of the negligence or malfeasance of third party service providers that have access to such confidential information or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Use of AI technologies by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business, products, portfolio companies and investments. AI technologies may result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render our Adviser’s underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business, products, portfolio companies and investments. Additionally, we and the companies in which we invest could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by our and our affiliates’ service providers. Additionally, the Adviser expects to use AI technologies in connection with its business activities, including to support our due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting our decision-making and investment processes, which could have adverse impacts on us and our portfolio companies.

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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. In May 2024, the SEC adopted amendments to Regulation S-P that require covered institutions, such as investment companies, to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require that the response program include procedures for, with certain limited exceptions, covered institutions to provide notice to individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The amendments took effect on August 2, 2024, and had a compliance deadline of December 3, 2025 for large entities. We also face and expect to continue to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”).
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws where such laws focus on privacy as an individual right in general. Further, the Company’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. For example, the SEC’s most recent amendments to Regulation S-P require notification of affected customers no later than 30 days after becoming aware of a security incident that compromises their sensitive customer information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.

We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors, regulators and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance, regulators and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fails, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources on and place continued importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, has also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”). Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the countries in which our Adviser operates and invests, as well as in the states and localities where our Adviser serves public sector clients. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flows. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2025. Additionally, in January 2025, the current U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
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
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-Related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of related disclosure obligations and may result in additional compliance burdens, increased legal and compliance costs, and enhanced disclosure obligations. From a European perspective, the European Union has in place regulation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including, without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to the SFDR categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
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
As a result of these and other legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
We may be the target of litigation or similar proceedings in the future and we are subject to public perception risks.
We could generally be subject to litigation or similar proceedings in the future, including securities litigation and derivative actions by our stockholders. Any litigation or similar proceedings could result in substantial costs, divert management’s attention and resources from our business or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, in recent periods, there has been increased negative publicity with respect to the private credit industry, which could in the future harm our reputation.
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
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest
Additionally, because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain of which may have investment objectives that overlap with ours. As a result, conflicts may arise with respect to the allocation of investment opportunities among those products. For example, the Adviser is permitted to allocate an investment to a number of products across its platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products. These conflicts include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us. In addition, investments by more than one Blue Owl product in a portfolio company also have the potential to raise the risk of using assets of one Blue Owl product to support positions taken by another.
To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policies, taking into account such factors as differences with respect to available capital; the current or anticipated size of a product; minimum investment amounts; the remaining life of a product; differences in investment objectives, guidelines or strategies; diversification; portfolio construction considerations; liquidity needs; legal, tax and regulatory requirements and other considerations deemed relevant to the Adviser and in accordance with its policies and procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “—Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. The interests of Blue Owl Clients invested in different levels of the capital structure of a portfolio company may not always be aligned and actions taken for one Blue Owl Client may be adverse to one or more other products, which may give rise to conflicts of interest. The interests of these different Blue Owl Clients may diverge significantly particularly in the case of financial distress of the portfolio company. For example, in a bankruptcy proceeding or out-of-court restructuring, the interests of a Blue Owl Client owning equity or subordinated debt securities may be subordinated or otherwise adversely affected by virtue of a different Blue Owl Client's actions in respect of its own interests as a senior debt holder. While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated and other investment related expenses may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
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

For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We rely on an order for exemptive relief (the “Order”) from the SEC, to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Currently, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.
If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in U.S. federal income tax imposed at corporate rates on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distribution to our shareholders.
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
For any such investments, the optimization of the joint venture may be a complex, costly and time-consuming process and if we experience difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on us for an undetermined period after any such acquisition. There can be no assurances that we will realize any potential operating efficiencies, synergies and other benefits anticipated in connection with such joint ventures.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they generally:
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
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies or distribution to our shareholders. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. The Federal Reserve decreased the federal funds rate three times in 2025. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. On the other hand, increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, higher interest rate loans may be less liquid as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, resulting in an increase to our net investment income. In addition, in periods of elevated interest rates, our cost of funds increases, which tends to reduce our net investment income. We can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
The success of our hedging strategy, if any will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heightened risk in the event that the counterparty defaults on its obligations to us.
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
Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2025, our investments in internet software and services represented 10.9% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, our investments in manufacturing represented 9.8% of our portfolio at fair value. Generally, our investments in the manufacturing industry are subject to various risks including, but not limited to, safety or product liability issues, costs of raw material and energy, including crude oil, competition in global markets and regulatory risks.
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

While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Risks Related to an Investment in Our Common Stock
The value of our common stock may fluctuate significantly.
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
•adverse publicity about the investment management industry generally or individual scandals specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
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
Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-

year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.
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
Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your adjusted tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.
We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your adjusted tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.
Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

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
Also, since a portion of the public offering price from the sale of shares in our offering will be used to pay offering expenses and recurring expenses, the full offering price paid by our shareholders was not invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to participation in our share repurchase program, which may not be for a sufficient number of shares to meet your request and which we have no obligation to maintain. In addition, any shares repurchased pursuant to our share repurchase program may have been purchased at a price which may have reflected a discount from the purchase price shareholders paid for the shares being repurchased. At this time we do not intend to continue to engage in share repurchases.

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
Shareholders will have limited opportunities to sell their shares.
Prior to the third quarter of 2025, we offered, on a quarterly basis, to repurchase shares of our common stock on terms determined by our Board in its complete discretion. Our Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At this time we do not intend to continue to engage in share repurchases; however, we expect to prioritize return of capital distributions which will be made to all shareholders on a quarterly basis. These quarterly return of capital distributions are intended to replace quarterly share repurchases and may be funded by repayments, earnings, proceeds from the sale of assets or strategic transactions.
Risks Related to an Investment in our Unsecured Notes
Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the notes to the extent of the value of the assets securing such indebtedness.
Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facility and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.
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
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;
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
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
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
If an active trading market does not develop for the unsecured notes, noteholders may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, noteholders may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure noteholders that a liquid trading market will develop for the unsecured notes, that noteholders will be able to sell the unsecured notes at a particular time or that the price noteholders receive when they sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
Risks Related to U.S. Federal Income Tax
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. For example, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code) or other income derived from the business of investing in stock or securities.
In addition, we are required to satisfy certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy these requirements (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and(2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as that term is defined in the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we would be subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). We would not be able to deduct distributions to our shareholders, nor would they be required to be made. The resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes, and the net taxable income of these subsidiaries will be subject to U.S. federal income and state and local taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay U.S. federal income or excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.
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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the current U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, AI technologies, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain countries, territories, industry sectors, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and violation of any such laws or regulations, may result in significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that we become the subject of such actual or threatened enforcement. Sanctions laws and regulations enforced by other countries may conflict with U.S. law such that compliance with both becomes difficult or even impossible.
Additionally, Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by OFAC during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates, may have from time to time publicly filed and/or provided to us such disclosures. We do not independently verify or participate in the preparation of these disclosures. We are required, either periodically or annually to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Failure to comply with anti-corruption laws or with regulations regarding the prevention of money laundering or terrorism or national security could adversely affect our business.
We and the Adviser are committed to complying with all applicable anti-corruption and anti-bribery laws. As a result, the Adviser may forgo investment opportunities because of our unwillingness to participate in transactions that may expose us to risks under applicable anti-corruption and anti-bribery laws. Law enforcement agencies in the European Union, the United Kingdom, the United States and elsewhere devote significant resources to enforcement of anti-corruption and anti-bribery laws and regulations. Any failure to comply with anti-corruption and anti-bribery laws and regulations could have serious legal, financial and reputational consequences, including operational disruptions and significant financial penalties.
As part of our responsibility for the prevention of money laundering under applicable laws, we may require detailed verification of a prospective investor’s identity and the source of such prospective investor’s funds. We may from time to time request additional information as may be required for us to satisfy our obligations under these and other laws that may be adopted in the future. Additionally, we may from time to time be obligated to file reports with regulatory authorities in various jurisdictions with regard to, among other things, the identity of our investors and suspicious activities involving investments in us. In the event it is determined that any investor, or any direct or indirect owner of any investor, is a person identified in any of these laws as a prohibited person, or is otherwise engaged in activities of the type prohibited under these laws, we may be obligated, among other actions to be taken, to withhold distributions of any funds otherwise owing to such investor or to cause such investor’s interests to be cancelled or otherwise redeemed (without the payment of any consideration in respect of those interests).
The Bank Secrecy Act of 1970 and the USA PATRIOT Act require that financial institutions (a term that includes banks, broker-dealers and investment companies) establish and maintain compliance programs to guard against money laundering activities. These implementing regulations were amended to include registered investment advisers within scope of financial institutions that will be obliged to adopt stand-alone anti-money laundering programs, though the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has postponed the effective date of the amendment to January 1, 2028 and announced its intention to revisit the scope and applicability of the amendment to certain asset managers at a future date. Laws or regulations may presently or in the future require us, any of our affiliates or other service providers to establish additional anti-money laundering procedures, to collect information with respect to our products’ investors, to share information with governmental authorities with respect to our products’ investors or to implement additional restrictions on the transfer of the interests. These requirements can lead to increased expenses and exposure to enforcement actions.

Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. The current administration and the current leadership of the SEC have indicated that they intend to not adopt certain proposals or modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. This enforcement activity and the evolving regulatory landscape have caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
The SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ adherence to fiduciary standards of conduct and effectiveness of advisers’ compliance programs, as well as specific priority areas for advisers to private funds, including disclosure of conflicts of interests and risks, and adequacy of policies and procedures; and advisory of alternative investment strategies or complex investment products. The SEC also highlighted its focus on investment advisers that are dually registered as broker-dealers and compliance with newly adopted SEC rules, including Regulations S-ID and S-P. Many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements, and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has previously highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
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
Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that we are engaged in lending activity, we may be subject to restrictions on our activities and be obliged to comply with regulatory reporting and disclosure requirements. The International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Board (“FSB”) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.
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
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through its systems and infrastructure, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program is periodically reviewed by third parties, including benchmarking to best practices and industry frameworks to help Blue Owl identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management . When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually. Blue Owl conducts regular phishing tests and provides additional training as appropriate. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.

Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Global Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, Blue Owl’s Audit Committee or Blue Owl’s Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate.
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
Blue Owl’s Global Chief Compliance Officer updates our Board quarterly on actions taken by the C-ROC and Blue Owl’s Chief Technology Officer annually reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include as appropriate updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “ITEM 1A. Risk Factors — Cybersecurity risks and cyber data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
The following table summarizes transactions with respect to shares of our common stock during the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	4,816,721	$41,296	5,734,171	$51,222
Repurchased shares	(17,598,030)	(150,967)	(18,348,487)	(163,763)
Total Shares/Net Repurchases	(12,781,309)	(109,671)	(12,614,316)	(112,541)
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
The following table presents shares issued pursuant to the dividend reinvestment plan during the year ended December 31, 2025:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
July 30, 2025	July 29, 2025	385,457	$8.57
August 27, 2025	August 26, 2025	388,223	$8.55
September 25, 2025	September 24, 2025	378,020	$8.45
October 29, 2025	October 28, 2025	383,524	$8.35
November 26, 2025	November 25, 2025	343,590	$8.31
December 31, 2025	December 30, 2025	346,364	$8.27

Distributions
The Board authorized and declared weekly distribution amounts per share of common stock through June 30, 2021, and monthly and/or quarterly distribution amounts per share of common stock thereafter, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share for shareholders of record during the year ended December 31, 2025:

	For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.0600	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.0600	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.0600	7,720
February 18, 2025	March 31, 2025	May 13, 2025	Quarterly	0.0100	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.0600	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.0600	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.0600	7,542
May 6, 2025	July 29, 2025	July 30, 2025	Monthly	0.0600	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.0600	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.0600	7,238
August 5, 2025	October 28, 2025	October 29, 2025	Monthly	0.0600	6,832
November 4, 2025	November 25, 2025	November 26, 2025	Monthly	0.0533	6,090
November 4, 2025	December 30, 2025	December 31, 2025	Monthly	0.0533	6,108
			Total	$0.7166	$87,558
_______________
(1)Totals presented may not sum due to rounding.
With respect to distributions, we have adopted an “opt-in” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. On February 17, 2026, our Board determined to terminate our distribution reinvestment plan. As a result, commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. See “Recent Developments — Termination of Dividend Reinvestment Plan.”
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
Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we have declared on our shares of common stock during the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.61	$73,991	84.5%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.11	13,567	15.5
Total	$0.72	$87,558	100.0%

	Year Ended December 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.80	$108,469	99.2%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.01	892	0.8
Total	$0.81	$109,361	100.0%
Holders
As of February 26, 2026, there were approximately 10,371 holders of record of our common stock.
Share Repurchases
Prior to the third quarter of 2025, we offered, on a quarterly basis, to repurchase shares of our common stock on such terms as may be determined by the Board in its complete discretion. All shares purchased by us pursuant to the terms of each offer to repurchase were retired and are authorized and unissued shares. At this time, we do not intend to engage in quarterly share repurchases.
The following table presents the shares repurchased during the year ended December 31, 2025:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except share and per share amounts)
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	$53,838	$8.61	6,252,963
August 18, 2025	September 25, 2025	$60,324	$8.45	7,138,809
Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018 and 2017.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
December 31, 2025	$11.6	$2,395	$—	N/A
December 31, 2024	$50.4	$2,306	$—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	$—	$2,687	$—	N/A
December 31, 2018	$—	$2,397	$—	N/A
December 31, 2017	$—	$4,969	$—	N/A
SPV Asset Facility I
December 31, 2025	$315.0	$2,395	$—	N/A
December 31, 2024	$195.0	$2,306	$—	N/A
December 31, 2023	$60.0	$2,390	$—	N/A
December 31, 2022	$374.2	$2,288	$—	N/A
December 31, 2021	$412.2	$2,213	$—	N/A
December 31, 2020	$365.1	$2,416	$—	N/A
December 31, 2019	$265.7	$2,687	$—	N/A
December 31, 2018	$302.5	$2,397	$—	N/A
December 31, 2017	$20.0	$4,969	$—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	$176.0	$2,288	$—	N/A
December 31, 2021	$255.0	$2,213	$—	N/A
December 31, 2020	$191.0	$2,416	$—	N/A
CLO XIII
December 31, 2025	$—	$2,395	$—	N/A
December 31, 2024	$260.0	$2,306	$—	N/A
December 31, 2023	$260.0	$2,390	$—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	$450.0	$2,288	$—	N/A
December 31, 2021	$450.0	$2,213	$—	N/A
December 31, 2020	$350.0	$2,416	$—	N/A
December 31, 2019	$300.0	$2,687	$—	N/A
2026 Notes
December 31, 2025	$350.0	$2,395	$—	N/A
December 31, 2024	$350.0	$2,306	$—	N/A
December 31, 2023	$350.0	$2,390	$—	N/A
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
(5)Promissory Note expired on December 31, 2020.
(6)SPV Asset Facility II was terminated in 2024.

(7)2024 Notes matured in November 2024.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on October 15, 2015, we are externally managed by Blue Owl Credit Advisors LLC (the “Adviser”, “our Adviser” or “OCA”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Within this space, we predominantly focus on investing in institutionally-backed, upper middle market businesses, which we categorize as those generating greater than $50 million of EBITDA annually. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. Subject to the overall supervision of our board of directors (the “Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solution across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of December 31, 2025, the Adviser and its affiliates had $157.76 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Patrick Linnemann, Meenal Mehta and Logan Nicholson. See “Item 5. — Other Information.” We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
From time to time, we may form wholly-owned subsidiaries to facilitate our normal course of business.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least the sum of (i) 90% of our investment company taxable income and (ii) 90% of our tax-exempt interest for that taxable year.
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through December 31, 2025, our Adviser and its affiliates have originated $187.04 billion aggregate principal amount of investments, of which $182.92 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
In general, we define “middle market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion. Within this space, we predominantly focus on investing in upper middle market businesses, where we can structure larger transactions. which we believe to be more resilient and of greater strategic significance. We categorize “upper middle market” companies as those generating $50 million or more of EBITDA annually. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.
We expect that our portfolio composition will be comprised predominantly of directly originated debt and income producing securities, with a lesser allocation to equity or equity-linked opportunities which we may hold directly or through specialty purpose vehicles and joint ventures. In addition, we may invest a portion of our portfolio in opportunistic investments and publicly traded debt investments and we may evaluate and enter into strategic portfolio transactions that may result in additional portfolio companies that we are considered to control. These types of investments are intended to supplement our core strategy and further enhance returns to our shareholders. These investments may include high-yield bonds and broadly-syndicated loans, including “covenant light” loans (as defined below), and other publicly traded debt instruments, typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans, structured products, asset-based solutions or other forms of specialty finance, which may include, but is not limited to, investments such as life settlement, royalty interests and equipment finance.
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
As of December 31, 2025, our average debt investment size in each of our portfolio companies was approximately $8.6 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of December 31, 2025, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 95.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $921.0 million, weighted average annual EBITDA of $201 million, an average interest coverage of 1.91 and an average net loan-to value of 42.5%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of December 31, 2025, 97.0% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Expenses
Our primary operating expenses include the payment of the management fee, the incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses and other operating expenses. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser. We bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Administration Agreement; and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
•U.S. federal, state and local taxes;
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
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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
Secular Trends Supporting Growth for Private Credit. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated loan and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.70 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
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
Attractive Opportunities in Investments in Loans. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities. We believe that opportunities in senior secured loans are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issues with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are secured by the issuer’s assets, which may provide protection in the event of a default.
Portfolio and Investment Activity
Our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations to large borrowers and we intend to continue investing in accordance with our investment objective.
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
Subsequent to year-end, on February 18, 2026, we entered into loan sale agreements with four institutional investors to sell a portion of our portfolio company investments having aggregate total debt commitments of $600.0 million at a price of 99.8% of par value as part of a $1.4 billion transaction. See “Recent Developments — Asset Sale.” Using the proceeds from these asset sales, on March 5, 2026, our Board declared a special cash return of capital distribution to all of our shareholders of $2.50 per share, representing 30% of our NAV as of December 31, 2025, payable on or before March 31, 2026 to shareholders of record as of March 24, 2026. Subject to the approval of our Board, we also intend to prioritize additional return of capital distributions to our shareholders on a quarterly basis and expect to fund these quarterly returns of capital with repayments, earnings, proceeds from the sale of assets or strategic transactions. Based on our visibility of repayments in the short-term and long term repayment expectations (generally 6-8% historically), we anticipate that we may return 5% or more of our capital to shareholders each quarter which, inclusive of the return of capital from the asset sale, is expected to result in the return of 50% or more of our capital to shareholders in 2026. We also expect, subject to the approval of our Board, to continue to make monthly cash dividends to our shareholders from the Company’s net investment income.
Pro forma for these asset sales, we believe the portfolio remains attractive and well-diversified as portfolio composition, sector concentrations, credit quality and borrower characteristics remain substantially consistent with the prior portfolio. The portfolio will contain the same number of portfolio companies at 183 across 30 industries with over 80% in senior secured loans, an average position size of 0.5% and 2.2% of the portfolio on non-accrual at fair value. Other key metrics will remain largely unchanged including: weighted average EBITDA of approximately $200mm, interest coverage at 1.9x, as well as weighted average spread and maturities. We believe this consistency reflects our disciplined portfolio construction, which has underpinned our strong net annualized total return since inception. We also maintain a strong liquidity position, with approximately $447.0 million in cash and undrawn debt capacity, and a conservative leverage profile, with net debt-to-equity of 0.52x pro forma for these asset sales.
As of December 31, 2025, based on fair value, our portfolio consisted of 77.4% first lien senior secured debt investments (of which 48.0% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 8.3% second-lien senior secured debt investments, 2.5% unsecured investments, 0.5% specialty finance debt investments, 4.3% preferred equity investments, 5.1% common equity investments, 1.9% specialty finance equity investments and less than 1% joint venture investments.
As of December 31, 2025, our weighted average total yield of the portfolio at fair value and amortized cost was 9.9% and 9.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.3% and 10.2%, respectively.
As of December 31, 2025, we had investments in 183 portfolio companies with an aggregate fair value of $1.58 billion. Our current target leverage ratio is 0.75x. As of December 31, 2025, we had net leverage of 0.65x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
($ in thousands)	2025	2024
New investment commitments:
Gross originations	$297,427	$933,502
Less: Sell downs	(1,637)	(3,808)
Total new investment commitments	$295,790	$929,694
Principal amount of new investments funded:
First-lien senior secured debt investments	$197,831	$702,657
Second-lien senior secured debt investments	6,570	32,000
Unsecured debt investments	1,409	16,943
Specialty finance debt investments	2,309	—
Preferred equity investments	1,575	—
Common equity investments	3,659	11,035
Specialty finance equity investments	16,001	—
Joint venture investments	145	190
Total principal amount of new investments funded	$229,499	$762,825

Drawdowns (repayments) on revolvers and delayed draw term loans, net	46,358	—

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(515,508)	$(542,000)
Second-lien senior secured debt investments	(89,139)	(252,584)
Unsecured debt investments	(2,161)	(26,337)
Specialty finance debt investments	—	—
Preferred equity investments	(254)	(5,932)
Common equity investments	(19,589)	(1,490)
Specialty finance equity investments	(7,613)	—
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(634,264)	$(828,343)

Number of new investment commitments in new portfolio companies(1)	39	70
Average new investment commitment amount in new portfolio companies	$5,465,316	$10,894,000
Weighted average term for new investment commitments (in years)	5.3	5.3
Percentage of new debt investment commitments at floating rates	94.9%	97.9%
Percentage of new debt investment commitments at fixed rates	5.1%	2.1%
Weighted average interest rate of new investment commitments(2)	9.2%	9.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.2%	5.4%
_______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.65% and 4.31% as of December 31, 2025 and 2024, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,251,162	$1,221,372	$1,532,596	$1,515,900
Second-lien senior secured debt investments	159,446	131,054	229,288	200,284
Unsecured debt investments	37,347	38,673	33,526	33,594
Specialty finance debt investments	7,483	7,491	5,016	5,040
Preferred equity investments	67,578	67,143	60,177	59,385
Common equity investments	55,486	80,120	62,167	103,225
Specialty finance equity investments	25,571	30,360	15,236	17,773
Joint ventures	334	337	190	191
Total Investments	$1,604,407	$1,576,550	$1,938,196	$1,935,392
_______________
(1)We consider 48% and 49% of first-lien senior secured debt investments to be unitranche loans as of December 31, 2025 and 2024, respectively.

The table below describes investments by industry composition based on fair value as of the following periods:

	As of December 31, 2025		As of December 31, 2024
Advertising and media	2.8%		2.5%
Aerospace and defense	1.2		2.9
Asset Based Lending and Fund Finance(1)	2.3		1.2
Automotive Services	3.0		2.2
Buildings and real estate	5.1		3.5
Business services	2.0		3.1
Chemicals	4.7		4.2
Consumer products	2.7		5.0
Containers and packaging	2.4		1.8
Distribution	1.8		3.0
Education	0.5		0.6
Energy equipment and services	0.6		0.5
Financial services	4.4		3.3
Food and beverage	6.0		8.4
Healthcare equipment and services	2.7		2.9
Healthcare providers and services	9.8		7.2
Healthcare technology	7.8		8.0
Household products	2.4		1.9
Human resource support services	2.0		1.5
Infrastructure and environmental services	1.2		1.2
Insurance(3)	2.0		6.5
Internet software and services	10.9		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.5		2.2
Manufacturing	9.8		8.1
Pharmaceuticals(2)	0.8		0.5
Professional services	3.2		2.5
Specialty retail	3.7		3.5
Telecommunications	0.2		0.5
Transportation	1.5		1.2
Total	100.0%		100.0%
_______________
(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC.
(3)Includes investments in Fifth Season.
(4)Includes investment in Credit SLF and Blue Owl Leasing.
(5)Rounds to less than 0.1%.

The table below describes investments by geographic composition based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
United States:
Midwest	22.3%	21.7%
Northeast	18.3	15.5
South	38.4	30.0
West	15.3	25.4
International	5.7	7.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Weighted average total yield of portfolio(1)	9.9%	10.9%
Weighted average total yield of accruing debt and income producing securities(1)	10.3%	11.3%
Weighted average interest rate of accruing debt securities	9.7%	10.6%
Weighted average spread over base rate of all accruing floating rate investments	5.8%	6.0%
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
The weighted average yield of our accruing debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of December 31, 2025, 1.4% of our portfolio at fair value is on non-accrual.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of December 31, 2025		As of December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$182,103	11.6%	$149,636	7.7%
2	1,177,657	74.7	1,536,225	79.3
3	190,376	12.1	227,474	11.8
4	9,000	0.6	18,813	1.0
5	17,414	1.1	3,244	0.2
Total	$1,576,550	100.0%	$1,935,392	100.0%
________________
(1) Totals presented may not sum due to rounding.

The table below shows the amortized cost of our performing and non-accrual debt investments as of the following periods:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$1,405,297	96.6%	$1,770,799	98.4%
Non-accrual	50,141	3.4	29,627	1.6
Total	$1,455,438	100.0%	$1,800,426	100.0%
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
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of December 31, 2025, the fair market value of our investment in Amergin Asset Management LLC was $2.1 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2025, the fair market value of our investment in Amergin AssetCo was $12.0 million, of which $4.5 million is equity and $7.5 million is debt, and we had an unfunded equity commitment of $2.2 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. As of December 31, 2025, the fair value of our equity investment in Fifth Season was $6.4 million. We do not consolidate our equity interest in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2025, the fair value of our investment in LSI Financing DAC was $0.2 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25th, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, our investment at fair value in LSI Financing LLC was $10.6 million and our total commitment was $13.8 million. We do not consolidate our equity interest in LSI Financing LLC.
BOCSO was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of December 31, 2025, our investment at fair value in BOCSO was $6.5 million and our total commitment was $6.5 million. As of December 31, 2025, the portfolio consists of three investments totaling $0.50 billion at cost and fair value, respectively, ranging in costs from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million and $303.9 million. The largest investment is 62.0% of the total cost of BOCSO’s portfolio. As of December 31, 2025, the portfolio asset class composition was 62.0% ABF — Specialty finance, 33.0% ABF — Leasing, and 5.0% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
Joint Ventures
On May 6, 2024, Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Credit SLF Members. The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.2 for the Credit SLF’s Supplemental Financial Information.
On June 30, 2025, Blue Owl Leasing, a Delaware limited liability company, was formed as a joint venture between the Blue Owl Leasing Members. The Blue Owl Leasing Members co-manage Blue Owl Leasing. Blue Owl Leasing’s principal purpose is to make investments in leases and loans. Investment decisions must be approved by Blue Owl Leasing. Our investment in Blue Owl Leasing is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Blue Owl Leasing.
As of December 31, 2025, our investment at fair value in Blue Owl Leasing was $90 thousand. As of December 31, 2025, Blue Owl Leasing had a $39.6 million investment.
Refer to Exhibit 99.3 for the Blue Owl Leasing’s Supplemental Financial Information.
Results of Operations
For a discussion of our results for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, filed with the SEC on March 6, 2025, which are incorporated herein by reference.
The below table presents our operating results for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Total Investment Income	$195,915	$256,887	$(60,972)
Less: Total Operating Expenses	120,620	145,644	(25,024)
Net Investment Income (Loss) Before Taxes	75,295	111,243	(35,948)
Less: Income tax expense (benefit), including excise tax expense (benefit)	1,304	2,774	(1,470)
Net Investment Income (Loss) After Taxes	73,991	108,469	(34,478)
Net change in unrealized gain (loss)	(26,181)	(11,758)	(14,423)
Net realized gain (loss)	(23,740)	(14,747)	(8,993)
Net Increase (Decrease) in Net Assets Resulting from Operations	$24,070	$81,964	$(57,894)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2025, our net asset value per share decreased, primarily driven by decreases in the fair value of certain debt investments.
Investment Income
The table below presents the investment income for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Interest income from investments	$163,618	$207,915	$(44,297)
Payment-in-kind interest income	14,297	27,975	(13,678)
Dividend income	15,593	16,976	(1,383)
Other income	2,407	4,021	(1,614)
Total Investment Income	$195,915	$256,887	$(60,972)
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Investment income decreased to $195.9 million for the year ended December 31, 2025, from $256.9 million for the year ended December 31, 2024, primarily due to a decrease in interest income and PIK interest income, as a result of a decline in weighted average yield from 10.9% to 9.9%, while our debt portfolio at par decreased primarily due to a decrease in portfolio size from $1.95 billion to $1.48 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature, these fee decreased from $8.0 million to $5.9 million period-over-period due to a decrease in repayment activity. For the years ended December 31, 2025 and 2024, as a percentage of total income, PIK income decreased to 10.1% from 13.0%, as a result of repayment activity and several investments converting to cash pay.

Dividend income decreased to $15.6 million from $17.0 million in the prior year period, primarily due to a decrease in dividends earned from our equity investments. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Interest expense	$68,094	$82,860	$(14,766)
Management fee, net	26,917	30,817	(3,900)
Performance based incentive fees	15,472	23,006	(7,534)
Professional fees	5,210	3,888	1,322
Directors’ fees	785	785	—
Other general and administrative	4,142	4,288	(146)
Total Operating Expenses	$120,620	$145,644	$(25,024)
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Total operating expenses decreased to $120.6 million for the year ended December 31, 2025, from $145.6 million for the year ended December 31, 2024, primarily due to decreases in interest expense, incentive fees, and management fees. The decrease in interest expense of $14.8 million was driven by a decrease in our daily weighted average borrowings from $897.5 million to $788.0 million and by a decrease in our weighted average interest rate from 8.3% to 7.9% (including the impact of fees on undrawn portions of our credit facilities) period-over-period. The decrease of $7.5 million in incentive fees was due to a decrease in investment income period-over-period. The decrease in management fees of $3.9 million was due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate rates.
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
For the years ended December 31, 2025 and 2024, we recorded U.S. federal and state income tax expenses of $1.3 million and $2.8 million, including U.S. federal excise tax expense of $(255) thousand and $1.3 million, respectively.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025 and 2024, we recorded a current net tax expense of $(255) thousand and $1.3 million, for taxable subsidiaries, respectively. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of investment income earnings and realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Net change in unrealized gain (loss) on investments	$(27,753)	$(13,395)	$(14,358)
Income tax (provision) benefit	(70)	8	(78)
Translation of assets and liabilities in foreign currencies	1,642	1,629	13
Net Change in Unrealized Gain (Loss)	$(26,181)	$(11,758)	$(14,423)

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
For the year ended December 31, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments. For the year ended December 31, 2024, the net unrealized loss was primarily driven by market conditions and markdowns on certain debt investment offset by markups on certain debt and equity investments as detailed below.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Year Ended December 31, 2025	Portfolio Company	For the Year Ended December 31, 2024
($ in thousands)		($ in thousands)
H-Food Holdings, LLC	$17,223	KPCI Holdings, L.P.	$7,092
CIBT Global, Inc.	4,774	The Better Being Co., LLC (fka Nutraceutical International Corporation)	3,531
Notorious Topco, LLC (dba Beauty Industry Group)	2,898	Loparex Midco B.V.	3,516
Valence Surface Technologies LLC	2,331	Valence Surface Technologies LLC	1,967
EOS Finco S.A.R.L	(3,364)	Remaining Portfolio Companies	(1,283)
Pluralsight, LLC(1)	(4,301)	EOS U.S. Finco LLC	(2,068)
PCF Midco II, LLC (dba PCF Insurance Services)	(5,619)	Cornerstone OnDemand, Inc.	(2,401)
Remaining Portfolio Companies	(7,869)	Peraton Corp.	(2,727)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(8,138)	National Dentex Labs LLC (fka Barracuda Dental LLC)	(4,592)
Packaging Coordinators Midco, Inc.	(9,813)	Walker Edison Furniture Company(1)	(6,563)
Conair Holdings LLC	(15,875)	H-Food Holdings, LLC	(9,867)
Total	$(27,753)	Total	$(13,395)
_______________
(1)Portfolio company is a non-controlled, affiliated investment.
Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	$ Change
Net realized gain (loss) on investments	$(24,126)	$(11,842)	$(12,284)
Net realized gain (loss) on foreign currency transactions	386	(2,905)	3,291
Net Realized Gain (Loss)	$(23,740)	$(14,747)	$(8,993)
For the year ended December 31, 2025, we recognized net realized losses on investments of $24.1 million, as compared to losses of $11.8 million in the prior year period, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. We realized a modest gain, as opposed to a loss year-over-year, on foreign currency transactions, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.
Realized Gross Internal Rate of Return
Since we began investing in 2017 through December 31, 2025, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.7% (based on total capital invested of $3.4 billion and total proceeds from these exited investments of $4.2 billion).
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
As of December 31, 2025 and 2024, our asset coverage ratios were 240% and 231%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% (or 150% if certain conditions are met) asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of December 31, 2025, taken together with our available debt of $272.7 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Subsequent to year-end, on February 18, 2026, we entered into loan sale agreements with four institutional investors to sell a portion of our portfolio company investments having aggregate total debt commitments of $600.0 million at a price of 99.8% of par value as part of a $1.4 billion transaction. See “Recent Developments — Asset Sale.” On February 17, 2026, the Company entered into an Omnibus Amendment to the Revolving Credit Agreement and Guarantee and Security Agreement in order to, among other things, reduce the maximum commitment of the Revolving Credit Facility from $225.0 million to $75.0 million. See “Recent Developments — Revolving Credit Facility Amendment.”
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
As of December 31, 2025, we had $59.4 million in cash, including foreign cash. During the year ended December 31, 2025, cash provided by operating activities was $390.9 million, primarily as a result of repayments and selldowns of portfolio investments of $581.0 million and other operating activities of $51.2 million, partially offset by funding portfolio investments of $241.3 million. Lastly, we used $382.5 million of cash for financing activities during the period, as a result of distributions paid of $48.8 million, repurchased shares $152.3 million, deferred financing costs paid of $1.4 million, and net repayments on our credit facilities of $180.0 million.
As of December 31, 2024, we had $50.9 million in cash, including foreign cash. During the year ended December 31, 2024, cash provided by operating activities was $192.9 million, primarily as a result of selldowns and repayments of portfolio investments of $745.9 million and other operating activities of $62.3 million, partially offset by funding portfolio investments of $615.3 million. Lastly, we used $268.4 million of cash for financing activities during the period, as a result of distributions paid of $59.8 million and repurchased shares of $162.5 million, partially offset by net borrowings of $39.3 million, net of deferred financing costs of $6.8 million. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Year Ended
	December 31, 2025		December 31, 2024
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	4,816,721	$41,296	5,734,171	$51,222
Repurchased shares	(17,598,030)	(150,967)	(18,348,487)	(163,763)
Total Shares/Net Repurchases	(12,781,309)	$(109,671)	(12,614,316)	$(112,541)
Prior to the termination of our continuous public offering, in the event of a material decline in our net asset value per share, our Board reduced the offering price in order to establish a new net offering price per share. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.
During the years ended December 31, 2025 and 2024, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 30, 2024	December 31, 2023	213,228	$9.03
January 31, 2024	January 30, 2024	431,463	$9.01
February 28, 2024	February 27, 2024	431,753	$9.01
March 27, 2024	March 26, 2024	420,004	$9.01
May 1, 2024	April 30, 2024	420,937	$8.99
May 13, 2024	March 31, 2024	209,715	$8.99
May 29, 2024	May 28, 2024	424,861	$8.99
June 26, 2024	June 25, 2024	425,419	$9.00
July 31, 2024	July 30, 2024	417,972	$8.91
August 13, 2024	June 30, 2024	139,068	$8.90
August 28, 2024	August 27, 2024	421,784	$8.91
September 25, 2024	September 24, 2024	414,999	$8.85
October 30, 2024	October 29, 2024	410,454	$8.84
November 12, 2024	September 30, 2024	135,993	$8.84
November 27, 2024	November 26, 2024	413,780	$8.82
December 26, 2024	December 24, 2024	402,741	$8.80
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	$8.80
February 26, 2025	February 25, 2025	407,046	$8.78
March 26, 2025	March 25, 2025	394,211	$8.75
April 30, 2025	April 29, 2025	400,981	$8.63
May 13, 2025	March 31, 2025	65,631	$8.72

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
May 28, 2025	May 27, 2025	402,219	$8.62
June 25, 2025	June 24, 2025	383,563	$8.61
July 30, 2025	July 29, 2025	385,457	$8.57
August 27, 2025	August 26, 2025	388,223	$8.55
September 25, 2025	September 24, 2025	378,020	$8.45
October 29, 2025	October 28, 2025	383,524	$8.35
November 26, 2025	November 25, 2025	343,590	$8.31
December 31, 2025	December 30, 2025	346,364	$8.27
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following period:

For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.0600	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.0600	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.0600	7,720
February 18, 2025	March 31, 2025	May 13, 2025	Quarterly	0.0100	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.0600	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.0600	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.0600	7,542
May 6, 2025	July 29, 2025	July 30, 2025	Monthly	0.0600	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.0600	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.0600	7,238
August 5, 2025	October 28, 2025	October 29, 2025	Monthly	0.0600	6,832
November 4, 2025	November 25, 2025	November 26, 2025	Monthly	0.0533	6,090
November 4, 2025	December 30, 2025	December 31, 2025	Monthly	0.0533	6,108
			Total	$0.7166	$87,558
_______________
(1)Totals presented may not sum due to rounding.
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
The following table presents cash distributions per share that were declared for the following period:

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
With respect to distributions, we have adopted an “opt-in” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. On February 17, 2026, our Board determined to terminate our distribution reinvestment plan. As a result, commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. See “Recent Developments — Termination of Dividend Reinvestment Plan.”
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

	For the Year Ended December 31, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.61	$73,991	84.5%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.11	13,567	15.5
Total	$0.72	$87,558	100.0%

	For the Year Ended December 31, 2024
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.80	$108,469	99.2%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.01	892	0.8
Total	$0.81	$109,361	100.0%
Share Repurchases
Prior to the third quarter of 2025, we offered, on a quarterly basis, to repurchase shares of our common stock on such terms as may be determined by our Board in its complete discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of our Board, we may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares.
All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.
Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively.

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except share and per share amounts)
February 27, 2024	March 25, 2024	$60,509	$9.01	6,715,753
May 24, 2024	June 24, 2024	31,358	9.00	3,484,167
August 26, 2024	September 23, 2024	33,505	8.85	3,785,909
November 25, 2024	December 23, 2024	38,391	8.80	4,362,658
February 19, 2025	March 24, 2025	36,805	8.75	4,206,258
May 16, 2025	June 27, 2025	53,838	8.61	6,252,963
August 18, 2025	September 25, 2025	60,324	8.45	7,138,809

Total Return Since Inception
Cumulative total return for the period April 4, 2017 to December 31, 2025 was 79.6% (without upfront sales load) and 70.6% (with maximum upfront sales load). The following table presents cumulative total returns for the year ended December 31, 2025, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	2.1%	2.2%	4.9%	7.7%	9.1%	79.6%	70.6%
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
Debt
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods(2):

	As of December 31, 2025
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$225,000	$11,598	$213,402	$(2,314)	$9,284
SPV Asset Facility I	375,000	315,000	59,265	(3,327)	311,673
2026 Notes	350,000	350,000	—	(2,150)	347,850
Total Debt	$950,000	$676,598	$272,667	$(7,791)	$668,807
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	As of December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	$250,000	$50,443	$199,555	$(3,074)	$47,369
SPV Asset Facility I	375,000	195,000	14,286	(2,936)	192,064
CLO XIII	260,000	260,000	—	(2,095)	257,905
2026 Notes	350,000	350,000	—	(4,444)	345,556
Total Debt	$1,235,000	$855,443	$213,841	$(12,549)	$842,894
_______________
(1)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(2)Refer to “Note 5 — Debt” to our consolidated financial statements included in this Annual Report for more information on our present debt obligations.

For the following periods, the components of interest expense were as follows:

	For the Year Ended December 31,
($ in thousands)	2025	2024
Interest expense	$61,966	$74,699
Amortization of debt issuance costs	6,128	8,161
Total Interest Expense	$68,094	$82,860
Average interest rate(1)	7.9%	8.3%	(1)
Average daily borrowings	$788,032	$897,457
_______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total net unfunded revolving loan commitments	$88,831	$99,069
Total net unfunded delayed draw loan commitments	52,975	77,698
Total unfunded specialty finance debt commitments	—	—
Total net unfunded revolving and delayed draw loan commitments	$141,806	$176,767

Total unfunded specialty finance equity commitments	$6,124	$4,996
Total unfunded equity commitments	545	—
	6,669	4,996
Total Unfunded Commitments	$148,475	$181,763
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Organizational and Offering Costs
The Adviser has incurred organization and offering costs on behalf of us in the amount of $12.4 million for the period from October 15, 2015 (Inception), of which $12.4 million have been charged to us pursuant to the Investment Advisory Agreement. Under the Investment Advisory Agreement and Administration Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in our continuous public offering until all organization and offering costs paid by the Adviser have been recovered. We terminated our continuous public offering as of April 30, 2021.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, we were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
Contractual Obligations
The table below presents a summary of our contractual payment obligations under our credit facilities and notes as of December 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$11,598	$—	$—	$11,598	$—
SPV Asset Facility I	315,000	—	—	315,000	—
2026 Notes	350,000	350,000	—	—	—
Total Contractual Obligations	$676,598	$350,000	$—	$326,598	$—

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support Agreement; and
•the License Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, we invest in Credit SLF, a controlled affiliated investment, as defined in the 1940 Act.
Refer to “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for further details.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “ITEM 1A. - RISK FACTORS.”
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as our valuation designee to perform fair value determinations relating to the value of assets held by us for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of our Adviser.
As part of the valuation process, our Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.
Our Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, our Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must timely distribute (or be deemed to distribute) in each taxable year to our shareholders at least the sum of :
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
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•certain undistributed amounts from previous years in which we paid no U.S. federal income tax.
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
With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders. However, on February 17, 2026, the Board determined to terminate the distribution reinvestment plan and as a result, commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. See “Recent Developments — Termination of Dividend Reinvestment Plan.” With respect to distributions paid prior to March 18, 2026, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with our taxable year ended December 31, 2017 and intend to continue to qualify for tax treatment as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as distributions. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements. However, we will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains, not distributed (or deemed distributed) to our stockholders.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least (i) 90% of our “investment company taxable income” for that year, which is generally our net ordinary income plus the excess, if any. of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes imposed at corporate rates.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Dividends
On February 18, 2026, our Board approved regular monthly distributions (“Regular Distributions”) for February 2026 through March 2026. The regular monthly cash distributions, each in the gross amount of $0.0533 per share, will be payable monthly to shareholders of record as of the monthly record date.
Amendment to Revolving Credit Facility
On February 17, 2026, we entered into an Omnibus Amendment to the Revolving Credit Agreement and Guarantee and Security Agreement in order to (i) reduce the maximum commitment of the Revolving Credit Facility from $225.0 million to $75.0 million, (ii) shorten the revolver availability period from January 2028 to October 2027, (iii) increase the unused fee from 0.375% to 0.50%-0.65%, (iv) increase the applicable margin from (a) with respect to any ABR Loan, 1.00% to 1.50% per annum, (b) with respect to any term benchmark loan, 2.00% to 2.50% per annum, and (c) with respect to any RFR Loan, 2.00% to 2.50% per annum, (v) expand the ability to make restricted payments, subject to certain conditions, and (vi) reduce the minimum shareholders’ equity test.
Asset Sale
On February 18, 2026, we entered into six separately negotiated loan sale agreements (collectively, the “Loan Sale Agreements”) relating to the disposition of a portion of our portfolio company investments (each, a “Subject Portfolio” and collectively, the “Subject Portfolios”).

Pursuant to the Loan Sale Agreements:
•each of Loantaka LLC, Lavalette LLC and Hopatcong LLC, Delaware limited liability companies ( “Purchaser 1,” “Purchaser 2” and “Purchaser 3,” respectively), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $151.2 million;
•Chestnut Diversified Lending (CP) III LLC, a Delaware limited liability company (“Purchaser 4”), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $151.2 million;
•Ovington Diversified Lending (OM) I LP, a Cayman Islands exempted limited partnership (“Purchaser 5”), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $149.9 million; and
•Broome Diversified Lending (B) LP, a Cayman Islands exempted limited partnership (“Purchaser 6” and, together with Purchaser 1, Purchaser 2, Purchaser 3, Purchaser 4 and Purchaser 5, the “Purchasers” and each a “Purchaser”), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $147.6 million.
The Subject Portfolios represent $600.0 million in aggregate total debt investment commitments. Excluding unfunded commitments, the aggregate fair value of the Subject Portfolios as of February 12, 2026 (the “Subject Portfolio Valuation Date”) was $538.3 million equivalent to 99.8% of par value. The settlement of the sales contemplated by the Loan Purchase Agreements is expected to be completed in the first quarter of 2026.
Each Purchaser is a financing vehicle or fund owned by a leading public pension or insurance investor (each, an “Institutional Investor”). Some of the Institutional Investors are investors in funds managed by affiliates of the Adviser; however, each Institutional Investor made its own independent investment decision in connection with its purchase of a Subject Portfolio. Additionally, certain affiliates of the Adviser have agreed to provide the Purchasers or their parent entities with non-discretionary advisory services in connection with the Subject Portfolios.
Each Loan Sale Agreement provides that each Purchaser will purchase the relevant Subject Portfolio for a purchase price equal to its fair value as of the Subject Portfolio Valuation Date adjusted for certain interest activity consistent with market standards. The fair value of each portfolio company investment included in the Subject Portfolios was determined on the Subject Portfolio Valuation Date in accordance with our standard valuation process, in accordance with Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We and the Board received a fairness opinion with respect to the sale of the Subject Portfolios.
The Subject Portfolios represent 33.8% of our total investment commitments, including unfunded commitments, as of December 31, 2025. The Subject Portfolios consist of 92.0% first-lien investments, 4.5% second-lien investments and 3.5% unsecured investments, and include investments in 96 portfolio companies across 25 industries. 98.2% of investments in the Subject Portfolios are floating rate and 100.0% of investments in the Subject Portfolios are 1- or 2- rated on our 5-point internal investment ratings scale. The Subject Portfolios have an average investment size of $5.6 million and a weighted average spread of 5.5% and consist of partial sales, representing approximately 59% of our investments in each underlying portfolio company as of December 31, 2025.
We intend to use the proceeds from the Loan Sale Agreements to (i) repay amounts outstanding under the Revolving Credit Agreement; (ii) repay amounts outstanding under the Credit Agreement (as amended from time to time, the “Credit Agreement”) between ORCC II Financing LLC, our wholly owned subsidiary, as borrower and Goldman Sachs Bank USA, as administration agent, and (iii) make a special cash distribution to shareholders. As of the February 18, 2026, approximately $11.8 million was outstanding under the Revolving Credit Agreement and such amounts bear interest at 2.50%. As of February 18, 2026, approximately $275.0 million was outstanding under the Credit Agreement and such amounts bear interest at 2.05%.
Concurrent with our entry into the Loan Sale Agreements, OBDC and OTIC also entered into loan sale agreements with each Purchaser pursuant to which they each sold a portion of their portfolio company investments.
As of the Subject Portfolio Valuation Date, the aggregate investment commitments to be sold to the Purchasers from us, OBDC and OTIC was $1.4 billion.
Termination of Dividend Reinvestment Plan
On February 17, 2026, the Board also determined to terminate our dividend reinvestment plan. As a result, the Regular Distribution payable in March 2026 will be payable only in cash and, subject to Board approval, all future distributions are expected to be paid in cash.
Return of Capital Distribution
On March 5, 2026, the “Board declared a special cash return of capital distribution to shareholders of $2.50 per share, reflecting approximately 30% of our NAV as of December 31, 2025, payable on or before March 31, 2026 to shareholders of record as of March 24, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, a prolonged government shutdown, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions, and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of December 31, 2025, 97.0% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and SPV Asset Facility bear interest at variable rates with interest floors of 0.0%. The 2026 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$41.3	$(9.8)	$31.5
Up 200 basis points	27.5	(6.5)	21.0
Up 100 basis points	13.8	(3.3)	10.5
Down 100 basis points	(13.8)	3.3	(10.5)
Down 200 basis points	(27.5)	6.5	(21.0)
Down 300 basis points	(38.3)	9.8	(28.5)
_______________
(1)Excludes the impact of income based fees. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Annual Report for further details for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2025 and 2024, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Owl Capital Corporation II:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Capital Corporation II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Assessment of Fair Value of Investments
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company determines fair value for investments that are not publicly traded or for which there is no readily determinable market value by using unobservable inputs and assumptions. As of December 31, 2025, the fair value of such investments (“Level 3 investments”) was $1.5 billion.

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
2

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
•developing an independent estimate of the fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information
•comparing the results of our independent estimate of fair value to the Company’s fair value measurement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 5, 2026
3

Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of December 31, 2025	As of December 31, 2024
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,559,834 and $1,896,092 respectively)	$1,538,232	$1,898,336
Non-controlled, affiliated investments (amortized cost of $44,239 and $41,914, respectively)	37,981	36,865
Controlled, affiliated investments (amortized cost of $334 and $190, respectively)	337	191
Total investments at fair value (amortized cost of $1,604,407 and $1,938,196, respectively)	1,576,550	1,935,392
Cash	55,380	49,440
Foreign cash (cost of $3,923 and $1,477, respectively)	3,982	1,451
Interest and dividend receivable	11,866	16,644
Prepaid expenses and other assets	1,057	914
Total Assets	$1,648,835	$2,003,841
Liabilities
Debt (net of deferred unamortized debt issuance costs of $7,791 and $12,549, respectively)	$668,807	$842,894
Payables to affiliates	12,183	14,993
Distribution payable	—	2,555
Accrued expenses and other liabilities	17,455	19,850
Total Liabilities	698,445	880,292
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 114,946,017 and 127,727,326 shares issued and outstanding, respectively	1,149	1,277
Additional paid-in-capital	1,021,360	1,138,120
Accumulated undistributed (overdistributed) earnings	(72,119)	(15,848)
Total Net Assets	950,390	1,123,549
Total Liabilities and Net Assets	$1,648,835	$2,003,841
Net Asset Value Per Share	$8.27	$8.80

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$162,005	$206,655	$226,198
Payment-in-kind interest income	14,297	27,975	26,864
Dividend income	14,464	16,668	15,933
Other income	2,395	3,944	2,121
Total investment income from non-controlled, non-affiliated investments	193,161	255,242	271,116
Investment income from non-controlled, affiliated investments:
Interest income	1,613	1,260	1,096
Dividend income	1,102	303	441
Other Income	12	77	110
Total investment income from non-controlled, affiliated investments	2,727	1,640	1,647
Investment income from controlled, affiliated investments:
Dividend income	27	5	—
Total investment income from controlled, affiliated investments	27	5	—
Total Investment Income	195,915	256,887	272,763
Operating Expenses
Interest expense	68,094	82,860	67,249
Management fees, net(1)	26,917	30,817	32,775
Performance based incentive fees	15,472	23,006	28,018
Professional fees	5,210	3,888	5,482
Directors' fees	785	785	780
Other general and administrative	4,142	4,288	3,555
Total Operating Expenses	120,620	145,644	137,859
Recoupment of expense support (Note 3)	—	—	11,651
Net Operating Expenses	120,620	145,644	149,510
Net Investment Income (Loss) Before Taxes	75,295	111,243	123,253
Income tax expense (benefit), including excise tax expense (benefit)	1,304	2,774	2,821
Net Investment Income (Loss)	$73,991	$108,469	$120,432
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(26,544)	$(6,356)	$20,022
Non-controlled, affiliated investments	(1,211)	(7,040)	(4,216)
Controlled, affiliated investments	2	1	—
Income tax (provision) benefit	(70)	8	(1,539)
Translation of assets and liabilities in foreign currencies	1,642	1,629	2,822
Total Net Change in Unrealized Gain (Loss)	(26,181)	(11,758)	17,089
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(24,126)	$(11,842)	$(7,718)
Foreign currency transactions	386	(2,905)	(10)
Total Net Realized Gain (Loss)	(23,740)	(14,747)	(7,728)
Total Net Realized and Change in Unrealized Gain (Loss)	(49,921)	(26,505)	9,361
Net Increase (Decrease) in Net Assets Resulting from Operations	$24,070	$81,964	$129,793
Earnings Per Share - Basic and Diluted	$0.20	$0.61	$0.90
Weighted Average Shares Outstanding - Basic and Diluted	121,691,441	135,104,584	144,043,515
_______________
(1)     Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Monotype Imaging Holdings Inc.(3)(4)(8)(22)	First lien senior secured loan	S+	5.25%		2/2031	$19,341	$19,220	$19,341
							19,220	19,341	2.0%
Aerospace and defense
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	14,388	11,351
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	7,503	7,468	7,428
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	599	594	590
							22,450	19,369	2.0%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	3,263	3,260	3,263
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	4,228	4,223	4,228
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+		7.50%	9/2027	£1,135	1,432	1,526
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€1,128	1,200	1,325
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£9,162	11,687	12,323
							21,802	22,665	2.4%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	21,456	21,350	21,456
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	47,211	47,173	47,211
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	11,049	10,985	10,994
Wrench Group LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.75%		9/2031	281	273	274
							79,781	79,935	8.4%
Business services
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	8,702	8,662	8,616
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	159	154	147
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.75%		7/2027	6,788	6,759	6,788
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	13,785	13,748	13,785
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	836	836	1,207
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	957	949	869
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	(4)
							31,108	31,408	3.3%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(8)	Second lien senior secured loan	S+	7.75%		11/2028	22,500	22,348	20,081
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	6,280	6,227	6,216
Gaylord Chemical Company, L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.75%		12/2027	24,178	24,147	24,117
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		12/2027	1,617	1,616	1,611
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	22,073	21,718	22,073
							76,056	74,098	7.8%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Consumer products
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	31,280	31,014	14,076
Feradyne Outdoors, LLC(3)(4)(9)(28)(29)	First lien senior secured loan	S+		6.75%	5/2028	699	677	472
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	3,843	3,802	3,824
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	12,210	12,191	12,179
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	728	720	706
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	11,228	11,201	11,228
							59,605	42,485	4.5%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	3,788	3,782	3,788
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	49	48	49
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	791	787	791
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	874	866	857
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.30%		10/2027	26	26	24
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	1,164	1,158	1,164
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	20,667	20,485	20,667
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	9,333	9,238	9,333
							36,390	36,673	3.9%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	850	845	844
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	23,832	23,719	23,474
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	4,077	4,039	4,036
							28,603	28,354	3.0%
Education
Pluralsight, LLC(3)(4)(9)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	3,985	3,985	3,906
Pluralsight, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		7.50%	8/2029	4,573	4,439	3,739
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	762	756	753
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	33	32	32
							9,212	8,430	0.9%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	10,129	10,056	10,129
							10,056	10,129	1.1%
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	10,649	10,517	10,649
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	1,323	1,306	1,323
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	875	868	868
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	12,792	12,731	12,728
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	1,032	1,023	1,040
KRIV Acquisition Inc. (dba Riveron)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2031	1,064	1,036	1,064

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	31,129	30,850	31,129
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	1,389	1,382	1,382
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	4,705	4,704	4,705
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	1,032	1,027	1,027
Wipfli Advisory LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	2,846	2,839	2,838
							68,283	68,753	7.2%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	4,977	4,025
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	19,018	18,913	19,018
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	5.00%		8/2030	1,618	1,605	1,618
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	129	114	128
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+		6.25%	6/2030	12,778	12,667	12,778
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	1,381	1,374	1,381
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	191	190	190
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	44,882	44,525	44,882
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	5,771	5,756	5,740
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	4,736	4,679	4,736
							94,800	94,496	9.9%
Healthcare equipment and services
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	785	777	785
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	868	854	864
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	824	815	824
Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031	4,127	4,074	4,061
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	146	135	131
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€6,082	6,508	7,036
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(13)(22)	First lien senior secured EUR revolving loan	E+	5.50%		3/2031	€39	37	38
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(22)(31)	First lien senior secured loan	S+	4.75%		1/2028	23,618	23,482	23,618
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	789	786	781
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	795	791	791
							38,259	38,929	4.1%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	2,949	2,949	2,934
Bristol Hospice L.L.C.(3)(4)(9)	First lien senior secured loan	S+	5.00%		08/2032	4,564	4,542	4,564
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.75%		6/2032	6,445	6,412	6,445
EresearchTechnology, Inc. (dba Clario)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		1/2032	669	663	669
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	17,589	17,477	17,589
KABAFUSION Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	1,389	1,376	1,389

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	6,703		6,629	6,687
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	4,810		4,781	4,810
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured loan	S+		10.00%	4/2026	22,907		21,022	9,048
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		10.00%	1/2026	1,174		1,159	1,174
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	3,485		1,476	1,377
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+	9.00%		4/2026	1,700		1,619	661
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		9.00%	4/2026	127		—	50
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	2,188		2,168	2,188
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	20,666		20,503	20,666
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	2,030		2,004	2,024
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	14,977		14,862	13,479
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	209		196	—
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+	5.75%		5/2029	695		654	539
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	26		25	20
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	5.75%		5/2028	79		75	61
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	3.74%	2.26%	3/2026	8,766		8,760	7,889
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	7,946		7,926	7,867
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	15,352		15,165	14,891
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2026	1,179		1,162	1,144
Quva Pharma, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		4/2026	875		873	839
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	854		851	848
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.55%		2/2031	44		43	43
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	737		733	737
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	489		489	489
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	11,463		11,397	11,463
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	4,482		4,459	4,482
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	1,755		1,741	1,755
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	BBSY+	4.50%		3/2028	A$	1,284	848	856
								165,039	149,677	15.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	579		575	574
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	281		278	278
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	43		43	43
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	8,898		8,855	8,898
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	1,234		1,228	1,228

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	889	881	862
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	10	9	8
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	2,819	2,772	2,763
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	43	43	42
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	205	201	199
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	18,205	18,182	17,841
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	7,764	7,764	7,143
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	6.50%		8/2026	40,787	40,717	40,787
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		3/2028	14,580	14,551	14,502
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032	7,830	7,791	7,791
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	772	765	768
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	7,206	7,206	7,206
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£3,337	4,503	4,488
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	5,086	5,021	5,086
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		5/2031	41	35	41
							121,420	120,548	12.7%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	35,653	35,481	32,890
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	2,417	2,412	2,129
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	254	250	241
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	793	785	763
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	50	50	48
							38,978	36,071	3.8%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	16,525	15,000
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	9,011	9,011	9,011
							25,536	24,011	2.5%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	7,645	7,576	7,645
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	861	853	861
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	10,000	9,902	9,900
							18,331	18,406	1.9%
Insurance
Brightway Holdings, LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.75%		12/2027	5,257	5,229	5,257
Brightway Holdings, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.75%		12/2027	1,792	1,781	1,792

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		10/2030	997	992	997
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	941	933	941
Galway Borrower LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	4.50%		9/2028	351	349	351
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	4,453	4,435	4,453
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.60%	7/2030	2,111	2,096	2,111
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured loan	S+	5.50%		11/2029	539	515	309
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	4.50%	7.11%	8/2029	879	369	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	800	792	800
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	5,021	4,972	4,978
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	1,617	1,611	1,617
							24,074	23,606	2.5%
Internet software and services
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	3,431	3,431	3,431
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)	First lien senior secured loan	S+	4.75%		1/2031	4,578	4,542	4,578
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.65%		1/2031	104	101	104
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	1,550	1,543	1,550
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	2,137	2,112	2,137
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	4,940	4,940	4,940
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	102	101	102
BCTO BSI Buyer, Inc. (dba Buildertrend)(3)(4)(9)	First lien senior secured loan	S+	6.50%		12/2028	11,311	11,289	11,311
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	203	201	201
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	4,764	4,697	4,693
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	2,943	2,919	2,882
CivicPlus, LLC(3)(4)(9)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	3,267	3,252	3,267
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	5.50%		8/2030	360	358	360
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	394	391	394
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	4,702	4,647	4,666
Delinea Buyer, Inc. (f/k/a Centrify)(3)(4)(9)	First lien senior secured loan	S+	5.75%		3/2028	17,114	16,939	17,114
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	8,864	8,736	8,731
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.25%		11/2027	875	872	875
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	6.50%		1/2031	906	898	899
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	3,972	3,942	3,972
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	588	584	587

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
H&F Opportunities LUX III S.À R.L (dba Checkmarx)(3)(4)(8)(31)	First lien senior secured loan	S+	6.50%		4/2027	14,472	14,445	14,472
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	1,764	1,764	1,764
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	26,571	26,487	26,571
MINDBODY, Inc.(3)(4)(9)	First lien senior secured loan	S+	6.00%		9/2027	10,945	10,915	10,945
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	749	741	743
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	6	5	5
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		2/2031	5,198	5,135	5,132
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	4,363	4,363	4,363
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	880	875	794
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	517	517	517
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	986	977	977
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	14,436	14,378	14,436
							157,097	157,513	16.6%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	26,657	26,368	26,657
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	4,008	3,989	3,988
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	8,623	8,618	8,623
							38,975	39,268	4.1%
Manufacturing
Faraday Buyer, LLC (dba MacLean Power Systems)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	17,567	17,348	17,567
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	726	721	726
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	8.75%		02/2027	197	197	198
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	4.50%		7/2027	1,031	970	1,031
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	27,457	24,430
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	5,250	4,948
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	9,783	9,751	9,512
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	46,349	45,984	46,117
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	2,003	1,976	2,003
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	1,133	1,114	1,119
							110,768	107,651	11.3%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,213	1,205	1,213
							1,205	1,213	0.1%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	3,128	3,102	3,073
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	153	151	147
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	10,366	10,314	10,366
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	936	936	927
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	723	715	721

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	19,162	19,104	19,162
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	11,765	11,748	11,765
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€2,009	2,181	2,359
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.94%		5/2028	225	225	225
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	323	322	323
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€46	49	54
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	976	967	966
							49,814	50,088	5.3%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	21,255	20,979	21,255
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	22,002	21,945	21,452
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	2,935	2,906	2,905
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	6,114	6,087	6,084
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+		6.00%	10/2029	1,367	1,068	1,067
							52,985	52,763	5.6%
Telecommunications
EOS Finco S.A.R.L(3)(9)(28)(31)	First lien senior secured loan	S+		6.00%	10/2029	11,148	8,558	2,756
							8,558	2,756	0.3%
Transportation
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	23,668	23,668	23,668
							23,668	23,668	2.5%
Total non-controlled/non-affiliated debt investments							$1,432,073	$1,382,304	145.4%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)							$(389)	$(282)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$1,431,684	$1,382,022	145.4%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,473	1,476	1,931
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,634	1,636	2,589
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	—	2,137
Blue Owl Cross-Strategy Opportunities LLC(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	6,493	6,493	6,481
							9,605	13,138	1.4%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	1,121	1,089	1,492
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	32,308	44,102	44,653
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	1,336	1,340	1,608
							46,531	47,753	5.0%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	431,889	368	52
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	0	9	6

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
							377	58	—%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	350,000	352	505
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	252	348	346
							700	851	0.1%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	12,857	1,286	209
							1,286	209	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	1,000	1,103	1,059
							1,103	1,059	0.1%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	1,309,529	3,475	—
							3,475	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	7,502	34	95
							34	95	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	32,182	322	322
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	112,360	112	117
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	1,515	2,201	2,190
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	20,867	28	152
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	119,048	119	122
							2,782	2,903	0.3%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	352,409	354	386
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	1,291	1,291	1,525
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	30	301	418
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	1,721	2,286	1,916
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	1,800	12	18
							4,244	4,263	0.4%
Healthcare technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	1,000	1,505	1,506
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	170	181	182
							1,686	1,688	0.2%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	5,500	8,388	7,176
							8,388	7,176	0.8%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Infrastructure and environmental services
Valor Compute Infrastructure L.P.(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	$175	175	175
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	$500	500	500
							675	675	0.1%
Insurance
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	8,919	892	1,152
Fifth Season Investments LLC(3)(4)(30)	Specialty finance equity investment	N/A			N/A	1	5,976	6,444
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	7,413	41	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	12,494	127	131
							7,036	7,727	0.8%
Internet software and services
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	25,540	157	28
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	1,345,119	1,345	2,257
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	32	32	42
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	608	608	608
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	1,067	405	405
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,000	1,001	1,313
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	819,817	820	975
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		12.00%	N/A	3,750	4,899	5,548
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	2,385	3,744	3,738
							13,011	14,914	1.6%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	8,523	936	1,321
Windows Entities(3)(4)(30)(32)	LLC Units	N/A			N/A	10,615	20,107	46,211
							21,043	47,532	5.0%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	204	207	202
							207	202	—%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(29)(30)	Class B Common Stock	N/A			N/A	489	5,967	5,967
							5,967	5,967	0.6%
Total non-controlled/non-affiliated portfolio company equity investments							$128,150	$156,210	16.4%
Total non-controlled/non-affiliated portfolio company investments							$1,559,834	$1,538,232	161.9%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(24)	First lien senior secured loan	S+	8.00%		11/2027	8,972	8,969	8,972

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	5,261	5,232	5,248
							14,201	14,220	1.5%
Household products
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured loan	S+		6.75%	3/2027	7,953	5,116	77
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan	N/A	10.00%		2/2026	2,251	2,190	2,271
Walker Edison Furniture Company LLC(3)(4)(9)(22)(24)(28)	First lien senior secured revolving loan	S+		6.25%	3/2027	2,247	2,247	0
							$9,553	$2,348	0.2%
Total non-controlled/affiliated portfolio company debt investments							$23,754	$16,568	1.7%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	10,755	5,952	10,837
							5,952	10,837	1.1%
Household products
Walker Edison Holdco LLC(3)(4)(24)(29)(30)	Common Units	N/A			N/A	49,159	4,750	—
							4,750	—	—%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	9,783	9,783	10,576
							9,783	10,576	1.1%
Total non-controlled/affiliated portfolio company equity investments							$20,485	$21,413	2.3%
Total non-controlled/affiliated portfolio company investments							$44,239	$37,981	4.0%

Controlled/affiliated portfolio company investments
Equity Investments
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	244	244	247
Blue Owl Leasing LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	90	90	90
							334	337
Total controlled/affiliated equity investments							$334	$337	—%
Total controlled/affiliated portfolio company investments							$334	$337	—%
Total Investments							$1,604,407	$1,576,550	165.9%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 30 for additional information on the Company’s restricted securities.
(2)The amortized cost represents the original cost adjusted for the accretion and amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(11)The interest rate on these loans is subject to 12 month SOFR, which as of December 31, 2025 was 3.42%.
(12)The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
(13)The interest rate on this loan is subject to 1 month EURIBOR, which as of December 31, 2025 was 1.94%.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)Reserved.
(16)Reserved.
(17)The interest rate on these loans is subject to 3 month BBSY, which as of December 31, 2025 was 3.74%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of December 31, 2025 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See “Note 7 — Commitments and Contingencies.”

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$9,732	$—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	250	154	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	379	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	1,530	2,041	—
Brightway Holdings, LLC	First lien senior secured delayed draw term loan	1/2027	1,792	569	—
Cambrex Corporation	First lien senior secured delayed draw term loan	3/2027	—	117	—
Cambrex Corporation	First lien senior secured delayed draw term loan	9/2026	—	219	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	4	295	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	67	82	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	71	1,229	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	360	250	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	1,762	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	60	246	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	71	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	666	273	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	1,921	(10)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured delayed draw term loan	1/2027	15	91	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	613	(8)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	804	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	4,458	877	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	317	1,236	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	12/2028	—	757	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	77	143	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	283	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	952	(5)
Klick Inc.	First lien senior secured delayed draw term loan	11/2027	—	835	(2)
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	10/2028	1	58	—
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured delayed draw term loan	9/2027	—	216	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured delayed draw term loan	8/2027	2,406	54	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	5,434	479	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	2,487	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	1,069	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	361	(1)
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	410	1,187	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	2,799	(21)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	806	495	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	186	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	(33)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,625	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	492	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	33	124	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	101	44	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	91	99	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	—	186	—
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	108	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	2,003	2,288	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	100	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	2,100	(11)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	62	149	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	93	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	420	(4)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	303	740	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	619	625	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	808	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	16	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	—	1,067	(2)
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	1,507	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	2,720	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	4,116	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	104	260	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	49	222	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	271	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	15	91	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	2,873	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	—
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	1,975	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	102	309	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	43	9	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2028	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	174	352	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	436	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	361	(5)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	6	96	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	23	162	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	75	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	434	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	256	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	1,175	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	126	(1)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(4)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	766	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	939	(9)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	—	1,189	(6)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	886	(13)
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured revolving loan	10/2030	15	32	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	1,201	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	159	1,032	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	202	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	94	(1)
EresearchTechnology, Inc. (dba Clario)	First lien senior secured revolving loan	10/2031	—	53	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	153	230	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	804	(4)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	52	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	129	978	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	26	64	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	108	(1)
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	120	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	936	—
Galls, LLC	First lien senior secured revolving loan	3/2030	695	1,444	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	34	162	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,617	991	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	526	—
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	10	64	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	1,173	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2027	—	4,583	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	2,417	1,303	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	116	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	963	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	205	65	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	210	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	226	903	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	111	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	835	(4)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2031	15	174	—
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	883	(2)
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	—	1,471	(4)
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	1,416	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	50	5	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	1,071	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	2,837	(71)
MINDBODY, Inc.	First lien senior secured revolving loan	9/2027	—	1,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	6	62	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	2,435	—
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	2,402	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,827	17	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	159	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	46	477	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	146	826	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	218	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	879	—	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	—	1,223	(6)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	2,931	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	546	(5)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	7	86	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	190	2,465	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	301	109	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	209	1,883	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	79	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	(13)
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	938	(9)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	571	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	875	307	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	1,637	—
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	81	(1)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	1,423	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	41	451	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	530	470	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	153	(15)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	323	646	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	94	(1)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	44	53	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	38	61	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	108	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	1,133	1,691	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	83	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	599	242	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(2)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	112	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	—	106	(1)
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	350	(4)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	69	453	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,174	—
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(23)
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227	(1)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	1,117	—
Wrench Group LLC	First lien senior secured revolving loan	9/2031	281	1,225	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	712	(2)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	73	774	—
Total non-controlled/non-affiliated - debt commitments			$39,325	$141,220	$(282)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$1,473	$2,156	$—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	1,336	220	—
Valor Compute Infrastructure L.P.	LP Interest	N/A	175	325	—
Total non-controlled/non-affiliated - equity commitments			$2,984	$2,701	$—
Non-controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	$237	$338	$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	514	220	—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	1,625	28	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—
Total non-controlled/affiliated - debt commitments			$4,623	$586	$—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$9,783	$3,968	$—
Total non-controlled/affiliated - equity commitments			$9,783	$3,968	$—
Total Portfolio Company Commitments			$56,715	$148,475	$(282)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

Company	Fair Value at December 31, 2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at December 31, 2025	Other Income	Interest Income	Dividend Income
Non-Controlled Affiliates
LSI Financing LLC	$9,554	$7,399	$(7,004)	$627	$—	$—	$10,576	$—	$—	$660
New PLI Holdings, LLC (dba PLI)	24,830	1,419	(551)	(641)	—	—	25,057	12	1,613	442
Walker Edison Furniture Company LLC	2,481	1,289	(225)	(1,197)	—	—	2,348	—	—	—
Total	$36,865	$10,107	$(7,780)	$(1,211)	$—	$—	$37,981	$12	$1,613	$1,102

Controlled Affiliates
Blue Owl Credit SLF LLC	191	54	—	2	—	—	247	—	—	27
Blue Owl Leasing LLC	—	90	—	—	—	—	90	—	—	—
Total	$191	$144	$—	$2	$—	$—	$337	$—	$—	$27

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
(25)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facilities. See “Note 5 — Debt.”

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of December 31, 2025, the net estimated unrealized loss for U.S. federal income tax purposes was $25.4 million based on a tax cost basis of $1.6 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $73.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $47.7 million.
(28)Loan was on non-accrual status as of December 31, 2025.
(29)Investment is non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $178.0 million, or 18.7% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 1, 2022
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Blue Owl Credit SLF LLC	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities LLC	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC	LLC Interest	June 30, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Gloves Holdings, LP (dba Protective Industrial Products)	Limited Partner Interest	December 29, 2020
GoHealth, Inc.	Common stock	August 6, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Co-Invest 2, L.P.	Class A Units	November 30, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	August 25, 2025
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	July 7, 2025
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Notorious Purchaser II, Inc. (dba Beauty Industry Group)	Class B Common Stock	December 19, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	September 23, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Valor Compute Infrastructure L.P.	LP Interest	October 3, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Warrants	December 15, 2023
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 13.2% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of December 31, 2025. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities LLC (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $0.5 billion at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from 24.8 million to 303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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
(5)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See “Note 7 — Commitments and Contingencies.”

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	—	10,543	(8)
Alera Group, Inc.	First lien senior secured delayed draw term loan	11/2025	6,728	380	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	71	199	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	379	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	598	2,987	—
Baker Tilly Advisory Group, L.P.	First lien senior secured delayed draw term loan	6/2026	—	1,410	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured delayed draw term loan	10/2025	51	244	—
BradyPLUS Holdings, LLC (f/k/a BradyIFS Holdings, LLC)	First lien senior secured delayed draw term loan	10/2025	198	721	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	1/2026	729	1,001	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	254	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	149	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	307	(1)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	—	939	—
Diamond Mezzanine 24 LLC (dba United Risk)	First lien senior secured delayed draw term loan	10/2026	—	190	—
Dresser Utility Solutions, LLC	First lien senior secured delayed draw term loan	9/2025	—	858	—
DuraServ LLC	First lien senior secured delayed draw term loan	6/2026	1,180	1,198	—
Endries Acquisition, Inc.	First lien senior secured delayed draw term loan	12/2025	—	1,781	(13)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	613	(3)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured delayed draw term loan	12/2025	821	4,149	—
Faraday Buyer, LLC (dba MacLean Power Systems)	First lien senior secured delayed draw term loan	11/2025	—	1,882	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Galls, LLC	First lien senior secured delayed draw term loan	3/2026	588	4,757	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	28	1,526	—
Gehl Foods, LLC	First lien senior secured delayed draw term loan	12/2025	342	513	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	—	221	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	22	356	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	628	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	952	(24)
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	6	24	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured delayed draw term loan	2/2026	102	881	—
KPSKY Acquisition, Inc. (dba BluSky)	First lien senior secured delayed draw term loan	11/2025	1	58	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	2,487	(6)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	2,803	3,166	—
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	1,069	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured delayed draw term loan	10/2025	18	166	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	3,958	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	373	1,228	—
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	4/2026	855	197	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	2,469	(31)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	—	1,302	(16)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	186	(1)
Park Place Technologies, LLC	First lien senior secured delayed draw term loan	9/2025	—	368	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	520	411	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,993	(65)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	9/2025	20	5	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	1,644	2,969	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,625	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	492	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	37	188	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	8	39	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	157	(1)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	190	(1)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	95	95	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2026	356	4,105	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	42	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	100	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	2,100	(5)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	191	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	—	1,044	(5)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	625	625	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	3/2026	3,945	581	—
Vensure Employer Services, Inc.	First lien senior secured delayed draw term loan	9/2026	—	172	(1)
Vessco Midco Holdings, LLC	First lien senior secured delayed draw term loan	7/2026	273	765	—
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured delayed draw term loan	7/2026	2,264	964	—
Non-controlled/affiliated debt - delayed draw debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	1,633	365	—
Non-controlled/non-affiliated - revolving debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	4,391	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	972	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	364	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	271	(1)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2027	26	52	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	1,436	1,436	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	(2)
Baker Tilly Advisory Group, L.P.	First lien senior secured revolving loan	6/2030	—	1,975	(10)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	410	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2026	34	17	—
BCTO BSI Buyer, Inc. (dba Buildertrend)	First lien senior secured revolving loan	12/2026	—	1,527	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Brightway Holdings, LLC	First lien senior secured revolving loan	12/2027	211	316	—
Broadcast Music, Inc. (fka Otis Merger Sub, Inc.)	First lien senior secured revolving loan	2/2030	—	825	(6)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	64	121	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	434	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2027	—	213	—
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	126	(2)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	75	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	472	(6)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	766	(2)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	939	(5)
Delinea Buyer, Inc. (f/k/a Centrify)	First lien senior secured revolving loan	3/2027	—	1,345	—
Denali BuyerCo, LLC (dba Summit Companies)	First lien senior secured revolving loan	9/2027	—	125	—
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	48	—	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	1,201	(3)
DuraServ LLC	First lien senior secured revolving loan	6/2030	—	1,190	(6)
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	202	(1)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	—	383	(4)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2027	—	2,230	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	—	1,108	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	244	148	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	1,121	(6)
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	31	58	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	120	(1)
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	487	448	—
Galls, LLC	First lien senior secured revolving loan	3/2030	—	2,139	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	16	179	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	1,357	1,252	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	526	(1)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	9	65	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	548	—
H&F Opportunities LUX III S.À R.L (dba Checkmarx)	First lien senior secured revolving loan	4/2026	—	4,583	(11)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2026	—	3,343	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2026	—	3,702	(194)
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	116	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	386	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	963	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	100	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	97	172	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	210	—
Intelerad Medical Systems Incorporated (fka 11849573 Canada Inc.)*	First lien senior secured revolving loan	8/2026	2,712	—	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	59	1,070	—
KABAFUSION Parent, LLC	First lien senior secured revolving loan	11/2031	—	111	(1)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	8	24	—
KENE Acquisition, Inc. (dba Entrust Solutions Group)	First lien senior secured revolving loan	2/2031	—	295	(4)
KRIV Acquisition Inc. (dba Riveron)	First lien senior secured revolving loan	7/2029	—	142	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	589	—
Lignetics Investment Corp.	First lien senior secured revolving loan	11/2026	1,078	392	—
LineStar Integrity Services LLC*	First lien senior secured revolving loan	2/2026	1,597	—	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	1,416	(4)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	802	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	17	39	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	357	1,429	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2026	—	2,837	—
MINDBODY, Inc.	First lien senior secured revolving loan	9/2025	—	1,071	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	2,435	(12)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	2,402	(6)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	4/2026	1,296	421	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	159	(1)
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	157	303	—
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	408	563	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	218	—
Norvax, LLC (dba GoHealth)	First lien senior secured revolving loan	6/2025	462	901	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	5/2027	—	2,113	(232)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	2,931	(7)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	—	93	(1)
Park Place Technologies, LLC	First lien senior secured revolving loan	3/2030	79	197	—
Patriot Acquisition TopCo S.A.R.L (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	2,654	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	410	(4)
Peter C. Foy & Associates Insurance Services, LLC (dba PCF Insurance Services)	First lien senior secured revolving loan	11/2027	—	1,035	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	2,092	(89)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	227	(2)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured revolving loan	5/2028	42	33	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	—
Premise Health Holding Corp.	First lien senior secured revolving loan	2/2030	—	938	(2)
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	122	852	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	571	(1)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2026	993	189	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	1,637	(4)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	172	(2)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	180	1,243	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	492	(1)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2025	423	577	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	3	149	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	628	342	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	94	(1)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	(1)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	3	5	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	706	2,118	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	83	—
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	389	452	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	70	(2)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2028	—	112	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	6	100	—
Tempo Buyer Corp. (dba Global Claims Services)	First lien senior secured revolving loan	8/2027	—	99	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)	First lien senior secured revolving loan	9/2026	—	2,353	—
The Better Being Co., LLC (fka Nutraceutical International Corporation)*	First lien senior secured revolving loan	9/2026	151	—	—
The Shade Store, LLC	First lien senior secured revolving loan	10/2028	165	523	—
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	39	483	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	1,174	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment	Fair Value(33)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183	—
Valence Surface Technologies LLC	First lien senior secured revolving loan	12/2026	2,955	2	—
Velocity HoldCo III Inc. (dba VelocityEHS)	First lien senior secured revolving loan	4/2026	—	368	—
Vessco Midco Holdings, LLC	First lien senior secured revolving loan	7/2031	—	346	(2)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	273	845	—
When I Work, Inc.	First lien senior secured revolving loan	11/2027	—	143	(5)
WU Holdco, Inc. (dba Weiman Products, LLC)	First lien senior secured revolving loan	3/2027	1,352	2,591	—
Non-controlled/non-affiliated - equity commitments
LSI Financing LLC	Common Equity	N/A	9,389	191	—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	1,487	3,280	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	1,422	1,525	—
Non-controlled/affiliated debt
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	771	881	—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—	—
Total Portfolio Company Commitments			$62,970	$181,763	$(840)
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
(22)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the Revolving Credit Facility, SPV Asset Facility and CLO XIII. See “Note 5 — Debt.”
(23)Unless otherwise indicated, represents co-investment made with the Company’s affiliates in accordance with the terms of exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See “Note 3 — Agreements and Related Party Transactions.”
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
* Refer to “Note 4 — Investments – Credit SLF LLC” for further information.
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
(28)As of December 31, 2024, the net estimated unrealized loss for U.S. federal income tax purposes was $13.0 million based on a tax cost basis of $1.90 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $73.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $60.9 million.

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

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$73,991	$108,469	$120,432
Net change in unrealized gain (loss)	(26,181)	(11,758)	17,089
Net realized gain (loss)	(23,740)	(14,747)	(7,728)
Net Increase (Decrease) in Net Assets Resulting from Operations	24,070	81,964	129,793
Distributions
Distributions declared from earnings(1)(2)	(87,558)	(109,361)	(107,012)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(87,558)	(109,361)	(107,012)
Capital Share Transactions
Reinvestment of shareholders' distributions	41,296	51,222	48,104
Repurchased shares	(150,967)	(163,763)	(103,659)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(109,671)	(112,541)	(55,555)
Total Increase (Decrease) in Net Assets	(173,159)	(139,938)	(32,774)
Net Assets, at beginning of period	1,123,549	1,263,487	1,296,261
Net Assets, at end of period	$950,390	$1,123,549	$1,263,487
_______________
(1)For the year ended December 31, 2025, distributions declared from earnings were derived from net investment income and return of capital.
(2)For the years ended December 31, 2024 and 2023, distributions declared from earnings were derived from net investment income and capital gains.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$24,070	$81,964	$129,793
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(241,255)	(615,294)	(254,386)
Proceeds from investments and investment repayments, net	581,029	745,939	521,140
Net change in unrealized (gain) loss on investments	27,753	13,395	(15,806)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(1,642)	(1,629)	(2,822)
Net realized (gain) loss on investments	24,126	11,842	7,718
Net realized (gain) loss on foreign currency transactions relating to investments	(243)	3,135	5
Paid-in-kind interest and dividends	(21,129)	(34,859)	(33,757)
Net accretion/amortization of discount/premium on investments	(8,739)	(12,253)	(8,465)
Amortization of debt issuance costs	6,128	8,161	2,558
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	4,778	1,167	958
(Increase) decrease in prepaid expenses and other assets	(49)	(1,808)	419
Increase (decrease) in payable to affiliates	(2,810)	(552)	(1,282)
Increase (decrease) in accrued expenses and other liabilities	(1,075)	(6,260)	11,987
Net cash provided by (used in) operating activities	390,942	192,948	358,060
Cash Flows from Financing Activities
Borrowings on debt	440,003	553,708	900,000
Repayments of debt	(620,000)	(593,000)	(1,005,223)
Debt issuance costs	(1,370)	(6,808)	(12,910)
Distributions paid to shareholders	(48,817)	(59,794)	(57,160)
Repurchased shares	(152,287)	(162,546)	(103,659)
Net cash provided by (used in) financing activities	(382,471)	(268,440)	(278,952)
Net increase (decrease) in cash	8,471	(75,492)	79,108
Cash, including foreign cash, beginning of period	50,891	126,383	47,275
Cash, including foreign cash, end of period	$59,362	$50,891	126,383

Supplemental and Non-Cash Information
Interest paid during the period	$62,364	$78,353	$57,733
Distributions declared during the period	$87,558	$109,361	$107,012
Distribution payable	$—	$2,555	$4,210
Reinvestment of distributions during the period	$41,296	$51,222	$48,104
Taxes, including excise tax, paid during the period	$1,535	$1,063	$1,249
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 1. Organization and Principal Business
Blue Owl Capital Corporation II (the “Company”) is a Maryland corporation formed on October 15, 2015.
The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Company’s investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Within this space, the Company predominantly focuses on investing in institutionally-backed, upper middle market businesses, which the Company categorizes as those that generate greater than $50 million of EBITDA annually. The Company invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets, which are often referred to as “junk” investments. The Company’s target credit investments will typically have maturities between three and ten years and generally range in size between $10 million and $125 million, although the investment size will vary with the size of the Company’s capital base.
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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate, real estate credit and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
Reclassifications
As a result of changes in presentation, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
The table below presents PIK interest and PIK dividend income for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
PIK Interest Income	$14,297	$27,975	$26,864
PIK Interest Income as a % of Investment Income	7.3%	10.9%	9.9%
PIK Dividend Income	$5,562	$5,367	$5,789
PIK Dividend Income as a % of Investment Income	2.8%	2.1%	2.1%
Total PIK Income	$19,859	$33,342	$32,653
Total PIK Income as a % of Investment Income	10.1%	13.0%	12.0%
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
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2017 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders on a timely basis, at least the sum of (i) 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes imposed at corporate rates.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions as of December 31, 2025. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders who have “opted in” to the dividend reinvestment plan; however, on February 17, 2026, the Board determined to terminate the distribution reinvestment plan and as a result, commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. With respect to distributions paid prior to March 18, 2026, the shareholders who have “opted in” to the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company used newly issued shares to implement the dividend reinvestment plan.
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
The Company does not consolidate its equity interest in Blue Owl Credit SLF LLC (“Credit SLF”) and Blue Owl Leasing. For further description of the Company’s investment in Credit SLF and Blue Owl Leasing, see “Note 4 — Investments.”
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of December 31, 2025, the Company had payables to affiliates of $12.2 million, primarily comprised of $6.3 million of management fees and $3.0 million of accrued performance based incentive fees.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
For the years ended December 31, 2025, 2024 and 2023 the Company incurred expenses of approximately $2.7 million, $2.6 million and $2.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, by a majority of independent directors.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

For the years ended December 31, 2025, 2024 and 2023, the Company incurred management fees of approximately $26.9 million, net of $25 thousand in management fee waivers, $30.8 million and $32.8 million, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred net investment income based incentive fees of $15.5 million, $23.0 million and $28.0 million, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, the Company did not incur capital gains based incentive fees.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
The Company has made an investment in a controlled, affiliated company, Credit SLF and Blue Owl Leasing. For further description, see “Note 4 — Investments.”

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company has made investments in non-controlled, affiliated companies, including LSI Financing LLC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2025, the Company’s investment at fair value in LSI Financing LLC was $10.6 million and the Company’s total commitment was $13.8 million. The Company does not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,251,162	$1,221,372	$1,532,596	$1,515,900
Second-lien senior secured debt investments	159,446	131,054	229,288	200,284
Unsecured debt investments	37,347	38,673	33,526	33,594
Specialty finance debt investments	7,483	7,491	5,016	5,040
Preferred equity investments	67,578	67,143	60,177	59,385
Common equity investments	55,486	80,120	62,167	103,225
Specialty finance equity investments	25,571	30,360	15,236	17,773
Joint ventures	334	337	190	191
Total Investments	$1,604,407	$1,576,550	$1,938,196	$1,935,392

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the industry composition of investments based on fair value as of the following periods:

	As of December 31, 2025		As of December 31, 2024
Advertising and media	2.8%		2.5%
Aerospace and defense	1.2		2.9
Asset Based Lending and Fund Finance(1)	2.3		1.2
Automotive Services	3.0		2.2
Buildings and real estate	5.1		3.5
Business services	2.0		3.1
Chemicals	4.7		4.2
Consumer products	2.7		5.0
Containers and packaging	2.4		1.8
Distribution	1.8		3.0
Education	0.5		0.6
Energy equipment and services	0.6		0.5
Financial services	4.4		3.3
Food and beverage	6.0		8.4
Healthcare equipment and services	2.7		2.9
Healthcare providers and services	9.8		7.2
Healthcare technology	7.8		8.0
Household products	2.4		1.9
Human resource support services	2.0		1.5
Infrastructure and environmental services	1.2		1.2
Insurance(3)	2.0		6.5
Internet software and services	10.9		10.1
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.5		2.2
Manufacturing	9.8		8.1
Pharmaceuticals(2)	0.8		0.5
Professional services	3.2		2.5
Specialty retail	3.7		3.5
Telecommunications	0.2		0.5
Transportation	1.5		1.2
Total	100.0%		100.0%
_______________
(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investment in LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season.
(4)Includes investment in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of December 31, 2025	As of December 31, 2024
United States:
Midwest	22.3%	21.7%
Northeast	18.3	15.5
South	38.4	30.0
West	15.3	25.4
International	5.7	7.4
Total	100.0%	100.0%

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation (“OBDC”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”), and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF and the Company’s capital commitment was $244 thousand with zero unfunded commitment.
As of December 31, 2025, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$427,085	$421,348	67.8%
Blue Owl Capital Corporation II	244	244	0.0%
Blue Owl Credit Income Corp.	87,169	76,960	12.4%
Blue Owl Technology Finance Corp.	34,937	30,875	5.0%
Blue Owl Technology Income Corp.	16,161	14,293	2.3%
State Teachers Retirement System of Ohio	80,799	77,674	12.5%
Total	$646,395	$621,394	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at December 31, 2025 based on net contributed capital.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	December 31, 2025	December 31, 2024
Consolidated Balance Sheet Data
Cash	$124,718	$17,354
Investments at fair value	$2,343,367	$1,164,473
Total Assets	$2,477,523	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$1,728,363	$750,610
Total Liabilities	$1,863,454	$847,556
Total Credit SLF Members’ Equity	$614,069	$348,811

	For the Year Ended December 31,	For the Period Ended December 31,
	2025	2024(1)
Consolidated Statement of Operations Data
Investment income	$133,213	$14,573
Net operating expenses	79,074	8,606
Net investment income (loss)	$54,139	$5,967
Total net realized and unrealized gain (loss)	(10,641)	2,904
Net increase (decrease) in Credit SLF Members’ Equity resulting from operations	$43,498	$8,871
_______________
(1)     Credit SLF’s date of inception was May 6, 2024.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company’s proportional share of Credit SLF’s net income generated distributions for the following periods:

	For the Year Ended December 31,	For the Period Ended December 31,
	2025	2024
Dividend income	$26	$5
Blue Owl Leasing LLC
Blue Owl Leasing, a Delaware limited liability company, is a joint venture among the Company, OBDC, OCIC, OTF, OTIC, Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”). Blue Owl Leasing’s principal purpose is to make investments, either directly or indirectly through financing subsidiaries or other persons, primarily in leases and loans. Investment decisions must be approved by Blue Owl Leasing. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries. Blue Owl Leasing’s date of inception was June 30, 2025 and Blue Owl Leasing made its first portfolio company investment on October 23, 2025.
Blue Owl Leasing’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
As of December 31, 2025, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$860	$860	1.3%
Blue Owl Capital Corporation II	90	90	0.1%
Blue Owl Credit Income Corp.	30,952	17,237	26.7%
Blue Owl Technology Finance Corp.	8,955	5,105	7.9%
Blue Owl Technology Income Corp.	3,918	2,233	3.5%
Blue Owl Alternative Credit Fund	31,000	31,000	48.0%
California State Teachers Retirement System	10,825	8,075	12.5%
Total	$86,600	$64,600	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at December 31, 2025, based on net contributed capital.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

December 31, 2025
Consolidated Balance Sheet Data
Cash	$34,555
Investments at fair value	39,628
Total Assets	74,531
Total Debt (net of unamortized debt issuance costs)	9,754
Total Liabilities	10,076
Total Blue Owl Leasing Members’ Equity	64,455

For the Period Ended December 31,
2025(1)
Consolidated Statement of Operations Data
Income
Investment income	$511
Expenses
Net operating expenses	684
Net investment income (loss)	$(173)
Total net realized and unrealized gain (loss)	28
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(145)
_______________
(1)     The Company’s date of inception was June 30, 2025.
Blue Owl Leasing did not distribute any dividends to the Company for the period ended December 31, 2025.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. The Company’s asset coverage was 240% and 231% as of December 31, 2025 and 2024, respectively.
Debt obligations consisted of the below as of the following periods(2):

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$225,000	$11,598	$213,402	(2,314)	$9,284
SPV Asset Facility I	375,000	315,000	59,265	(3,327)	311,673
2026 Notes	350,000	350,000	—	(2,150)	347,850
Total Debt	$950,000	$676,598	$272,667	$(7,791)	$668,807
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

	As of December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(1)	$250,000	$50,443	$199,555	$(3,074)	$47,369
SPV Asset Facility I	375,000	195,000	14,286	(2,936)	192,064
CLO XIII	260,000	260,000	—	(2,095)	257,905
2026 Notes	350,000	350,000	—	(4,444)	345,556
Total Debt	$1,235,000	$855,443	$213,841	$(12,549)	$842,894

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

_______________
(1)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
For the following periods, the components of interest expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$61,966	$74,699	$64,691
Amortization of debt issuance costs	6,128	8,161	2,558
Total Interest Expense	$68,094	$82,860	$67,249
Average interest rate(1)	7.9%	8.3%	6.4%
Average daily borrowings	$788,032	$897,457	$956,970
_______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities for the years ended December 31, 2025 and 2024.
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
The Revolving Credit Facility provides for (a) a term loan in an initial amount of $25.0 million (which was paid off on December 31, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $225.0 million. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.00 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $40.0 million limit for swingline loans.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
The CLO XIII Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the CLO XIII Closing Date (the “CLO XIII Indenture”), by and among the CLO XIII Issuer and State Street Bank and Trust Company: (i) $228.0 million of AAA(sf) Class A Notes, which bore interest at three-month term SOFR plus 2.55% and (ii) $32.0 million of AA(sf) Class B Notes, which bore interest at three-month term SOFR plus 3.35% (together, the “CLO XIII Secured Notes”). The CLO XIII Secured Notes were scheduled to mature on the Payment Date (as defined in the CLO XIII Indenture) in September, 2035. The CLO XIII Secured Notes were privately placed by Goldman Sachs & Co. LLC as Placement Agent and NatWest Markets Securities Inc. as Co-Placement Agent.
On October 16, 2025, the CLO XIII Issuer redeemed and paid in full all classes of the CLO XIII Secured Notes, plus accrued interest thereon through October 16, 2025.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
The CLO XIII Secured Notes were the secured obligations of the CLO XIII Issuer, and the CLO XIII Indenture includes customary covenants and events of default.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$11,598	$—	$—	$11,598	$—
SPV Asset Facility I	315,000	—	—	315,000	—
2026 Notes	350,000	350,000	—	—	—
Total Contractual Obligations	$676,598	$350,000	$—	$326,598	$—
Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash	$59,362	$—	$—	$59,362
Investments:
First-lien senior secured debt investments	$—	$2,756	$1,218,616	$1,221,372
Second-lien senior secured debt investments	—	11,351	119,703	131,054
Unsecured debt investments	—	—	38,673	38,673
Specialty finance debt investments	—	—	7,491	7,491
Preferred equity investments	—	—	67,143	67,143
Common equity investments	—	—	77,020	77,020
Specialty finance equity investments	—	—	13,303	13,303
Subtotal	—	14,107	1,541,949	1,556,056
Investments measured at Net Asset Value ("NAV")(1)	—	—	—	20,494
Total Investments	$—	$14,107	$1,541,949	$1,576,550
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,495,835	$139,322	$33,594	$5,040	$59,385	$101,868	$8,219	$1,843,263
Purchases of investments, net	214,322	6,570	757	2,310	2,146	1,610	3,617	231,332
Payment-in-kind	7,520	3,315	4,603	177	5,346	168	—	21,129
Proceeds from investments, net	(470,609)	(33,668)	(1,515)	(20)	(256)	(27,483)	(170)	(533,721)
Net change in unrealized gain (loss) on investments	(9,316)	1,457	1,259	(16)	359	(16,706)	1,637	(21,326)
Net realized gain (loss) on investments	(14,922)	(20,066)	(58)	—	3	11,555	—	(23,488)
Net accretion/amortization of discount/premium on investments	7,453	844	33	—	160	—	—	8,490
Transfers between investment types	(6,008)	—	—	—	—	6,008	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	—	—	16,270
Fair Value, End of Period	$1,218,616	$119,703	$38,673	$7,491	$67,143	$77,020	$13,303	$1,541,949
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Year Ended December 31, 2024
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,385,406	$414,265	$38,261	4,806	$66,942	$93,262	6,246	$2,009,188
Purchases of investments, net	519,177	4,995	4,924	1,235	172	27	3,530	534,060
Payment-in-kind	19,870	4,094	4,890	59	5,791	154	—	34,858
Proceeds from investments, net	(412,768)	(253,322)	(25,861)	(1,084)	(1,066)	(370)	(3,953)	(698,424)
Net change in unrealized gain (loss) on investments	(9,015)	(11,666)	1,789	24	(959)	6,741	2,304	(10,782)
Net realized gain (loss) on investments	(11,978)	(457)	(2,448)	—	—	(185)	92	(14,976)
Net accretion/amortization of discount/premium on investments	8,618	2,451	152	—	392	—	—	11,613
Transfers between investment types	(3,475)	—	11,887	—	(11,887)	3,475	—	—
Transfers into (out of) Level 3(1)	—	(21,038)	—	—	—	(1,236)	—	(22,274)
Fair Value, End of Period	$1,495,835	$139,322	$33,594	$5,040	$59,385	$101,868	$8,219	$1,843,263
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

	As of and for the Year Ended December 31, 2023
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,614,366	$453,762	$32,094	$—	$58,370	$84,782	$1,592	$2,244,966
Purchases of investments, net	234,219	(3)	—	4,731	1,950	453	4,699	246,049
Payment-in-kind	20,238	4,202	3,847	75	5,218	139	—	33,719
Proceeds from investments, net	(489,017)	(15,750)	(38)	—	—	—	(115)	(504,920)
Net change in unrealized gain (loss) on investments	10,898	(1,278)	2,294	—	1,235	3,138	70	16,357
Net realized gain (loss) on investments	(7,718)	—	(5)	—	—	—	—	(7,723)
Net amortization of discount on investments	7,240	889	69	—	169	—	—	8,367
Transfers between investment types	(4,750)	—	—	—	—	4,750	—	—
Transfers into (out of) Level 3(1)	(70)	(27,557)	—	—	—	—	—	(27,627)
Fair Value, End of Period	$1,385,406	$414,265	$38,261	$4,806	$66,942	$93,262	$6,246	$2,009,188
_____________________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2023, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
First-lien senior secured debt investments	$(12,839)	$(7,198)	$3,078
Second-lien senior secured debt investments	(18,803)	(10,348)	(5,290)
Unsecured debt investments	1,259	1,789	2,294
Specialty finance debt investments	(16)	23	—
Preferred equity investments	359	(809)	1,235
Common equity investments	(3,172)	6,716	3,549
Specialty finance equity investments	1,637	2,372	71
Total Investments	$(31,575)	$(7,455)	$4,937

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,155,122	Yield Analysis	Market Yield	6.3% - 20.1% (9.6%)	Decrease
	43,696	Recent Transaction	Transaction Price	99.0% - 99.7% (99.3%)	Increase
	19,798	Collateral Analysis	Recovery Rate	0.0% - 107.2% (60.1%)	Increase
Second-lien senior secured debt investments	$119,703	Yield Analysis	Market Yield	10.0% - 62.4% (22.5%)	Decrease
Unsecured debt investments	$37,466	Yield Analysis	Market Yield	5.5% - 17.6% (12.9%)	Decrease
	1,207	Market Approach	EBITDA Multiple	12.0x	Increase
Specialty finance debt investments	$7,491	Yield Analysis	Market Yield	11.6%	Increase
Preferred equity investments	$66,129	Yield Analysis	Market Yield	11.6% - 35.3% (16.4%)	Decrease
	1,014	Market Approach	EBITDA Multiple	128.9x	Increase
Common equity investments	$64,531	Market Approach	EBITDA Multiple	4.0x - 17.8x (5.5x)	Increase
	3,612	Market Approach	Revenue Multiple	8.3x - 13.0x (12.5x)	Increase
	5,967	Recent Transaction	Transaction Price	100.0%	Increase
	2,190	Yield Analysis	Market Yield	8.5%	Decrease
	675	Market Approach	Market Adjustment Factor	(0.0)%	Increase
	28	Market Approach	Gross Profit Multiple	9.0x	Increase
	17	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$4,520	Market Approach	Transaction Price	N/A	Increase
	6,444	Market Approach	AUM Multiple	1.1x	Increase
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0%	Decrease
	202	Yield Analysis	Market Yield	11.5%	Decrease

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,463,390	Yield Analysis	Market Yield	7.6% - 35.2% (11.3%)	Decrease
	31,419	Recent Transaction	Transaction Price	98.2% - 99.7% (99.1%)	Increase
	1,026	Collateral Analysis	Recovery Rate	10.1% - 20.5% (13.3%)	Increase
Second-lien senior secured debt investments	$138,594	Yield Analysis	Market Yield	11.4% - 19.8% (16.2%)	Decrease
	728	Collateral Analysis	Recovery Rate	4.0%	Increase
Unsecured debt investments	$32,579	Yield Analysis	Market Yield	8.6% - 18.1% (13.5%)	Decrease
	1,015	Market Approach	EBITDA Multiple	11.8x	Increase
Specialty finance debt investments	$5,040	Yield Analysis	Market Yield	12.3%	Decrease
Preferred equity investments	$59,385	Yield Analysis	Market Yield	13.2% - 37.1% (17.8%)	Decrease
Common equity investments	$96,251	Market Approach	EBITDA Multiple	3.3x - 20.0x (8.8x)	Increase
	3,536	Market Approach	Revenue Multiple	5.3x - 14.5x (12.9x)	Increase
	2,023	Yield Analysis	Market Yield	8.5%	Decrease
	37	Market Approach	Gross Profit Multiple	10.0x	Increase
	21	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$3,448	Market Approach	N/A	N/A	N/A
	2,977	Market Approach	AUM Multiple	1.1x	Increase
	1,555	Discounted Cash Flow Analysis	Discounted Factor	12.5%	Decrease
	239	Yield Analysis	Market Yield	12.3%	Decrease
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of December 31, 2025			As of December 31, 2024
	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$9,284	$(2,314)	$9,284	$47,369	$(3,074)	$47,369
SPV Asset Facility I	311,673	(3,327)	311,673	192,064	(2,936)	192,064
CLO XIII	—	—	—	257,905	(2,095)	257,905
2026 Notes	347,850	(2,150)	359,625	345,556	(4,444)	367,500
Total Debt	$668,807	$(7,791)	$680,582	$842,894	$(12,549)	$864,838
_______________
(1)The carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Level 1	$—	$—
Level 2	359,625	367,500
Level 3	320,957	497,338
Total Debt	$680,582	$864,838
Financial Instruments Not Carried at Fair Value
As of December 31, 2025 and 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31, 2025	As of December 31, 2024
Total net unfunded revolving loan commitments	$88,831	$99,069
Total net unfunded delayed draw loan commitments	52,975	77,698
Total unfunded specialty finance debt commitments	—	—
Total net unfunded revolving and delayed draw loan commitments	$141,806	$176,767

Total unfunded specialty finance equity commitments	$6,124	$4,996
Total unfunded equity commitments	545	—
	6,669	4,996
Total Unfunded Commitments	$148,475	$181,763
As of December 31, 2025, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

proceeds raised in the Company’s continuous public offering until all organization and offering costs paid by the Adviser have been recovered. The Company terminated its continuous public offering as of April 30, 2021.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of distributions	4,816,721	$41,296	5,734,171	$51,222	5,367,227	$48,104
Repurchased shares	(17,598,030)	(150,967)	(18,348,487)	(163,763)	(11,530,869)	(103,659)
Total Shares/Net Repurchases	(12,781,309)	$(109,671)	(12,614,316)	$(112,541)	(6,163,642)	$(55,555)
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
The table below presents shares issued pursuant to the dividend reinvestment plan during the years ended December 31, 2025, 2024 and 2023:

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
February 1, 2023	January 31, 2023	379,272	$8.89
February 2, 2023	December 31, 2022	126,215	8.89
March 1, 2023	February 28, 2023	380,932	8.88
March 29, 2023	March 28, 2023	376,723	8.90
April 26, 2023	April 25, 2023	377,165	8.90
April 28, 2023	March 31, 2023	125,586	8.90
May 31, 2023	May 30, 2023	380,161	8.88
June 28, 2023	June 27, 2023	366,863	8.96
July 26, 2023	July 25, 2023	365,479	8.97
July 31, 2023	June 30, 2023	121,887	8.97
August 30, 2023	August 29, 2023	366,982	8.99
September 27, 2023	September 26, 2023	355,431	9.08
November 1, 2023	October 31, 2023	428,157	9.02
November 13, 2023	September 30, 2023	356,503	9.00
November 29, 2023	November 28, 2023	432,272	9.04
December 27, 2023	December 26, 2023	427,597	9.03
January 30, 2024	December 31, 2023	213,228	9.03
January 31, 2024	January 30, 2024	431,463	9.01
February 28, 2024	February 27, 2024	431,753	9.01
March 27, 2024	March 26, 2024	420,004	9.01
May 1, 2024	April 30, 2024	420,937	8.99
May 13, 2024	March 31, 2024	209,715	8.99
May 29, 2024	May 28, 2024	424,861	8.99
June 26, 2024	June 25, 2024	425,419	9.00
July 31, 2024	July 30, 2024	417,972	8.91
August 13, 2024	June 30, 2024	139,068	8.90
August 28, 2024	August 27, 2024	421,784	8.91
September 25, 2024	September 24, 2024	414,999	8.85
October 30, 2024	October 29, 2024	410,454	8.84
November 12, 2024	September 30, 2024	135,993	8.84
November 27, 2024	November 26, 2024	413,780	8.82
December 26, 2024	December 24, 2024	402,741	8.80
January 29, 2025	January 28, 2025	404,165	8.79
February 13, 2025	December 31, 2024	133,727	8.80
February 26, 2025	February 25, 2025	407,046	8.78
March 26, 2025	March 25, 2025	394,211	8.75
April 30, 2025	April 29, 2025	400,981	8.63
May 13, 2025	March 31, 2025	65,631	8.72
May 28, 2025	May 27, 2025	402,219	8.62
June 25, 2025	June 24, 2025	383,563	8.61
July 30, 2025	July 29, 2025	385,457	8.57
August 27, 2025	August 26, 2025	388,223	8.55
September 25, 2025	September 24, 2025	378,020	8.45
October 29, 2025	October 28, 2025	383,524	8.35
November 26, 2025	November 25, 2025	343,590	8.31
December 31, 2025	December 30, 2025	346,364	8.27

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears.
The tables below present cash distributions per share for shareholders of record during the following periods:

For the Year Ended December 31, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.0600	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.0600	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.0600	7,720
February 18, 2025	March 31, 2025	May 13, 2025	Quarterly	0.0100	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.0600	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.0600	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.0600	7,542
May 6, 2025	July 29, 2025	July 30, 2025	Monthly	0.0600	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.0600	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.0600	7,238
August 5, 2025	October 28, 2025	October 29, 2025	Monthly	0.0600	6,832
November 4, 2025	November 25, 2025	November 26, 2025	Monthly	0.0533	6,090
November 4, 2025	December 30, 2025	December 31, 2025	Monthly	0.0533	6,108
			Total	$0.7166	$87,558
_______________
(1)Totals presented may not sum due to rounding.

For the Year Ended December 31, 2024
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
December 21, 2023	January 30, 2024	January 31, 2024	Monthly	$0.06	$8,433
December 21, 2023	February 27, 2024	February 28, 2024	Monthly	0.06	8,459
December 21, 2023	March 26, 2024	March 27, 2024	Monthly	0.06	8,485
February 21, 2024	March 31, 2024	May 13, 2024	Quarterly	0.03	4,054
February 21, 2024	April 30, 2024	May 1, 2024	Monthly	0.06	8,106
May 7, 2024	May 28, 2024	May 29, 2024	Monthly	0.06	8,145
May 7, 2024	June 25, 2024	June 26, 2024	Monthly	0.06	8,171
May 7, 2024	June 30, 2024	August 13, 2024	Quarterly	0.02	2,663
May 7, 2024	July 30, 2024	July 31, 2024	Monthly	0.06	7,987
August 6, 2024	August 27, 2024	August 28, 2024	Monthly	0.06	8,021
August 6, 2024	September 24, 2024	September 25, 2024	Monthly	0.06	8,046
August 6, 2024	September 30, 2024	November 12, 2024	Quarterly	0.02	2,615
August 6, 2024	October 29, 2024	October 30, 2024	Monthly	0.06	7,844
November 8, 2024	November 26, 2024	November 27, 2024	Monthly	0.06	7,876
November 8, 2024	December 24, 2024	December 26, 2024	Monthly	0.06	7,901
November 8, 2024	December 31, 2024	February 14, 2025	Quarterly	0.02	2,555
			Total	$0.81	$109,361

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Year Ended December 31, 2023
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
November 1, 2022	January 31, 2023	February 1, 2023	Monthly	$0.050180	$7,352
November 1, 2022	February 28, 2023	March 1, 2023	Monthly	0.050180	7,377
November 1, 2022	March 28, 2023	March 29, 2023	Monthly	0.050180	7,396
February 21, 2023	March 31, 2023	April 28, 2023	Quarterly	0.016731	2,429
February 21, 2023	April 25, 2023	April 26, 2023	Monthly	0.050180	7,285
February 21, 2023	May 30, 2023	May 31, 2023	Monthly	0.050180	7,309
February 21, 2023	June 27, 2023	June 28, 2023	Monthly	0.050180	7,329
May 9, 2023	June 30, 2023	July 31, 2023	Quarterly	0.016731	2,383
May 9, 2023	July 25, 2023	July 26, 2023	Monthly	0.050180	7,146
May 9, 2023	August 29, 2023	August 30, 2023	Monthly	0.050180	7,170
May 9, 2023	September 26, 2023	September 27, 2023	Monthly	0.050180	7,188
September 11, 2023	September 30, 2023	November 13, 2023	Quarterly	0.050000	7,025
September 11, 2023	October 31, 2023	November 1, 2023	Monthly	0.060000	8,431
September 11, 2023	November 28, 2023	November 29, 2023	Monthly	0.060000	8,478
September 11, 2023	December 26, 2023	December 27, 2023	Monthly	0.060000	8,504
November 16, 2023	December 31, 2023	January 20, 2024	Quarterly	0.030000	4,210
				$0.745082	$107,012
With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders pursuant to which shareholders that have “opted-in” may have the full amount of any cash distribution reinvested in additional shares of the Company’s common stock based on the net offering price per share calculated as if the Company’s offering had not been terminated; however, on February 17, 2026, the Board determined to terminate the distribution reinvestment plan and as a result commencing with any distributions payable on or after March 18, 2026, all distributions will be paid in cash. With respect to distributions paid prior to March 18, 2026, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of the Company’s common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Year Ended December 31, 2025
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.61	$73,991	84.5%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.11	13,567	15.5
Total	$0.72	$87,558	100.0%

	For the Year Ended December 31, 2024
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.80	$108,469	99.2%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.01	892	0.8
Total	$0.81	$109,361	100.0%

	For the Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.84	$120,432	112.5%
Net realized gain on investments	—	—	—
Excess (undistributed)	(0.09)	(13,420)	(12.5)
Total	$0.75	$107,012	100.0%
Share Repurchases
Prior to the third quarter of 2025, the Company offered, on a quarterly basis, to repurchase shares of the Company’s common stock on such terms as may be determined by the Board in its complete discretion. All shares purchased by the Company pursuant to the terms of each offer to repurchase were retired and are authorized and unissued shares.

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 28, 2023	March 27, 2023	$23,099	$8.90	2,595,339
May 26, 2023	June 26, 2023	36,020	8.96	4,020,194
August 28, 2023	September 25, 2023	28,144	9.08	3,099,549
November 27, 2023	December 22, 2023	16,397	9.03	1,815,787
February 27, 2024	March 25, 2024	60,509	9.01	6,715,753
May 24, 2024	June 24, 2024	31,358	9.00	3,484,167
August 26, 2024	September 23, 2024	33,505	8.85	3,785,909
November 25, 2024	December 23, 2024	38,391	8.80	4,362,658
February 19, 2025	March 24, 2025	36,805	8.75	4,206,258
May 16, 2025	June 27, 2025	53,838	8.61	6,252,963
August 18, 2025	September 25, 2025	60,324	8.45	7,138,809
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	For the Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations	$24,070	$81,964	$129,793
Weighted average shares of common stock outstanding—basic and diluted	121,691,441	135,104,584	144,043,515
Earnings per common share-basic and diluted	$0.20	$0.61	$0.90

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid-in-capital, or distributable earnings (losses), as appropriate.
The following table reconciles the increase in net assets resulting from operations to undistributed taxable income for the following periods:

	Year Ended December 31,
	2025(1)	2024	2023
Increase in net assets resulting from operations	$24,070	$81,964	$129,793
Adjustments:
Net unrealized (gain) loss	26,181	11,758	(17,089)
Other income (loss) for tax purposes, not book	(352)	(1,866)	(12,230)
Deferred organization costs	(37)	(37)	265
Other book-tax differences	1,304	2,774	2,821
Realized gain/loss differences	(10,381)	12,259	7,957
Taxable Income	$40,785	$106,852	$111,517
______________
(1)Tax information for the fiscal year ended December 31, 2025, are estimates and are not final until the Company files its tax returns.
For the Year Ended December 31, 2025
Total distributions declared of $87.6 million resulted in a taxable dividend amount of $90.1 million that consisted of approximately $83.9 million of ordinary income and $0.3 million of long-term capital gains, and a return of capital of $5.9 million for the tax year ending December 31, 2025. For the calendar year ended December 31, 2025, on a tax basis, the Company had no undistributed income, a capital loss carryforward of $33.5 million, as well as $(31.7) million of net unrealized gains (losses) on investments and $(6.9) million of other temporary differences. For the year ended December 31, 2025, 92.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2025, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences of $7.2 million principally related to U.S. federal income tax, including excise taxes, and a return of capital.
As of December 31, 2025, the net estimated unrealized loss for U.S. federal income tax purposes was $25.4 million based on a tax cost basis of $1.6 billion. As of December 31, 2025, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $73.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $47.7 million.
For the Year Ended December 31, 2024
Total distributions declared of $109.4 million resulted in a tax dividend amount of $106.8 million that consisted of approximately $106.3 million of ordinary income and $0.5 million of long-term capital gains for the tax year ending December 31, 2024. For the calendar year ended December 31, 2024, on a tax basis, the Company had $10.3 million of undistributed ordinary income, $0.2 million of undistributed long-term capital gains, as well as $(18.2) million of net unrealized gains (losses) on investments and $(8.1) million of other temporary differences. For the year ended December 31, 2024, 89.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences of $2.8 million principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2024, the net estimated unrealized loss of U.S. federal income tax purposes was $13.0 million based on a tax cost basis of $1.9 billion. As of December 31, 2024, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $73.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $60.9 million.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

For the Year Ended December 31, 2023
Total distributions declared of $107.0 million resulted in a tax dividend amount of $109.5 million that consisted of approximately $107.3 million of ordinary income and $2.2 million of long-term capital gains for the year ending December 31, 2023. For the calendar year ended December 31, 2023, on a tax basis, the Company had $10.4 million of undistributed ordinary income, $0.3 million of undistributed long-term capital gains, as well as $2.2 million of net unrealized gains (losses) on investments and $(4.1) million of other temporary differences. For the year ended December 31, 2023, 89.1% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
During the year ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid-in-capital. These permanent differences of $2.8 million principally related to U.S. federal income tax, including excise taxes.
As of December 31, 2023, the net estimated unrealized gain of U.S. federal income tax purposes was $7.6 million based on a tax cost basis of $2.0 billion. As of December 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $43.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $51.4 million.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a current tax expense of approximately $1.6 million,$1.3 million and $0.1 million, respectively.
The Company recorded net deferred tax liabilities of $10.3 million and $10.3 million as of December 31, 2025 and 2024, respectively, for taxable subsidiaries, which is significantly related to U.S. GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Year Ended December 31,
	2025	2024	2023	2022	2021		2020	2019	2018	2017
Per share data:
Net asset value, at beginning of period	$8.80	$9.00	$8.85	$8.98	$8.84		$9.03	$8.97	$9.03	$9.00
Results of operations:
Net investment income(1)	0.61	0.80	0.84	0.68	0.59		0.64	0.64	0.56	0.42
Net realized and unrealized gain (loss)(4)	(0.41)	(0.19)	0.06	(0.18)	0.15		(0.17)	0.09	0.05	0.10
Net increase (decrease) in net assets resulting from operations	0.20	0.61	0.90	0.50	0.74		0.47	0.73	0.61	0.52
Distributions:
Distributions from net investment income(2)	(0.61)	(0.80)	(0.84)	(0.68)	(0.59)		(0.64)	(0.66)	(0.59)	(0.43)
Distributions from net realized gains(2)	—	—	—	—	—	(10)	—	(0.02)	(0.03)	—	(10)
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.11)	(0.01)	0.09	0.05	(0.01)		(0.02)	—	(0.06)	(0.06)
Net increase (decrease) in net assets from shareholders' distributions	(0.72)	(0.81)	(0.75)	(0.63)	(0.60)		(0.66)	(0.68)	(0.68)	(0.49)
Capital share transactions:
Issuance of common stock above net asset value	—	—	—	—	—	(10)	—	0.01	0.01	—	(10)
Net increase in net assets resulting from capital share transactions	—	—	—	—	—		—	0.01	0.01	—
Total increase (decrease) in net assets	(0.52)	(0.20)	0.15	(0.13)	0.14		(0.19)	0.06	(0.06)	0.03
Net Asset Value, at End of Period(9)	$8.27	$8.80	$9.00	$8.85	$8.98		$8.84	$9.03	$8.97	$9.03

Total Return(5)(6)	2.1%	7.0%	10.4%	5.7%	7.9%		5.7%	7.1%	6.7%	5.9%	(11)

Ratios:
Ratio of net expenses to average net assets(3)(7)(8)	11.8%	12.5%	11.9%	8.9%	8.0%		5.3%	7.6%	7.7%	1.5%	(12)
Ratio of net investment income to average net assets(7)	7.2%	9.1%	9.4%	7.7%	6.7%		7.5%	7.1%	6.2%	4.0%	(12)
Portfolio turnover rate	18.0%	43.1%	11.8%	7.7%	43.6%		15.3%	19.4%	35.5%	7.0%	(12)

Supplemental Data:
Weighted-average shares outstanding	121,691,441	135,104,584	144,043,515	150,071,461	151,511,486		129,370,000	76,023,995	26,555,178	3,500,950
Shares outstanding, end of period	114,946,017	127,727,326	140,341,642	146,505,284	151,376,519		145,448,227	106,034,790	48,860,700	9,866,216
Net assets, end of period	$950,390	$1,123,549	$1,263,487	$1,296,261	$1,359,691		$1,286,304	$957,279	$438,210	$89,083
_______________
(1)The per share data was derived using the weighted average shares during the period.
(2)The per share data was derived using actual shares outstanding at the date of the relevant transaction.
(3)Operating expenses may vary in the future based on unpredictable variables. Past performance is not a guarantee of future results.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
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
(8)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended December 31, 2025, was 11.8%.
(9)Totals presented may not sum due to rounding.
(10)The per share amounts round to less than $0.01 per share.
(11)Total return for the year ended December 31, 2017 is not annualized. An investment in the Company is subject to a maximum upfront sales load of 5% of the offering price, which will reduce the amount of capital available for investment.
(12)For 2017 figures, ratios reflect amounts from the commencement of operations, April 4, 2017, through December 31, 2017 and are not annualized.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 12. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except the following:
Dividends
On February 18, 2026, the Board approved regular monthly distributions for February 2026, through March 2026. The regular monthly cash distributions, each in the gross amount of $0.0533 per share, will be payable monthly to shareholders of record as of the monthly record date.
Asset Sale
On February 18, 2026, the Company entered into six separately negotiated loan sale agreements (collectively, the “Loan Sale Agreements”) relating to the disposition of a portion of the Company’s portfolio company investments (each, a “Subject Portfolio” and collectively, the “Subject Portfolios”).
Pursuant to the Loan Sale Agreements:
•each of Loantaka LLC, Lavalette LLC and Hopatcong LLC, Delaware limited liability companies ( “Purchaser 1,” “Purchaser 2” and “Purchaser 3,” respectively), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $151.2 million;
•Chestnut Diversified Lending (CP) III LLC, a Delaware limited liability company (“Purchaser 4”), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $151.2 million;
•Ovington Diversified Lending (OM) I LP, a Cayman Islands exempted limited partnership (“Purchaser 5”), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $149.9 million; and
•Broome Diversified Lending (B) LP, a Cayman Islands exempted limited partnership (“Purchaser 6” and, together with Purchaser 1, Purchaser 2, Purchaser 3, Purchaser 4 and Purchaser 5, the “Purchasers” and each a “Purchaser”), agreed to purchase a Subject Portfolio comprised of total debt investment commitments of $147.6 million.
The Subject Portfolios represent $600.0 million in aggregate total debt investment commitments. Excluding unfunded commitments, the aggregate fair value of the Subject Portfolios as of February 12, 2026, (the “Subject Portfolio Valuation Date”) was $538.3 million, equivalent to 99.8% of par value.
Each Purchaser is a financing vehicle or fund owned by a leading public pension or insurance investor (each, an “Institutional Investor”). Some of the Institutional Investors are investors in funds managed by affiliates of the Adviser; however, each Institutional Investor made its own independent investment decision in connection with its purchase of a Subject Portfolio. Additionally, certain affiliates of the Adviser have agreed to provide the Purchasers or their parent entities with non-discretionary advisory services in connection with the Subject Portfolios.
Each Loan Sale Agreement provides that each Purchaser will purchase the relevant Subject Portfolio for a purchase price equal to its fair value as of the Subject Portfolio Valuation Date adjusted for certain interest activity consistent with market standards. The fair value of each portfolio company investment included in the Subject Portfolios was determined on the Subject Portfolio Valuation Date in accordance with the Company’s standard valuation process, in accordance with Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act.
The Subject Portfolios represent 33.8% of the Company’s total investment commitments, including unfunded commitments, as of December 31, 2025. The Subject Portfolios consist of 92.0% first-lien investments, 4.5% second-lien investments and 3.5% unsecured investments, and include investments in 96 portfolio companies across 25 industries. The Subject Portfolios have an average investment size of $5.6 million and a weighted average spread of 5.5% and consist of partial sales, representing approximately 59% of our investments in each underlying portfolio company as of December 31, 2025.
Termination of Dividend Reinvestment Plan
On February 17, 2026, the Board also determined to terminate the Company’s dividend reinvestment plan. As a result, the Regular Distribution payable in March 2026, will be payable only in cash and, subject to Board approval, all future distributions are expected to be paid in cash.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Revolving Credit Facility Amendment
On February 17, 2026, the Company entered into an Omnibus Amendment to the Revolving Credit Agreement and Guarantee and Security Agreement in order to (i) reduce the maximum commitment of the Revolving Credit Facility from $225.0 million to $75.0 million, (ii) shorten the revolver availability period from January 2028 to October 2027, (iii) increase the unused fee from 0.375% to 0.50%-0.65%, (iv) increase the applicable margin from (a) with respect to any ABR Loan, 1.00% to 1.50% per annum, (b) with respect to any term benchmark loan, 2.00% to 2.50% per annum, and (c) with respect to any RFR Loan, 2.00% to 2.50% per annum, (v) expand the ability to make restricted payments, subject to certain conditions, and (vi) reduce the minimum shareholders’ equity test.
Return of Capital Distribution
On March 5, 2026, the Board declared a special cash return of capital distribution to shareholders of $2.50 per share, reflecting approximately 30% of the Company’s NAV as of December 31, 2025, payable on or before March 31, 2026, to shareholders of record as of March 24, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report.
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report does not include an attestation report related to internal controls over financial reporting of the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.
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
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2025, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2026 annual meeting of shareholders; the terms of our Class II directors will expire at the 2027 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2028 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors:
Eric Kaye, 62	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class I Director since 2016; Term expires in 2026	5	OBDC OCIC OTF OTIC
Victor Woolridge, 69	Director	Managing Director of Barings Real Estate Advisers LLC	Class I Director since 2021; Term expires in 2026	5	OBDC OCIC OTF OTIC
Christopher M. Temple, 58	Director	President of DelTex Capital LLC	Class II Director since 2016; Term expires in 2027	5	OBDC OCIC OTF OTIC
Melissa Weiler, 61	Director	Private Investor	Class II Director since 2021, Term expires in 2027	5	OBDC OCIC OTF OTIC Jefferies Financial Group Inc.
Edward D’Alelio, 73	Chairman of the Board, Director	Retired	Class III Director since 2016; Term expires in 2028	5	OBDC OCIC OTF OTIC
Interested Directors:(4)
Craig W. Packer, 59	Chief Executive Officer and Director	Co-Founder of Owl Rock Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class III Director since 2016; Term expires in 2028	5	OBDC OCIC OTF OTIC Blue Owl Capital Inc. (“Blue Owl”)
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
Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 he has served on the board of directors of OTIC. Mr. Kaye previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025and on the board of directors of Blue Owl Technology Finance Corp. II (“OTF II”) from November 2021 until March 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP

Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc. and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York-based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Mr. D'Alelio served on the board of Blackstone Senior Floating Rate 2027 Term Fund from April 2010 until February 2025, Blackstone Long Short Credit Income Fund from November 2010 until February 2025 and Blackstone Strategic Credit 2027 Term Fund from May 2021 until February 2025. Since March 2016 and November 2016, he has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of the Company, OBDC, OTF and OCIC in February 2021 and OTIC in August 2021. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s

Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge serves as Board Committee Chair and President of Springfield Riverfront Development Corporation – Basketball Hall of Fame. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OCIC, OTF and OTIC in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from November 2021 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Interested Director
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, since March 2016 and November 2016 Mr. Packer has served on the boards of directors of OBDC and the Company, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 he has served on the board of directors of OTIC. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025 and on the board of directors of OTF II from November 2021 until March 2025. Mr. Packer also served as President of OBDE since its inception until January 2024 and as President of the Company, OBDC, OCIC, OTF, OTF II and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provides an important skill set and knowledge base to the Board.
Meetings and Attendance
The Board met eighteen times during 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Three board members attended the 2025 Annual Meeting.
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
As of December 31, 2025, the members of each of the Board’s committees were as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee	Co-Investment Committee
Edward D'Alelio	Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge	Victor Woolridge

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
The Audit Committee had nine formal meetings in 2025.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2025.
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
Co-Investment Committee Governance, Responsibilities and Meetings
The Co-Investment committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025, and had three formal meetings in 2025.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowlproducts.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlproducts.com or file a Form 8-K with the Securities and Exchange Commission.
We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company:

Name	Age	Position	Officer Since
Logan Nicholson	45	President	2024
Karen Hager	53	Chief Compliance Officer	2018
Neena Reddy	48	Vice President and Secretary	2019
Jonathan Lamm	51	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	37	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
Shari Withem	43	Co-Chief Accounting Officer, Co-Treasurer and Co-Controller	2021
The address for each of our executive officers is c/o Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is the Global Chief Compliance Officer and Senior Managing Director of Blue Owl, a member of Blue Owl’s Management Committee and Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform in

March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Nicholson is a Senior Managing Director at Blue Owl, a member of the Direct Lending Investment Team, and a member of the Diversified Lending Investment Committee. Mr. Nicholson is also President of the Company, OBDC II and OCIC, and Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including the Company, OBDC II and OCIC. Prior to joining Blue Owl in 2023, Mr. Nicholson was a Co-Founder and Partner at Brinley Partners, a startup private credit asset manager, from 2021 to 2023. Previously, Mr. Nicholson was at Goldman Sachs & Co. (“Goldman”) from 2003 to 2021, where he was most recently a Managing Director and Head of U.S. Leveraged Finance Capital Markets. During his time at Goldman, he was responsible for structuring, risk management and distribution of capital commitments for both Leveraged Loans and High Yield bonds, and he was also appointed as a member of the LSTA Board of Directors. Additionally, Mr. Nicholson spent 2021 in a leadership role at healthcare firm Humana Inc., where he was Senior Vice President of Corporate Development and responsible for all M&A activity. Mr. Nicholson received a B.S. in Systems Engineering with a double major in Economics from the University of Virginia.
Ms. Reddy is a Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr. Lamm is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services--Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE , where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Diversified Lending Investment Committee. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Diversified Lending Investment Committee is comprised of Matthias Ederer, Logan Nicholson, Meenal Mehta and Patrick Linnemann. We consider the individuals on the Diversified Lending Investment Committee to be our portfolio managers. The Investment Team, under the Diversified Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. The Diversified Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Diversified Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which certain investments may be made or sold consistent with our investment objective) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Diversified Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Diversified Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Diversified Lending Investment Committee. The compensation packages of the Diversified Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
The Investment Team performs a similar role for OBDC and OCIC, and certain members of the Investment Team also perform a similar role for OTF and OTIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS — Risks Related to Our Adviser and Its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for their respective other accounts and clients or issuers in which we may invest.” for a discussion of potential conflicts of interests.
The members of the Diversified Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Diversified Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Logan Nicholson	1980
Meenal Mehta	1975
Patrick Linnemann	1983
Matthias Ederer	1981
In addition to managing our investments, our portfolio managers also manage other registered investment companies and BDCs, other pooled investment vehicles and other accounts, as indicated below. The following table identifies, as of December 31, 2025: (i) the number of registered investment companies and BDCs (including us), other pooled investment vehicles and other accounts managed by each portfolio manager; (ii) the total assets of such companies, vehicles and accounts; and (iii) the number and total assets of such companies, vehicles and accounts that are subject to an advisory fee based on performance.

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Douglas I. Ostrover
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	40	15,115	12	9,823
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Marc S. Lipschultz
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	44	25,889	16	20,597
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Craig W. Packer
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Alexis Maged
Registered investment companies/Business development companies	5	$77,056	5	$77,056
Other pooled investment vehicles	37	13,750	11	9,261
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Logan Nicholson
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Meenal Mehta
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Patrick Linneman
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—

Type of Account	Number of Accounts	Assets of Accounts (in millions)	Number of Accounts Subject to a Performance Fee	Assets Subject to a Performance Fee (in millions)
Matthias Ederer
Registered investment companies/Business development companies	3	$55,846	3	$55,846
Other pooled investment vehicles	19	9,424	6	7,913
Other accounts	—	—	—	—
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively of each Blue Owl Client.
Biographical information regarding each member of the Diversified Lending Investment Committee, who is not a director or executive officer of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of the Company and OBDC and from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of OBDE and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leveraged Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR, serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz served on the board of the Hess Corporation until 2025 and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Mr. Maged is Chief Credit Officer of Blue Owl, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Senior Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Ms. Mehta is a Senior Managing Director of Blue Owl, a member of the Adviser’s Investment Team and a member of the Adviser’s Diversified Lending Investment Committee. Ms. Mehta is also a Co-Head of Underwriting for the Adviser’s Investment Team. Before joining Blue Owl, Ms. Mehta was a Managing Director at Antares Capital, a direct lender to middle-market firms based in New York. Prior to that, Ms. Mehta was a Vice President at GE Capital. Ms. Mehta began her career as a Manager at L&T Finance Limited, Mumbai India in the Treasury Group. Ms. Mehta received an M.B.A. from Goizueta Business School, Emory University, an M.S. in Management Studies with a specialization in Finance from NMIMS, Mumbai University and a B.S. in Commerce and Economics from Sydenham College, Mumbai University.
Mr. Linnemann is a Senior Managing Director of Blue Owl, a member of the Adviser’s Investment Team and, a member of the Adviser’s Diversified Lending Investment Committee. Mr. Linnemann is also a Portfolio Manager for certain funds in Blue Owl’s Diversified Lending strategy, including Blue Owl Diversified Lending Fund. Before joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Mr. Linnemann was a Vice President at Angel Island Capital, the credit investment platform of Golden Gate Capital, from 2015 to 2016, where he focused on sourcing and evaluating credit investments. Before that, Mr. Linnemann was Vice President of the Leveraged Finance Capital Markets Group at Goldman Sachs & Co. in New York from 2006 to 2015. Mr. Linnemann received a BA in Economics from the University of Pennsylvania.
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
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Diversified Lending Investment Committee as of February 26, 2026 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001–$500,000; $500,001–$1,000,000; or Over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Capital Corporation II(1)(2)
Douglas I. Ostrover	None
Marc S. Lipschultz	Over $1,000,000
Craig W. Packer	$500,001–$1,000,000
Alexis Maged	None
Logan Nicholson	None
Meenal Mehta	None
Patrick Linnemann	None
Matthias Ederer	None
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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2025, these directors were Edward D’Alelio, Eric Kaye, Christopher M. Temple, Melissa Weiler and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$200,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$250,000	$15,000	$10,000	$5,000
$10 Billion < $15 Billion	$300,000	$15,000	$10,000	$5,000
≥ $15 Billion	$350,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2025:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$340,000	$340,000	$1,442,800
Christopher M. Temple	335,000	335,000	1,416,500
Eric Kaye	330,000	330,000	1,390,200
Melissa Weiler	325,000	325,000	1,363,900
Victor Woolridge	325,000	325,000	1,363,900

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 26, 2026, the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on shares of our common stock outstanding as of February 26, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Shares Beneficially Owned
Name and Address	Number of Shares Owned	Percentage of Class Outstanding
Interested Directors
Craig W. Packer	116,667	*
Independent Directors
Edward D'Alelio	—	—%
Eric Kaye	—	—%
Christopher M. Temple	—	—%
Melissa Weiler	—	—%
Victor Woolridge	—	—%
Executive Officers
Karen Hager	—	—%
Logan Nicholson	—	—%
Jonathan Lamm	—	—%
Matthew Swatt	—	—%
Shari Withem	—	—%
Neena Reddy	—	—%
All officers and directors as a group (12 persons)(1)	116,667	*
______________
*Less than 1%.
(1)The address for each of the directors and officers is c/o Blue Owl Capital Corporation II, 399 Park Avenue, 37th Floor, New York, New York 10022.

Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of February 26, 2026 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. and Blue Owl Technology Income Corp.

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
______________
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the current net asset value per share by the number of equity securities beneficially owned.
(3)The dollar range of Equity Securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of: (1) the product obtained by multiplying the closing price per share of OTF’s common stock on February 26, 2026, times the number of shares of OTF’s common stock beneficially owned, (2) the product obtained by multiplying the current net offering price of OCIC, times the number of shares of OCIC beneficially owned, (3) the product obtained by multiplying the current net offering price of OTIC., times the number of shares of OTIC beneficially owned, (4) the product obtained by multiplying the closing price of OBDC common stock as of February 26, 2026, by the number of shares of OBDC beneficially owned, and (5) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Diversified Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients and other Blue Owl clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place investment allocation policies that seek to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. In addition, from time to time, Blue Owl Securities LLC may purchase securities in certain of our offerings.
Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policies, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place investment allocation policies that seek to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policies. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policies, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policies are designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates' similar fiduciary obligations to other Blue Owl clients, however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policies, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policies, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.

Exemptive Relief
We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board will oversee our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
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
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. Under Section 303A.00 of the NYSE Listed Company Manual, a director of a business development company (“BDC”) is considered to be independent if he or she is not an “interested person” of ours, as defined in Section 2(a)(19) of the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Kaye, Temple, D’Alelio, Woolridge and Ms. Weiler is independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an “interested person” (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accountant Fees and Services
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. KPMG LLP acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2025, 2024 and 2023. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.

Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2025 and 2024:

	For the Fiscal Year ended December 31, 2025	For the Fiscal Year ended December 31, 2024
Audit Fees(1)	$596,500	$740,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	288,655	299,872
All Other Fees(4)	—	—
Total Fees	$885,155	$1,039,872
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
(3)“Tax Fees” are fees billed services rendered by KPMG LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.
(3)Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.
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

4.2
Second Supplemental Indenture, dated as of November 15, 2023, relating to the 8.450% Notes due 2026, by and between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K, filed November 15, 2023).

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

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed on February 23, 2021).
10.8	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2022).
10.9
License Agreement, dated as of July 6, 2023, between Blue Owl Capital Corporation II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.10
Indenture and Security Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC, as Issuer, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.11
Collateral Management Agreement, dated as of September 12, 2023, by and between Owl Rock CLO XIII, LLC and Blue Owl Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.12
Loan Sale Agreement, dated as of September 12, 2023, between Blue Owl Capital Corporation II, as Seller, and Owl Rock CLO XIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.13
Loan Sale Agreement, dated as of September 12, 2023, between ORCC II Financing LLC and OR Lending II LLC, as Sellers, and Owl Rock CLO XIII, LLC, as Purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2023).

10.14
Senior Secured Credit Agreement, dated January 12, 2024, between Blue Owl Capital Corporation II, as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 18, 2024).

10.15
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

10.16
Fourth Amended and Restated Margining Agreement, dated as of July 24, 2025, between ORCC II Financing LLC, as Borrower, and Goldman Sachs Bank USA, as Administrative Agreement under the Fourth Amended and Restated Credit Agreement, dated as of July 24, 2025, by and among ORCC II Financing LLC, as Borrower, the Lenders from time to time parties thereto, Goldman Sachs Bank USA, as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator, Collateral Agent and Collateral Custodian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2025).

19.1*	Insider Trading Policy
21.1*	Subsidiary List
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information.
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the year ended December 31, 2025.
99.3*	Supplemental Financial Information of Blue Owl Leasing LLC as of and for the period from June 30, 2025 (Date of Inception) to December 31, 2025
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: March 5, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 5, 2026.

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