Form 10-Q
period 2026-03-31
Blue Owl Capital Corp II
filed 2026-05-08
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

As of May 01, 2026, the registrant had 115,645,897 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $874,265 and $1,559,834 respectively)	$836,294	$1,538,232
Non-controlled, affiliated investments (amortized cost of $33,333 and $44,239, respectively)	38,133	37,981
Controlled, affiliated investments (amortized cost of $334 and $334, respectively)	318	337
Total investments at fair value (amortized cost of $907,932 and $1,604,407, respectively)	874,745	1,576,550
Cash	308,080	55,380
Foreign cash (cost of $15,627 and $3,923, respectively)	15,427	3,982
Interest and dividend receivable	7,200	11,866
Prepaid expenses and other assets	1,877	1,057
Total Assets	$1,207,329	$1,648,835
Liabilities
Debt (net of deferred unamortized debt issuance costs of $6,166 and $7,791, respectively)	$531,334	$668,807
Payables to affiliates	7,277	12,183
Accrued expenses and other liabilities	24,565	17,455
Total Liabilities	563,176	698,445
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 115,645,897 and 114,946,017 shares issued and outstanding, respectively	1,156	1,149
Additional paid-in-capital	737,994	1,021,360
Accumulated undistributed (overdistributed) earnings	(94,997)	(72,119)
Total Net Assets	644,153	950,390
Total Liabilities and Net Assets	$1,207,329	$1,648,835
Net Asset Value Per Share	$5.57	$8.27

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$27,669	$42,995
Payment-in-kind ("PIK") interest income	2,691	4,347
Dividend income	3,818	4,109
Other income	298	552
Total investment income from non-controlled, non-affiliated investments	34,476	52,003
Investment income from non-controlled, affiliated investments:
Interest income	368	384
Dividend income	397	338
Other Income	3	3
Total investment income from non-controlled, affiliated investments	768	725
Investment income from controlled, affiliated investments:
Dividend income	5	1
Total investment income from controlled, affiliated investments	5	1
Total Investment Income	35,249	52,729
Operating Expenses
Interest expense	14,079	17,841
Management fees, net(1)	4,657	7,313
Performance based incentive fees	—	4,347
Professional fees	1,052	1,062
Directors' fees	197	197
Other general and administrative	1,449	945
Total Operating Expenses	21,434	31,705
Net Investment Income (Loss) Before Taxes	13,815	21,024
Income tax expense (benefit), including excise tax expense (benefit)	294	530
Net Investment Income (Loss)	$13,521	$20,494
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(14,856)	$16,514
Non-controlled, affiliated investments	11,059	(901)
Controlled, affiliated investments	(19)	(9)
Income tax (provision) benefit	44	(165)
Translation of assets and liabilities in foreign currencies	(922)	748
Total Net Change in Unrealized Gain (Loss)	(4,694)	16,187
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(2,271)	$(22,425)
Non-controlled, affiliated investments	(11,109)	—
Foreign currency transactions	110	(58)
Total Net Realized Gain (Loss)	(13,270)	(22,483)
Total Net Realized and Change in Unrealized Gain (Loss)	(17,964)	(6,296)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,443)	$14,198
Earnings Per Share - Basic and Diluted	$(0.04)	$0.11
Weighted Average Shares Outstanding - Basic and Diluted	115,326,378	127,975,222
_______________
(1)     Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$13,521	$20,494
Net change in unrealized gain (loss)	(4,694)	16,187
Net realized gain (loss)	(13,270)	(22,483)
Net Increase (Decrease) in Net Assets Resulting from Operations	(4,443)	14,198
Distributions(1)
Distributions declared from earnings	(18,435)	(24,329)
Return of capital	(289,115)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(307,550)	(24,329)
Capital Share Transactions
Reinvestment of shareholders' distributions	5,756	11,753
Repurchased shares	—	(36,805)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	5,756	(25,052)
Total Increase (Decrease) in Net Assets	(306,237)	(35,183)
Net Assets, at beginning of period	950,390	1,123,549
Net Assets, at End of Period	$644,153	$1,088,366
_______________
(1)For the three months ended March 31, 2026, distributions declared from earnings were derived from net investment income and return of capital. For the three months ended March 31, 2025, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended, March 31,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,443)	$14,198
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(14,007)	(46,254)
Proceeds from investments and investment repayments, net	703,921	73,410
Net change in unrealized (gain) loss on investments	3,816	(15,604)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	922	(748)
Net realized (gain) loss on investments	13,380	22,425
Net realized (gain) loss on foreign currency transactions relating to investments	(1,374)	69
Net realized (gain) loss on debt	926	—
Paid-in-kind interest and dividends	(4,144)	(6,867)
Net accretion/amortization of discount/premium on investments	(1,301)	(1,688)
Amortization of debt issuance costs	2,771	1,110
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	4,666	2,737
(Increase) decrease in prepaid expenses and other assets	(1,118)	1,757
Increase (decrease) in payable for investments purchased	—	1,630
Increase (decrease) in payable to affiliates	(4,906)	(1,370)
Increase (decrease) in accrued expenses and other liabilities	7,110	4,745
Net cash provided by (used in) operating activities	706,219	49,550
Cash Flows from Financing Activities
Borrowings on debt	—	45,000
Repayments of debt	(139,134)	(25,000)
Debt issuance costs	(1,146)	(124)
Distributions paid to shareholders	(12,679)	(13,882)
Return of capital distribution	(289,115)	—
Repurchased shares	—	(38,171)
Net cash provided by (used in) financing activities	(442,074)	(32,177)
Net increase (decrease) in cash	264,145	17,373
Cash, including foreign cash, beginning of period	59,362	50,891
Cash, including foreign cash, end of period	$323,507	$68,264

Supplemental and Non-Cash Information
Interest paid during the period	$4,175	$8,784
Distributions declared during the period	18,435	24,329
Distribution payable	—	1,249
Reinvestment of distributions during the period	5,756	11,753
Taxes, including excise tax, paid during the period	35	597
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	$7,141	—	$7,100	$6,998
								7,100	6,998	1.1%
Aerospace and defense
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	—	14,395	10,363
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	3,158	—	3,144	3,127
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	279	—	277	276
								17,816	13,766	2.1%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	3,339	—	3,336	3,339
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	4,265	—	4,259	4,265
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	7.50%		9/2027	£124	—	167	164
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+	6.00%		3/2029	€353	—	382	407
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£4,046	—	5,197	5,336
								13,341	13,511	2.1%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	12,159	—	12,118	12,159
Associations, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	6.50%		7/2028	16,973	—	16,960	16,973
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	1,323	—	1,311	1,310
Wrench Group LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	3.75%		9/2031	68	—	66	66
								30,455	30,508	4.7%
Business services
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	4,631	—	4,609	4,549
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	229	—	226	217
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		7/2027	2,728	—	2,716	2,681
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	2,973	—	2,965	2,973
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	836	—	836	1,268
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	955	—	947	857
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	1	1
								12,300	12,546	1.9%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	Second lien senior secured loan	S+	7.75%		11/2028	22,500	—	22,359	20,194

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		6/2031	2,866	—	2,843	2,829
Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	10,913	—	10,902	10,883
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	9,187	—	9,048	9,141
								45,152	43,047	6.7%
Consumer products
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	31,280	—	31,031	18,768
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	699	—	677	427
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	710	—	704	708
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2027	4,858	—	4,852	4,858
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	280	—	278	271
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	9,137	—	9,115	9,089
								46,657	34,121	5.3%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	794	—	794	788
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	19	—	19	18
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	169	—	168	167
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	872	—	864	852
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		10/2027	40	—	40	38
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	580	—	578	580
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	3,941	—	3,908	3,941
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	1,780	—	1,762	1,780
								8,133	8,164	1.3%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	541	—	538	537
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	9,983	—	9,939	9,783
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	1,815	—	1,799	1,792
Offen, Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		7/2029	99		97	96
								12,373	12,208	1.9%
Education
Pluralsight, LLC(3)(4)(8)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	2,664	—	2,664	2,517
Pluralsight, LLC(3)(4)(8)(28)	First lien senior secured loan	S+		7.50%	8/2029	4,751	—	4,439	1,782
Pluralsight, LLC(3)(4)(9)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	1,332	—	1,332	1,259

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	298	—	296	287
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	15	—	14	13
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.50%		10/2031	10	—	10	8
								8,755	5,866	0.9%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	2,141	—	2,126	2,141
								2,126	2,141	0.3%
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	2,374	—	2,345	2,374
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	1,066	—	1,054	1,066
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	875	—	868	866
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	11,035	—	10,984	10,980
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	204	—	200	199
Minotaur Acquisition, Inc. (dba Inspira Financial)(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2030	11,009	—	10,915	10,983
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	1,389	—	1,382	1,347
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)	First lien senior secured loan	S+	4.50%		9/2028	930	—	931	916
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	401	—	399	386
Wipfli Advisory LLC(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2032	782	—	781	777
								29,859	29,894	4.6%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	—	4,978	3,075
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	18,969	—	18,870	18,969
Eagle Family Foods Group LLC(3)(4)(10)	First lien senior secured loan	S+	4.75%		8/2030	598	—	593	596
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	266	—	252	237
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	2,438	—	2,419	2,431
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	422	—	421	422
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	171	—	170	170
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	8,444	—	8,396	8,423
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	5,997	—	5,984	5,888

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	3,804	—	3,759	3,804
								45,842	44,015	6.8%
Healthcare equipment and services
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		3/2032	916	—	908	914
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	334	—	329	332
CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	334	—	331	334
Nelipak Holding Company(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2031	723	—	715	709
Nelipak Holding Company(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.50%		3/2031	46	—	44	43
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.(3)(4)(14)	First lien senior secured EUR term loan	E+	5.50%		3/2031	€1,855	—	1,985	2,100
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028	4,893	—	4,869	4,893
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	345	—	344	342
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	184	—	183	183
								9,708	9,850	1.5%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2030	555	—	555	549
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.00%		08/2032	3,643	—	3,626	3,643
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	5,220	—	5,194	5,194
Ex Vivo Parent Inc. (dba OB Hospitalist)(3)(4)(8)	First lien senior secured loan	S+		9.50%	9/2028	7,905	—	7,850	7,905
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	4,510	—	4,464	4,476
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.50%		5/2031	849	—	844	849
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured loan	S+		10.00%	05/2026	25,133	—	22,181	9,729
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		12.00%	5/2026	3,623	—	1,476	1,268
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+		9.00%	5/2026	1,887	—	1,619	650
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	445	—	441	445
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	4,450	—	4,420	4,450
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	1,710	—	1,690	1,684
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	14,939	—	14,829	13,445
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	418	—	407	209

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	712		—	654	406
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	16		—	14	14
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2029	27		—	25	15
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	81		—	75	46
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2027	8,225		—	8,207	7,402
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2032	3,148		—	3,140	3,101
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	15,459		—	15,290	14,996
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	385		—	383	380
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	24		—	24	23
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	175		—	174	175
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	487		—	487	487
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	7,127		—	7,088	7,091
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	1,751		—	1,737	1,751
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	571	—	377	389
									107,271	90,772	14.1%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	191		—	190	189
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	106		—	105	105
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	7,100		—	7,071	7,064
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	985		—	980	975
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	887		—	879	824
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	29		—	29	24
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030	2,837		—	2,791	2,737
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030	43		—	43	42
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	205		—	201	195
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	18,333		—	18,312	17,645
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	8,011		—	8,011	6,990
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		3/2028	5,302		—	5,291	5,231

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Klick Inc.(3)(4)(8)(31)	First lien senior secured loan	S+	5.00%		11/2032	1,800	—	1,791	1,786
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	777	—	770	773
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031	6,034	—	6,034	5,928
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£2,939	—	3,966	3,807
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031	4,086	—	4,036	4,076
								60,500	58,391	9.1%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	35,899	—	35,766	32,937
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	3,009	—	3,005	2,703
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	263	—	260	243
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	5.75%		4/2029	793	—	786	751
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured revolving loan	S+	5.75%		4/2028	55	—	54	52
								39,871	36,686	5.7%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	—	16,533	11,333
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	1,886	—	1,886	1,886
								18,419	13,219	2.1%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	1,751	—	1,733	1,751
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	350	—	346	339
VCI Asset Holdings 1 LLC(3)(4)(6)(31)	First lien senior secured loan	N/A	10.00%		11/2030	9,500	—	9,411	9,785
								11,490	11,875	1.8%
Insurance
Diamond Mezzanine 24 LLC (dba United Risk)(3)(4)(9)	First lien senior secured loan	S+	4.50%		10/2030	200	—	200	200
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		04/2030	178	—	176	178
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	3,553	—	3,541	3,553
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	955	—	955	955
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured loan	S+	5.50%		11/2029	539	—	502	98
Norvax, LLC (dba GoHealth)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	4.50%	7.11%	8/2029	895	—	351	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		12/2031	867	—	860	863
THG Acquisition, LLC (dba Hilb)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		10/2031	1,205	—	1,194	1,187
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2029	657	—	654	657
								8,433	7,691	1.2%
Internet software and services
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	2,760	—	2,760	2,698
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	3,706	—	3,677	3,579
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	1,257	—	1,252	1,245
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	2,137	—	2,114	2,084
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	4,201	—	4,200	4,117
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	86	—	85	79
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	—	203	201	201
By Light Professional IT Services LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		7/2031	4,752	—	4,687	4,598
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		8/2027	2,936	—	2,916	2,757
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	1,456	—	1,449	1,414
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	394	—	391	384
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	3,858	—	3,815	3,761
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)	First lien senior secured loan	S+	5.50%		8/2032	7,080	—	6,981	6,921
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.00%		11/2027	873	—	870	860
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	273	—	270	266
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.00%	1/2031	3,196	—	3,173	3,156
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.00%	1/2031	470		467	458
Hyland Software, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2030	1,759	—	1,759	1,706
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	9,740	—	9,712	9,567
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	747	—	740	722
Ministry Brands Holdings, LLC(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.50%		12/2027	6	—	5	3
PDI TA Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.50%	02/2031	4,435	—	4,385	4,236
PDI TA Holdings, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		2/2031	347	—	344	331
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	931	—	931	917
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	3.75%	4/2029	889	—	884	715

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	251	—	251	248
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	996	—	986	968
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	2,954	—	2,946	2,895
								62,251	60,886	9.5%
Leisure and entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(3)(4)(9)(31)	First lien senior secured loan	S+	5.25%		7/2031	10,777	—	10,664	10,777
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	3,241	—	3,226	3,225
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	6,894	—	6,891	6,894
								20,781	20,896	3.2%
Manufacturing
FR Flow Control CB LLC (dba Trillium Flow Technologies)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		12/2029	724	—	720	728
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	6.00%		2/2027	196	—	196	190
Loparex Midco B.V.(3)(4)(9)	First lien senior secured loan	S+	4.50%		07/2027	1,031	—	983	814
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	—	27,536	17,080
Loparex Midco B.V.(3)(4)(9)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	—	5,250	3,780
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	9,777	—	9,750	9,533
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	18,868	—	18,682	18,774
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	1,008	—	998	1,008
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	924	—	918	918
								65,033	52,825	8.2%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,210	—	1,202	1,210
								1,202	1,210	0.2%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	6/2031	2,039	—	2,022	1,982
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	100	—	98	93
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.25%		12/2028	6,870	—	6,838	6,750
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	363	—	363	353
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	180	—	178	179
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	4,330	—	4,324	4,330

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€948	—	1,026	1,092
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	23	—	23	23
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	989		980	979
								15,852	15,781	2.4%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	4,802	—	4,750	4,802
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	21,945	—	21,898	21,616
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	3,042	—	3,013	2,966
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	6,306	—	6,281	6,212
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2029	1,401	—	1,116	1,107
								37,058	36,703	5.7%
Telecommunications
EOS Finco S.A.R.L (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		1/2032	2,115	—	1,749	1,740
EOS Finco S.A.R.L (dba Netceed)(3)(4)(15)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€169		175	169
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+		9.00%	1/2033	1,221		905	901
								2,829	2,810	0.4%
Transportation
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	9,932	—	9,932	9,932
								9,932	9,932	1.5%
Total non-controlled/non-affiliated debt investments								$750,539	$686,312	106.5%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)								$(165)	$(546)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$750,374	$685,766	106.5%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,520	—	1,523	1,847
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,717	—	1,719	2,565
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	—	1,969
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	11,749	—	11,749	11,684
								14,991	18,065	2.8%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	1,121	—	1,089	1,573

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	—	32,308	44,903	47,922
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	—	165,198	1,338	1,739
								47,330	51,234	8.0%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	432	—	368	37
Dodge Construction Network Holdings, L.P.(3)(4)(6)(30)	Series A Preferred Units	N/A		8.25%	N/A	—	—	9	5
								377	42	—%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	—	350,000	352	532
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	252	349	275
								701	807	0.1%
Consumer products
ASP Conair Holdings LP(3)(4)(29)(30)	Class A Units	N/A			N/A	—	12,857	1,286	100
								1,286	100	—%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	1,000	1,103	1,036
								1,103	1,036	0.2%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	1,309,529	3,475	—
								3,475	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	7,502	34	95
								34	95	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	32,182	322	288
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	112,360	112	109
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	1,515	2,244	2,239
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	20,868	28	172
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	119,048	119	114
								2,825	2,922	0.5%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	352	—	354	386

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	1,291	1,291	1,629
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	30	301	397
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	1,721	2,373	1,975
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	600	12	21
								4,331	4,408	0.7%
Healthcare technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	1,000	1,547	1,504
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	170	181	181
								1,728	1,685	0.3%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	5,500	8,393	4,848
								8,393	4,848	0.8%
Infrastructure and environmental services
Valor Cl Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	300	—	300	293
VCI Intermediate TopCo 1 LLC(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	500	—	500	477
								800	770	0.1%
Insurance
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	8,919	892	1,152
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	7,413	41	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	12,494	103	117
								1,036	1,269	0.2%
Internet software and services
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	25,540	157	19
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	1,345,119	1,345	1,926
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	32	—	32	33
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	1	—	608	676
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	1,067	405	1,175
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,000	—	1,001	1,089
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	819,817	820	862

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	2,385	3,852	3,785
								8,220	9,565	1.5%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	8,524	936	1,317
Windows Entities(3)(4)(30)(31)(32)	LLC Units	N/A			N/A	—	10,615	20,107	46,211
								21,043	47,528	7.4%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	204	—	207	205
								207	205	—%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(29)(30)	Class B Common Stock	N/A			N/A	—	489	5,967	5,906
								5,967	5,906	0.9%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common Equity	N/A			N/A	—	6,785,487	44	43
								44	43	—%
Total non-controlled/non-affiliated portfolio company equity investments								$123,891	$150,528	23.4%
Total non-controlled/non-affiliated portfolio company investments								$874,265	$836,294	129.8%

Non-controlled/affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(24)	First lien senior secured loan	S+	8.00%		11/2027	8,972	—	8,969	8,972
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	5,702	—	5,676	5,686
								14,645	14,658	2.3%
Household products
Walker Edison Furniture Company LLC(3)(4)(6)(22)(24)(28)	First lien senior secured loan	N/A	10.00%		N/A	2,251	—	2,197	2,251
Walker Edison Furniture Company LLC(3)(4)(10)(22)(24)(28)	First lien senior secured delayed draw term loan	S+	6.75%		N/A	1,089	—	990	33
								$3,187	$2,284	0.4%
Total non-controlled/affiliated portfolio company debt investments								$17,832	$16,942	2.6%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	—	10,755	5,952	10,790
								5,952	10,790	1.7%
Pharmaceuticals
LSI Financing LLC(3)(5)(22)(24)(30)(31)	Specialty finance equity investment	N/A			N/A	9,549	—	9,549	10,401
								9,549	10,401	1.6%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Total non-controlled/affiliated portfolio company equity investments								$15,501	$21,191	3.3%
Total non-controlled/affiliated portfolio company investments								$33,333	$38,133	5.9%

Controlled/affiliated portfolio company investments
Equity Investments
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	244	—	244	228
Blue Owl Leasing LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	90	—	90	90
								334	318
Total controlled/affiliated equity investments								$334	$318	—%
Total controlled/affiliated portfolio company investments								$334	$318	—%
Total Investments								$907,932	$874,745	135.8%
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(11)Reserved.
(12)The interest rate on these loans is subject to Prime, which as of March 31, 2026 was 6.75%.
(13)Reserved.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of March 31, 2026 was 2.48%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of March 31, 2026 was 4.31%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of March 31, 2026 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See “Note 7 — Commitments and Contingencies.”

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$3,935	$—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured delayed draw term loan	1/2027	52	32	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	308	(2)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	613	668	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	6/2026	54	66	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	3	238	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	29	268	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	143	98	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	1,431	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	57	(1)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	48	197	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured delayed draw term loan	6/2026	304	124	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	1,025	(13)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	195	296	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured delayed draw term loan	6/2026	—	400	(9)
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	651	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured delayed draw term loan	6/2026	—	147	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9/2026	—	164	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	86	14	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	226	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	350	(4)
Klick Inc.	First lien senior secured delayed draw term loan	11/2027	—	192	(1)
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	1,992	176	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	914	(16)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured delayed draw term loan	5/2026	—	204	—
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	361	(10)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured delayed draw term loan	5/2026	1,434	215	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR delayed draw term loan	3/2027	—	840	(9)
Nelipak Holding Company	First lien senior secured delayed draw term loan	3/2027	141	87	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured delayed draw term loan	12/2026	—	46	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	16	35	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	(90)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,361	(10)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	395	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	15	46	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	49	16	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	160	30	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	8	64	(1)
Soleo Holdings, Inc.	First lien senior secured delayed draw term loan	2/2027	—	26	—
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	1,008	741	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	49	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	886	(4)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	25	61	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	22	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	420	(12)
THG Acquisition, LLC (dba Hilb)	First lien senior secured delayed draw term loan	10/2026	93	150	—
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	495	501	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	157	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	—	293	(1)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	181	(1)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	2,198	(5)
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	1,664	—
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	784	(18)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	66	224	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	19	38	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	220	(3)
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	3	20	—
Associations, Inc.	First lien senior secured revolving loan	7/2028	—	1,032	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	(6)
Baker Tilly Advisory Group, LP	First lien senior secured revolving loan	6/2030	—	441	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	86	261	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	13	4	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	348	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	—	361	(12)
Cambrex Corporation	First lien senior secured revolving loan	3/2032	23	79	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	23	162	—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	60	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	—	99	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	101	(3)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	954	(5)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	49	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	387	(10)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	613	(3)
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	429	(5)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	204	817	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	—	710	(16)
Diamond Mezzanine 24 LLC (dba United Risk)*	First lien senior secured revolving loan	10/2030	9	—	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	255	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	229	406	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	76	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	91	(1)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	28	(1)
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	100	150	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	651	(3)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	10	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	266	842	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	40	49	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	21	—
FR Flow Control CB LLC (dba Trillium Flow Technologies)	First lien senior secured revolving loan	12/2029	—	120	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	376	(7)
Galls, LLC	First lien senior secured revolving loan	3/2030	227	251	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	431	703	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	349	(6)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	29	44	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	439	(4)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	254	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	3,009	711	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	36	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	85	(3)
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	202	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	46	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	205	65	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	168	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	41	373	—
Klick Inc.	First lien senior secured revolving loan	11/2031	—	192	(1)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	591	(4)
Lignetics Investment Corp.	First lien senior secured revolving loan	10/2026	—	587	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	520	(9)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	153	—
Mario Purchaser, LLC (dba Len the Plumber)*	First lien senior secured revolving loan	4/2028	55	—	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	714	1,071	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	2,837	(43)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	6	62	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	864	(2)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	889	(18)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	5/2026	1,887	17	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	32	—
NELIPAK EUROPEAN HOLDINGS COÖPERATIEF U.A.	First lien senior secured EUR revolving loan	3/2031	—	157	(3)
Nelipak Holding Company	First lien senior secured revolving loan	3/2031	46	125	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	—	43	(1)
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	895	—	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	—	1,223	(18)
OB Hospitalist Group, Inc.	First lien senior secured revolving loan	9/2027	—	633	—
Offen, Inc.	First lien senior secured revolving loan	7/2029	99	145	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	2	21	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	556	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	347	25	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	418	1,674	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	81	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	(36)
Premise Health Holding Corp.	First lien senior secured revolving loan	11/2031	—	372	(6)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	122	(2)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	1,182	(35)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	35	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	1,192	(21)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	395	(1)
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	770	230	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	153	(30)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	23	327	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	10	27	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	24	20	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	8	30	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	26	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	924	229	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	41	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	279	75	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	—	27	(1)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	46	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	—	25	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	350	(10)
THG Acquisition, LLC (dba Hilb)	First lien senior secured revolving loan	10/2031	30	92	—
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	241	(5)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	501	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	39	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	74	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227	(1)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	899	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	196	(1)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	68	113	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	147	537	—
Total non-controlled/non-affiliated - debt commitments			$18,819	$65,032	$(546)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$1,520	$2,026	$—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	1,338	218	—
Valor Cl Blocker Feeder LP	LP Interest	N/A	300	200	—
Total non-controlled/non-affiliated - equity commitments			$3,158	$2,444	$—
Non-controlled/affiliated - debt commitments
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	$2,066	$468	$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	524	220	—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	N/A	237	190	—

Total non-controlled/affiliated - debt commitments			$2,827	$878	$—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$9,549	$3,818	$—
Total non-controlled/affiliated - equity commitments			$9,549	$3,818	$—
Total Portfolio Company Commitments			$34,353	$72,172	$(546)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the three months ended March 31, 2026, were as follows:

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at March 31, 2026	Other Income	Interest Income	Dividend Income
Non-Controlled Affiliates
LSI Financing LLC	$10,576	$—	$(235)	$60	$—	$—	$10,401			$259
New PLI Holdings, LLC (dba PLI)	25,057	443	—	(52)	—	—	25,448	3	368	138
Walker Edison Furniture Company LLC	2,348	—	(6)	11,051	(11,109)	—	2,284	—	—	—
Total	$37,981	$443	$(241)	$11,059	$(11,109)	$—	$38,133	$3	$368	$397

Controlled Affiliates
Blue Owl Credit SLF LLC	247	—	—	(19)	—	—	228		—	5
Blue Owl Leasing LLC	90	—	—	—	—	—	90	—	—	—
Total	$337	$—	$—	$(19)	$—	$—	$318	$—	$—	$5

(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
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
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of March 31, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $17.3 million based on a tax cost basis of $0.9 billion. As of March 31, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $61.5 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $44.2 million.
(28)Loan was on non-accrual status as of March 31, 2026.
(29)Investment is non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $172.0 million, or 26.7% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 1, 2022
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Blue Owl Credit SLF LLC	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC	LLC Interest	June 30, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Equity NewCo S.A. (dba Netceed)	Common Equity	January 29, 2026
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Gloves Holdings, LP (dba Protective Industrial Products)	Limited Partner Interest	December 29, 2020
GoHealth, Inc.	Common stock	August 6, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Co-Invest 2, L.P.	Class A Units	November 30, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	August 25, 2025
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	July 7, 2025
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April 30, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December 23, 2020
Notorious Purchaser II, Inc. (dba Beauty Industry Group)	Class B Common Stock	December 19, 2025
Nscale Global Holdings Limited	Preferred equity	September 29, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September 29, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August 22, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January 29, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January 29, 2021
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	September 23, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February 18, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October 15, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January 31, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June 30, 2021
Valor Cl Blocker Feeder LP	LP Interest	October 3, 2025
VCI Intermediate TopCo 1 LLC	Class B Units	November 17, 2025
VEPF Torreys Aggregator, LLC (dba MINDBODY, Inc.)	Series A Preferred Stock	October 15, 2021
Walker Edison Holdco LLC	Common Units	March 1, 2023
Windows Entities	LLC Units	January 16, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November 9, 2021
XOMA Corporation	Warrants	December 15, 2023
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2026, non-qualifying assets represented 8.3% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of March 31, 2026. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of March 31, 2026, the portfolio consists of five investments totaling $1.03 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 37% of the total cost of BOCSO's portfolio. As of March 31, 2026 the portfolio asset class composition was 66% ABF - Specialty finance, 32% ABF - Leasing, and 2% ABF - Commercial Real Estate.

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units		Amortized Cost(2)(27)	Fair Value	% of Net Assets
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		12/2029	6,703		6,629	6,687
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	4,810		4,781	4,810
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured loan	S+		10.00%	4/2026	22,907		21,022	9,048
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		10.00%	1/2026	1,174		1,159	1,174
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+		12.00%	4/2026	3,485		1,476	1,377
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(22)(28)	First lien senior secured revolving loan	S+	9.00%		4/2026	1,700		1,619	661
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		9.00%	4/2026	127		—	50
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	2,188		2,168	2,188
OB Hospitalist Group, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		9/2027	20,666		20,503	20,666
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	2,030		2,004	2,024
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	14,977		14,862	13,479
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	209		196	—
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+	5.75%		5/2029	695		654	539
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured delayed draw term loan	S+	6.25%		5/2029	26		25	20
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+	5.75%		5/2028	79		75	61
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	3.74%	2.26%	3/2026	8,766		8,760	7,889
Premise Health Holding Corp.(3)(4)(9)	First lien senior secured loan	S+	4.50%		11/2032	7,946		7,926	7,867
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	15,352		15,165	14,891
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2026	1,179		1,162	1,144
Quva Pharma, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		4/2026	875		873	839
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	854		851	848
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.55%		2/2031	44		43	43
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	737		733	737
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	489		489	489
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	11,463		11,397	11,463
Unified Women's Healthcare, LP(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.00%		6/2029	4,482		4,459	4,482
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	1,755		1,741	1,755
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	1,284	848	856
								165,039	149,677	15.7%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	579		575	574
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	281		278	278
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.75%		8/2026	43		43	43
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	8,898		8,855	8,898
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	1,234		1,228	1,228

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
Relativity ODA LLC(3)(4)(8)	First lien senior secured loan	S+	4.50%		5/2029	19,162	19,104	19,162
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	11,765	11,748	11,765
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€2,009	2,181	2,359
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	6.94%		5/2028	225	225	225
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	323	322	323
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR delayed draw term loan	E+	7.25%		5/2028	€46	49	54
Vensure Employer Services, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	976	967	966
							49,814	50,088	5.3%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		3/2030	21,255	20,979	21,255
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	22,002	21,945	21,452
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	2,935	2,906	2,905
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	6,114	6,087	6,084
The Shade Store, LLC(3)(4)(9)	First lien senior secured loan	S+		6.00%	10/2029	1,367	1,068	1,067
							52,985	52,763	5.6%
Telecommunications
EOS Finco S.A.R.L(3)(9)(28)(31)	First lien senior secured loan	S+		6.00%	10/2029	11,148	8,558	2,756
							8,558	2,756	0.3%
Transportation
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	23,668	23,668	23,668
							23,668	23,668	2.5%
Total non-controlled/non-affiliated debt investments							$1,432,073	$1,382,304	145.4%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)							$(389)	$(282)	—%
Total non-controlled/non-affiliated portfolio company debt investments							$1,431,684	$1,382,022	145.4%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,473	1,476	1,931
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,634	1,636	2,589
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	50,000,000	—	2,137
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	6,493	6,493	6,481
							9,605	13,138	1.4%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	1,121	1,089	1,492
Metis HoldCo, Inc. (dba Mavis Tire Express Services)(3)(4)(6)(30)	Series A Convertible Preferred Stock	N/A		7.00%	N/A	32,308	44,102	44,653
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	Limited Partner Interest	N/A			N/A	1,336	1,340	1,608
							46,531	47,753	5.0%
Buildings and real estate
Dodge Construction Network Holdings, L.P.(3)(4)(29)(30)	Class A-2 Common Units	N/A			N/A	431,889	368	52

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
(5)Investment measured at NAV.
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
(15)Reserved. .
(16)Reserved. .
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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

				Unfunded
Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Commitment		Fair Value(23)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	625		—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	88		—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	183		—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227		(1)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	1,117		—
Wrench Group LLC	First lien senior secured revolving loan	9/2031	281	1,225		—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	712		(2)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	73	774		—
Total non-controlled/non-affiliated - debt commitments			$39,325	$141,220		$(282)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$1,473	$2,156		$—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	Limited Partner Interest	N/A	1,336	220		—
Valor Compute Infrastructure L.P.	LP Interest	N/A	175	325		—
Total non-controlled/non-affiliated - equity commitments			$2,984	$2,701	—	$—
Non-controlled/affiliated - debt commitments
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	2/2026	$237	$338		$—
Walker Edison Furniture Company LLC	First lien senior secured delayed draw term loan	3/2027	514	220		—
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	1,625	28		—
Walker Edison Furniture Company LLC*	First lien senior secured revolving loan	3/2027	2,247	—		—
Total non-controlled/affiliated - debt commitments			$4,623	$586	—	$—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$9,783	$3,968		$—
Total non-controlled/affiliated - equity commitments			$9,783	$3,968	—	$—
Total Portfolio Company Commitments			$56,715	$148,475		$(282)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

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

(a)Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to PIK interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

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
(29)Investment is non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $178.0 million, or 18.7% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July 1, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July 1, 2022
Amergin Asset Management, LLC	Specialty finance equity investment	July 1, 2022
ASP Conair Holdings LP	Class A Units	May 17, 2021
Baypine Commander Co-Invest, LP	LP Interest	June 24, 2025
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May 5, 2021
Blue Owl Credit SLF LLC	LLC Interest	August 1, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September 19, 2025
Blue Owl Leasing LLC	LLC Interest	June 30, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October 1, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December 2, 2021
Denali Holding, LP (dba Summit Companies)	Class A Units	September 15, 2021
Dodge Construction Network Holdings, L.P.	Class A-2 Common Units	February 23, 2022
Dodge Construction Network Holdings, L.P.	Series A Preferred Units	February 23, 2022
Evolution Parent, LP (dba SIAA)	LP Interest	April 30, 2021
Fifth Season Investments LLC	Specialty finance equity investment	October 17, 2022
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December 29, 2020
Gloves Holdings, LP (dba Protective Industrial Products)	Limited Partner Interest	December 29, 2020
GoHealth, Inc.	Common stock	August 6, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December 16, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December 15, 2020
Hissho Sushi Holdings, LLC	Class A Units	May 17, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June 8, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 22, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September 27, 2021
KPCI Co-Invest 2, L.P.	Class A Units	November 30, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	August 25, 2025
LSI Financing 1 DAC	Specialty finance equity investment	December 14, 2022
LSI Financing LLC	Specialty finance equity investment	July 7, 2025
Maia Aggregator, LP	Class A-2 Units	February 1, 2022
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	Series A Convertible Preferred Stock	May 4, 2021

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
(34)BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $500 million at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025 the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
The table below presents PIK interest and PIK dividend income for the following periods:

	For the Three Months Ended March 31,
	2026	2025
PIK Interest Income	$2,691	$4,347
PIK Interest Income as a % of Investment Income	7.6%	8.2%
PIK Dividend Income	$1,473	$1,320
PIK Dividend Income as a % of Investment Income	4.2%	2.5%
Total PIK Income	$4,164	$5,667
Total PIK Income as a % of Investment Income	11.8%	10.7%
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders who have “opted in” to the dividend reinvestment plan; however, on February 17, 2026, the Board determined to terminate the distribution reinvestment plan and as a result commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. With respect to distributions paid prior to March 18, 2026, the shareholders who have “opted in” to the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company used newly issued shares to implement the dividend reinvestment plan.
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
Note 3. Agreements and Related Party Transactions
As of March 31, 2026, the Company had payables to affiliates of $7.3 million, primarily comprised of $4.7 million of management fees and $2.6 million of operating expenses.
As of December 31, 2025, the Company had payables to affiliates of $12.2 million, primarily comprised of $6.3 million of management fees and $3.0 million of accrued performance based incentive fees.
Administration Agreement
The Company has entered into an amended and restated Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses, and the performance of administrative and professional services rendered by others. On May 4, 2026, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2026 and 2025, the Company incurred expenses of approximately $1.1 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.

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
Investment Advisory Agreement
The Investment Advisory Agreement became effective on May 18, 2021. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2026 and 2025, management fees were $4.7 million and $7.3 million, net of $8 thousand and $2 thousand in management fee waivers, respectively.
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
For the three months ended March 31, 2026, the Company did not incur net investment income based incentive fees. For the three months ended March 31, 2025, the Company incurred net investment income based incentive fees of $4.3 million.
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
For the three months ended March 31, 2026 and 2025, the Company did not incur capital gains based incentive fees.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including findings (1) in most instances when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction under the Order unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
The Adviser is affiliated with Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which are also registered investment advisers. The Blue Owl Credit Advisers are affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policies seek to ensure equitable allocation of investment opportunities over time between the Company and other funds managed by the Adviser or its affiliates and address the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
The Company has made investments in controlled, affiliated companies, including Credit SLF and Blue Owl Leasing. For further description, see “Note 4 — Investments.”
The Company has made investments in non-controlled, affiliated companies, including LSI Financing LLC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, the Company’s investment at fair value in LSI Financing LLC was $10.4 million and the Company’s total commitment was $13.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.

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
The table below presents investments at fair value and amortized cost as of the following periods:

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$605,296	$577,638	$1,251,162	$1,221,372
Second-lien senior secured debt investments	135,763	97,304	159,446	131,054
Unsecured debt investments	19,552	20,162	37,347	38,673
Specialty finance debt investments	7,595	7,604	7,483	7,491
Preferred equity investments	63,723	63,382	67,578	67,143
Common equity investments	50,922	79,666	55,486	80,120
Specialty finance equity investments	24,747	28,671	25,571	30,360
Joint ventures	334	318	334	337
Total Investments	$907,932	$874,745	$1,604,407	$1,576,550

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the industry composition of investments based on fair value as of the following periods:

	As of March 31, 2026		As of December 31, 2025
Advertising and media	3.7%		2.8%
Aerospace and defense	1.6		1.2
Asset Based Lending and Fund Finance(1)	3.6		2.3
Automotive Services	5.9		3.0
Buildings and real estate	3.5		5.1
Business services	1.5		2.0
Chemicals	4.9		4.7
Consumer products	3.9		2.7
Containers and packaging	1.1		2.4
Distribution	1.4		1.8
Education	0.7		0.5
Energy equipment and services	0.2		0.6
Financial services	3.4		4.4
Food and beverage	5.0		6.0
Healthcare equipment and services	1.5		2.7
Healthcare providers and services	10.8		9.8
Healthcare technology	6.9		7.8
Household products	4.5		2.4
Human resource support services	2.1		2.0
Infrastructure and environmental services	1.4		1.2
Insurance(3)	1.0		2.0
Internet software and services	8.0		10.9
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.4		2.5
Manufacturing	11.5		9.8
Pharmaceuticals(2)	1.4		0.8
Professional services	1.8		3.2
Specialty retail	4.9		3.7
Telecommunications	0.3		0.2
Transportation	1.1		1.5
Total	100.0%		100.0%
_______________
(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investments in LSI Financing DAC and LSI Financing LLC.
(3)Includes investment in Fifth Season.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
(5)Rounds to less than 0.1%.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
United States:
Midwest	18.0%	22.3%
Northeast	23.9	18.3
South	35.7	38.4
West	17.9	15.3
International	4.5	5.7
Total	100.0%	100.0%

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
Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, determination of such fair value is not included in the Company’s valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF. The Company’s commitment of $244 thousand did not change and was fully funded as of March 31, 2026.
As of March 31, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$427,085	66.1%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	87,169	13.5%
Blue Owl Technology Finance Corp.	53,812	34,937	5.4%
Blue Owl Technology Income Corp.	16,161	16,161	2.5%
State Teachers Retirement System of Ohio	93,299	80,799	12.5%
Total	$746,395	$646,395	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026 based on net contributed capital.
(2) Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	March 31, 2026	December 31, 2025
Consolidated Balance Sheet Data
Cash	$167,235	$124,718
Investments at fair value	2,417,836	2,343,367
Total Assets	2,616,236	2,477,523
Total Debt (net of unamortized debt issuance costs)	1,831,178	1,728,363
Total Liabilities	2,026,448	1,863,454
Total Credit SLF Members’ Equity	589,788	614,069

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended March 31,
	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$41,005	$23,696
Expenses
Net operating expenses	25,030	13,659
Net investment income (loss)	$15,975	$10,037
Total net realized and unrealized gain (loss)	(51,991)	(16,103)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$(36,016)	$(6,066)
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Dividend income	$5	$5

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
As of March 31, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at March 31, 2026, based on net contributed capital.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following period:

	March 31, 2026	December 31, 2025
Consolidated Balance Sheet Data
Cash	$9,981	$34,555
Investments at fair value	39,363	39,628
Total Assets	49,650	74,531
Total Debt (net of unamortized debt issuance costs)	9,374	9,754
Total Liabilities	9,861	10,076
Total Blue Owl Leasing Members’ Equity	39,789	64,455

For the Three Months Ended March 31,
2026
Consolidated Statement of Operations Data
Income
Investment income	$1,043
Expenses
Net operating expenses	871
Net investment income (loss)	$172
Total net realized and unrealized gain (loss)	(239)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(67)
Blue Owl Leasing did not distribute any dividends to the Company for the period ended March 31, 2026.
Asset Sale
In February 2026, the Company sold a portion of its portfolio company investments with aggregate fair value of $538.3 million equivalent to 99.8% of par value to certain purchasers. Each investment sold represented a partial amount of the Company’s exposure to the respective portfolio company. The investments sold consisted of 92.0% first-lien investments, 4.5% second-lien investments and 3.5% unsecured investments, and included investments in 96 portfolio companies across 25 industries, 98.2% of investments sold were floating rate. The investments sold had an average investment size of $5.6 million and a weighted average spread of 5.5% and consist of partial sales representing approximately 59.0% of the Company’s exposure to each underlying portfolio company as of December 31, 2025. As a result of the sale, the Company recognized a $1.9 million gain on the sale in the first quarter of 2026. The Company used the proceeds from the sale to repay indebtedness and to make a special cash distribution to its shareholders. See “Note 8 — Net Assets” for additional details on the special cash distribution.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage was 217% and 240% as of March 31, 2026 and December 31, 2025, respectively.
Debt obligations consisted of the below as of the following periods:

	As of March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$75,000	$—	$75,000	(1,459)	$(1,459)
SPV Asset Facility I	375,000	187,500	52,772	(3,158)	184,342
2026 Notes	350,000	350,000	—	(1,549)	348,451
Total Debt	$800,000	$537,500	$127,772	$(6,166)	$531,334
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)There were no outstanding borrowings on the Revolving Credit Facility as of March 31, 2026.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$225,000	$11,598	$213,402	$(2,314)	$9,284
SPV Asset Facility I	375,000	315,000	59,265	(3,327)	311,673
2026 Notes	350,000	350,000	—	(2,150)	347,850
Total Debt	$950,000	$676,598	$272,667	$(7,791)	$668,807
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$11,308	$16,731
Amortization of debt issuance costs	2,771	1,110
Total Interest Expense	$14,079	$17,841
Average interest rate(1)	7.4%	7.8%
Average daily borrowings	$608,456	$862,795
_______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities for the three months ended March 31, 2026 and 2025.
Revolving Credit Facility
On January 12, 2024 (the “Revolving Credit Facility Closing Date”), the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders and issuing banks from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent. On February 17, 2026 (the “Revolving Credit Facility Omnibus Amendment Date”), the Revolving Credit Facility was amended to reduce the maximum commitment, shorten the availability period, adjust pricing and make certain other changes. The following describes the terms of the Revolving Credit Facility as modified through the Revolving Credit Facility Omnibus Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Omnibus Amendment Date of the Revolving Credit Facility, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for (a) a term loan in an principal amount of $25.0 million (which was paid off on December 31, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $75.0 million (decreased from $225.0 million to $75.0 million on the Revolving Credit Facility Omnibus Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $10.0 million limit for swingline loans.
The availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 12, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on January 12, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility with respect to the commitments in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.50% per annum or (ii) the alternative base rate plus margin of 1.50% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either the term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

drawn under the Revolving Credit Facility with respect to the commitments in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.50% per annum. The Company will also pay a fee in the range of 0.50% to 0.65% depending on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility
Certain of the Company’s wholly owned subsidiaries are parties to a credit facility (the “SPV Asset Facility”). Pursuant to the SPV Asset Facility, from time to time, the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facility are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary.
The SPV Asset Facility is secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facility will not be available to pay the Company’s debts.
The SPV Asset Facility contains customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
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
Debt Securitization Transaction
The Company holds secured financing through a debt securitization transaction (the “CLO Transaction”) issued by the Company’s consolidated subsidiary (the “CLO Issuer”), which is backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer. The CLO Issuer issues preferred shares which are not secured by the collateral securing the CLO Transaction which the Company purchases. The Company acts as retention holder in connection with the CLO Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by the CLO Issuer have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the SEC or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuer under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transaction and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuer in its consolidated financial statements.
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
Concurrently with the issuance of the CLO XIII Secured Notes, the CLO XIII Issuer issued approximately $139.3 million of subordinated securities in the form of 139,300 preferred shares at an issue price of U.S. one thousand per share (the “CLO XIII Preferred Shares”).
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of March 31, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$—	$—	$—	$—	$—
SPV Asset Facility I	187,500	—	—	187,500	—
2026 Notes	350,000	350,000	—	—	—
Total Contractual Obligations	$537,500	$350,000	$—	$187,500	$—

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash	$323,507	$—	$—	$323,507
Investments:
First-lien senior secured debt investments	$—	$237	$577,401	$577,638
Second-lien senior secured debt investments	—	10,363	86,941	97,304
Unsecured debt investments	—	—	20,162	20,162
Specialty finance debt investments	—	—	7,604	7,604
Preferred equity investments	—	—	63,382	63,382
Common equity investments	—	—	76,354	76,354
Specialty finance equity investments	—	—	6,586	6,586
Subtotal	—	10,600	838,430	849,030
Investments measured at NAV(1)	—	—	—	25,715
Total Investments	$—	$10,600	$838,430	$874,745
_______________
(1)     Includes investments in Credit SLF, BOCSO, LSI Financing LLC and Blue Owl Leasing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash	$59,362	$—	$—	$59,362
Investments:
First-lien senior secured debt investments	$—	$2,756	$1,218,616	$1,221,372
Second-lien senior secured debt investments	—	11,351	119,703	131,054
Unsecured debt investments	—	—	38,673	38,673
Specialty finance debt investments	—	—	7,491	7,491
Preferred equity investments	—	—	67,143	67,143
Common equity investments	—	—	77,020	77,020
Specialty finance equity investments	—	—	13,303	13,303
Subtotal	—	14,107	1,541,949	1,556,056
Investments measured at NAV(1)	—	—	—	20,494
Total Investments	$—	$14,107	$1,541,949	$1,576,550
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2026
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,218,616	$119,703	$38,673	7,491	$67,143	$77,020	13,303	$1,541,949
Purchases of investments, net	8,279	—	—	—	—	128	130	8,537
Payment-in-kind	1,627	247	952	123	1,152	43	—	4,144
Proceeds from investments, net	(647,262)	(24,278)	(19,446)	(10)	(6,146)	(23)	(6,459)	(703,624)
Net change in unrealized gain (loss) on investments	(3,617)	(9,075)	(714)	—	93	3,893	(871)	(10,291)
Net realized gain (loss) on investments	(3,870)	216	688	—	1,099	(4,751)	483	(6,135)
Net accretion/amortization of discount/premium on investments	1,116	128	9	—	41	—	—	1,294
Transfers into (out of) Level 3(1)	2,512	—	—	—	—	44	—	2,556
Fair Value, End of Period	$577,401	$86,941	$20,162	$7,604	$63,382	$76,354	$6,586	$838,430
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended, March 31, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2025
	Debt Investments				Equity Investments
	First-lien senior secured	Second-lien senior secured	Unsecured	Specialty finance	Preferred	Common	Specialty finance	Total
Fair value, beginning of period	$1,495,835	$139,322	$33,594	$5,040	$59,385	$101,868	$8,219	$1,843,263
Purchases of investments, net	42,915	—	—	751	967	—	291	44,924
Payment-in-kind	3,239	1,199	1,352	—	1,036	40	—	6,866
Proceeds from investments, net	(53,969)	(964)	(228)	—	(207)	—	(74)	(55,442)
Net change in unrealized gain (loss) on investments	(2,192)	18,899	476	1	39	1,732	774	19,729
Net realized gain (loss) on investments	(64)	(20,066)	(69)	—	2	(1,625)	—	(21,822)
Net accretion/amortization of discount/premium on investments	1,226	122	9	—	42	—	—	1,399
Transfers between investment types	—	—	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	—	—	16,270
Fair Value, End of Period	$1,481,331	$160,441	$35,134	$5,792	$61,264	$102,015	$9,210	$1,855,187
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended, March 31, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended March 31,
	2026	2025
First-lien senior secured debt investments	$(9,122)	$(1,904)
Second-lien senior secured debt investments	(9,075)	(1,405)
Unsecured debt investments	(714)	476
Specialty finance debt investments	—	1
Preferred equity investments	742	39
Common equity investments	(857)	(155)
Specialty finance equity investments	(403)	774
Total Investments	$(19,429)	$(2,174)

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

	As of March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$560,508	Yield Analysis	Market Yield	7.6% - 23.3% (10.7%)	Decrease
	16,704	Collateral Analysis	Recovery Rate	0.0% - 100.0% (50.7%)	Increase
	189	Recent Transaction	Transaction Price	89.8% - 93.2% (90.1%)	Increase
Second-lien senior secured debt investments	$69,861	Yield Analysis	Market Yield	10.6% - 45.0% (29.2%)	Decrease
	17,080	Collateral Analysis	Recovery Rate	61.0%	Increase
Unsecured debt investments	$18,893	Yield Analysis	Market Yield	5.5% - 18.7% (13.7%)	Decrease
	1,269	Market Approach	EBITDA Multiple	12.0x	Increase
Specialty finance debt investments	$7,604	Yield Analysis	EBITDA Multiple	12.2%	Increase
Preferred equity investments	$61,531	Yield Analysis	Market Yield	12.8% - 43.6% (16.1%)	Decrease
	1,851	Recent Transaction	Transaction Price	111.1% - 257.7% (204.1%)	Increase
Common equity investments	$64,350	Market Approach	EBITDA Multiple	4.0x - 17.0x (5.4x)	Increase
	3,048	Market Approach	Revenue Multiple	7.0x - 10.5x (9.8x)	Increase
	5,906	Collateral Analysis	Recovery Rate	0.0% - 99.0% (99.0%)	N/A
	2,239	Yield Analysis	Market Yield	8.4%	Decrease
	770	Market Approach	Market Adjustment Factor	(3.2)%	Increase
	19	Market Approach	Gross Profit Multiple	7.0x	Increase
	22	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$4,412	Market Approach	N/A(1)	N/A	N/A
	1,969	Discounted Cash Flow Analysis	Discounted Factor	20.0%	Decrease
	205	Yield Analysis	Market Yield	11.8%	Decrease
_______________
(1)Fair value based on a weighting of the appraised value of the portfolio company’s underlying assets and their cost.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,155,122	Yield Analysis	Market Yield	6.3% - 20.1% (9.6%)	Decrease
	43,696	Recent Transaction	Transaction Price	99.0% - 99.7% (99.3%)	Increase
	19,798	Collateral Analysis	Recovery Rate	0.0% - 107.2% (60.1%)	Increase
Second-lien senior secured debt investments	$119,703	Yield Analysis	Market Yield	10.0% - 62.4% (22.5%)	Decrease
Unsecured debt investments	$37,466	Yield Analysis	Market Yield	5.5% - 17.6% (12.9%)	Decrease
	1,207	Market Approach	EBITDA Multiple	12.0x	Increase
Specialty finance debt investments	$7,491	Yield Analysis	Market Yield	11.6%	Decrease
Preferred equity investments	$66,129	Yield Analysis	Market Yield	11.6% - 35.3% (16.4%)	Decrease
	1,014	Market Approach	EBITDA Multiple	128.9x	Increase
Common equity investments	$64,531	Market Approach	EBITDA Multiple	4.0x - 17.8x (5.5x)	Increase
	5,967	Recent Transaction	Transaction Price	100.0%	Increase
	3,612	Market Approach	Revenue Multiple	8.3x - 13.0x (12.5x)	Increase
	2,190	Yield Analysis	Market Yield	8.5%	Decrease
	675	Market Approach	Market Adjustment Factor	(0.0%)	Increase
	28	Market Approach	Gross Profit Multiple	9.0x	Increase
	17	Option Pricing Model	Volatility	70.0%	Increase
Specialty finance equity investments	$6,444	Market Approach	AUM Multiple	1.1x	Increase
	4,520	Market Approach	Transaction Price	N/A	Increase
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0%	Decrease
	202	Yield Analysis	Market Yield	11.5%	Decrease
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of March 31, 2026			As of December 31, 2025
	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$(1,459)	$(1,459)	$(1,459)	$9,284	$(2,314)	$9,284
SPV Asset Facility I	184,342	(3,158)	184,342	311,673	(3,327)	311,673
2026 Notes	348,451	(1,549)	355,250	347,850	(2,150)	359,625
Total Debt	$531,334	$(6,166)	$538,133	$668,807	$(7,791)	$680,582
_______________
(1)The carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	355,250	359,625
Level 3	182,883	320,957
Total Debt	$538,133	$680,582
Financial Instruments Not Carried at Fair Value
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$42,501	$88,831
Delayed draw loan commitments	23,409	52,975
Debt commitments	$65,910	$141,806

Specialty finance equity commitments	$5,844	$6,124
Common equity commitments	418	545
Equity commitments	6,262	6,669

Total Unfunded Commitments	$72,172	$148,475
As of March 31, 2026, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Shares	Amount	Shares	Amount
Reinvestment of distributions	699,880	$5,756	1,339,149	$11,753
Repurchased shares	—	—	(4,206,258)	(36,805)
Total Shares/Net Repurchases	699,880	$5,756	(2,867,109)	$(25,052)
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
During the three months ended March 31, 2025 and 2026, pursuant to the dividend reinvestment plan the Company issued shares as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	8.80
February 26, 2025	February 25, 2025	407,046	8.78
March 26, 2025	March 25, 2025	394,211	8.75
January 28, 2026	January 27, 2026	347,777	8.26
February 25, 2026	February 24, 2026	352,103	8.19
On February 17, 2026, the Board determined to terminate the Company’s dividend reinvestment plan. All future distributions are expected to be paid in cash.
Distributions
The Board generally authorizes and declares monthly and/or quarterly distribution amounts per share of common stock, payable monthly and/or quarterly in arrears.
The tables below present cash distributions per share for shareholders of record during the following periods:

For the Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 4, 2025	January 27, 2026	January 28, 2026	Monthly	$0.0533	$6,127
February 18, 2026	February 24, 2026	February 25, 2026	Monthly	0.0533	6,145
February 18, 2026	March 17, 2026	March 18, 2026	Monthly	0.0533	6,163
March 5, 2026(2)	March 24, 2026	March 26, 2026	Return of capital	2.5000	289,115
			Total	$2.6599	$307,550
_______________
(1)Totals presented may not sum due to rounding.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

(2)Represents a special cash return of capital distribution reflecting approximately 30% of the Company’s NAV as of December 31, 2025.

For the Three Months Ended March 31, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.0600	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.0600	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.0600	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.0100	1,249
			Total	$0.1900	$24,329
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

	For the Three Months Ended March 31, 2026
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.12	$13,521	4.4%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.04	4,914	1.6
Paid-in capital (return of capital)	2.50	289,115	94.0
Total	$2.66	$307,550	100.0%

	For the Three Months Ended March 31, 2025
Source of Distribution	Per Share	Amount	Percentage
Net investment income	$0.16	$20,494	84.2%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.03	3,835	15.8
Total	$0.19	$24,329	100.0%
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations	$(4,443)	$14,198
Weighted average shares of common stock outstanding—basic and diluted	115,326,378	127,975,222
Earnings per common share-basic and diluted	$(0.04)	$0.11
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
For the three months ended March 31, 2026 and 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.3 million and $0.5 million, respectively, including U.S. federal excise tax expense/(benefit) of $0 and $(64) thousand for the three months ended March 31, 2026 and 2025, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 and 2025, the Company recorded a net tax expense/(benefit) of approximately $0.3 million and $0.6 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.3 million and $10.3 million as of March 31, 2026 and December 31, 2025, for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value, at beginning of period	$8.27	$8.80
Results of operations:
Net investment income(1)	0.12	0.16
Net realized and unrealized gain (loss)(4)	(0.16)	(0.05)
Net increase (decrease) in net assets resulting from operations	(0.04)	0.11
Distributions:
Distributions from net investment income(2)	(0.12)	(0.16)
Distributions from net realized gains(2)	—	—
Return of capital distribution	(2.50)	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.04)	(0.03)
Net increase (decrease) in net assets from shareholders' distributions	(2.66)	(0.19)
Total increase (decrease) in net assets	(2.70)	(0.08)
Net asset value, at end of period(9)	$5.57	$8.72

Total Return(5)(6)	(0.5)%	1.2%

Ratios:
Ratio of net expenses to average net assets(3)(7)(8)	10.9%	11.7%
Ratio of net investment income to average net assets(7)	6.8%	7.4%
Portfolio turnover rate	1.4%	2.8%

Supplemental Data:
Weighted-average shares outstanding	115,326,378	127,975,222
Shares outstanding, end of period	115,645,897	124,860,217
Net Assets, End of Period	$644,153	$1,088,366
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
(5)Total return is calculated as the change in NAV per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
(6)Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(7)The ratio reflects an annualized amount, except in the case of non-recurring expenses.
(8)Prior to any management fee waivers, the annualized total expenses to average net assets for the three months ended March 31, 2026 and 2025, was 10.9% and 11.7%, respectively.
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
Return of Capital Distribution
On April 17, 2026, the Company announced a return of capital distribution of $0.42 per share funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distribution of $2.50 per share previously paid on March 26, 2026, the Company’s shareholders will have received return of capital distributions totaling $2.92 per share in 2026. This represents an aggregate of 35% of net asset value as of December 31, 2025.
Dividends
On April 17, 2026, the Board approved a regular monthly distribution for April 2026 of $0.035 per share to be paid on or before April 20, 2026. On May 5, 2026, the Board approved regular monthly distributions for May 2026, through July 2026. The regular monthly cash distributions, each in the gross amount of $0.03 per share, will be payable monthly to shareholders of record as of the monthly record date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Capital Corporation II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2025, in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report on Form 10-Q (“Quarterly Report”). Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solution across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of March 31, 2026, the Adviser and its affiliates had $159.24 billion of assets under management across Blue Owl’s Credit platform.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”) to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we are generally permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of us, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) in most instances when we co-invest with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent us from being disadvantaged by participation in the co-investment program. The Adviser and our Chief Compliance Officer will provide reporting to the Board.
The Blue Owl Credit Advisers’ investment allocation policies seek to ensure equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the BDCs, interval fund, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order. In addition, the Adviser and its affiliates are permitted to allocate an investment to a number of products across platforms that it views as appropriate for the particular investment objectives, strategies and characteristics of such products.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through March 31, 2026, our Adviser and its affiliates have originated $193.98 billion aggregate principal amount of investments, of which $189.83 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
As of March 31, 2026, our average debt investment size in each of our portfolio companies was approximately $5.1 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of March 31, 2026, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 93.1% of our total debt portfolio based on fair value, had weighted average annual revenue of $943.3 million, weighted average annual EBITDA of $205 million, an average interest coverage of 1.80 and an average net loan-to value of 53.2%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of March 31, 2026, 95.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. Generally, our total borrowings are limited so that we cannot incur additional borrowings, including through the issuance of additional debt securities, if such additional indebtedness would cause our asset coverage ratio to fall below 200%, as defined in the 1940 Act. Our current target leverage ratio is 0.75x.
In any period, our interest expense will depend largely on the extent of our borrowings and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis. In response to heightened uncertainty over the last year, we took additional, proactive steps to reassess risk across our portfolio. We conducted thematic stress tests twice – first in response to tariff policies implemented in 2025, and more recently to evaluate the potential implications of rapid advancements in artificial intelligence. These additional reviews reinforced our confidence that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.
Limited Availability of Capital for Middle Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2025 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.
Capital Markets Have Been Unable to Fill the Void in U.S. Middle Market Finance Left by Banks — Access to underwritten bond and syndicated loan markets is challenging for middle market companies due to loan issue size and liquidity. For example, high yield bonds are generally purchased by institutional investors, such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision.
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

Attractive Investment Dynamics — An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms.
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
During the first quarter of 2026, global equity and debt markets experienced elevated volatility, with spread widening in fixed income markets as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence (“AI”). The 10-year Treasury yield ended the first quarter of 2026 up nearly 15 basis points since the end of 2025 and the CBOE Volatility Index peaked above 30 during the first quarter of 2026, its highest level since April 2025. As a result of this volatility and higher inflation expectations, the Federal Reserve is now expected to maintain current interest rates in the near term.
We continue to focus on our investments in upper middle market businesses in non-cyclical industries we view as recession resistant and that we are familiar with, including defensive service-oriented sectors that provide intangible mission critical solutions and products such as healthcare, business services, technology and insurance brokerage. These types of companies have diversified revenue streams, strong recurring cash flow profiles and healthy liquidity.
The markdowns on our investments were primarily driven by credit spread widening and not a deterioration in the underlying quality of our assets. Across the portfolio we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
In February 2026, the Company sold a portion of its portfolio company investments with aggregate fair value of $538.3 million and aggregate total debt commitments of $600.0 million, equivalent to 99.8% of par value to certain purchasers. The investments sold consisted of 92.0% first-lien investments, 4.5% second-lien investments and 3.5% unsecured investments, and included investments in 96 portfolio companies across 25 industries, 98.2% of investments sold were floating rate and 100.0% were 1- or 2- rated on the Company’s 5-point internal investment ratings scale. The investments sold had an average investment size of $5.6 million and a weighted average spread of 5.5% and consisted of partial sales representing approximately 59.0% of our exposure to each underlying portfolio company as of December 31, 2025. As a result of the sale, we recognized a $1.9 million gain on the sale in the first quarter of 2026. Using the proceeds from these asset sales, on March 5, 2026, our Board declared a special cash return of capital distribution paid on March 26, 2026, to all of our shareholders of $2.50 per share, representing 30% of our net asset value (“NAV”) as of December 31,

2025. Further, on April 17, 2026, the Board announced an additional return of capital distribution of $0.42 per share. See “Note 12 — Subsequent Events” for details.
Following the asset sales, we believe the portfolio remains attractive and well diversified as portfolio composition, sector concentrations, credit quality and borrower characteristics remain substantially consistent with the prior portfolio. The sale had no impact on the number of portfolio companies or industries we are invested in, nor average position size of the portfolio on non-accrual at fair value. Other key metrics remained largely unchanged including weighted average EBITDA and interest coverage, as well as weighted average spread and maturities. We believe this consistency reflects our disciplined portfolio construction, which has underpinned our strong net annualized total return since inception.
Subject to the approval of our Board, we intend to continue to prioritize additional return of capital distributions to our shareholders on a quarterly basis and expect to fund these quarterly returns of capital with repayments, earnings, proceeds from the sale of assets or strategic transactions. Based on our visibility of repayments in the short-term and long-term repayment expectations (generally 6-8% per quarter historically), we anticipate that we may return 5% or more of our capital to shareholders each quarter which, inclusive of the return of capital from the asset sale, is expected to result in the return of 50% or more of our capital to shareholders in 2026.
We also expect, subject to the approval of our Board, to continue to make monthly cash dividends to our shareholders from the Company’s net investment income.
As of March 31, 2026, based on fair value, our portfolio consisted of 66.1% first lien senior secured debt investments (of which 57.4% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 11.1% second-lien senior secured debt investments, 2.3% unsecured investments, 0.9% specialty finance debt investments, 7.2% preferred equity investments, 9.1% common equity investments, 3.3% specialty finance equity investments and less than 1% joint venture investments.
As of March 31, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 10.1% and 9.7%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.8% and 10.5%, respectively.
As of March 31, 2026, we had investments in 170 portfolio companies with an aggregate fair value of $874.7 million. Our current target leverage ratio is 0.75x. As of March 31, 2026, we had net leverage of 0.33x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$7,043	$33,417
Less: Sell downs	—	(78)
Total new investment commitments	$7,043	$33,339
Principal amount of new investments funded:
First-lien senior secured debt investments	$184	$23,877
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	1,208
Specialty finance debt investments	—	—
Preferred equity investments	—	1,000
Common equity investments	—	522
Specialty finance equity investments	5,257	—
Joint venture investments	—	55
Total principal amount of new investments funded	$5,441	$26,662

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$451	$18,263

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(632,812)	$(65,019)
Second-lien senior secured debt investments	(24,280)	(29,437)
Unsecured debt investments	(30,399)	(1,433)
Specialty finance debt investments	—	—
Preferred equity investments	(6,146)	(205)
Common equity investments	(23)	(2,438)
Specialty finance equity investments	(6,694)	(2,600)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(700,354)	$(101,132)

Number of new investment commitments in new portfolio companies(1)	—	12
Average new investment commitment amount in new portfolio companies	$—	$1,214
Weighted average term for new investment commitments (in years)	2.3	5.1
Percentage of new debt investment commitments at floating rates	100.0%	97.6%
Percentage of new debt investment commitments at fixed rates	—%	2.4%
Weighted average interest rate of new investment commitments(2)	10.2%	9.7%
Weighted Average Spread over Applicable Base Rate of New Debt Investment Commitments at Floating Rates	6.5%	5.4%
_______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.68% and 4.29% as of March 31, 2026 and 2025, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	As of March 31, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$605,296	$577,638	$1,251,162	$1,221,372
Second-lien senior secured debt investments	135,763	97,304	159,446	131,054
Unsecured debt investments	19,552	20,162	37,347	38,673
Specialty finance debt investments	7,595	7,604	7,483	7,491
Preferred equity investments	63,723	63,382	67,578	67,143
Common equity investments	50,922	79,666	55,486	80,120
Specialty finance equity investments	24,747	28,671	25,571	30,360
Joint ventures	334	318	334	337
Total Investments	$907,932	$874,745	$1,604,407	$1,576,550
_______________
(1)We consider 57% and 48% of first-lien senior secured debt investments to be unitranche loans as of March 31, 2026 and December 31, 2025, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	As of March 31, 2026		As of December 31, 2025
Advertising and media	3.7%		2.8%
Aerospace and defense	1.6		1.2
Asset Based Lending and Fund Finance(1)	3.6		2.3
Automotive Services	5.9		3.0
Buildings and real estate	3.5		5.1
Business services	1.5		2.0
Chemicals	4.9		4.7
Consumer products	3.9		2.7
Containers and packaging	1.1		2.4
Distribution	1.4		1.8
Education	0.7		0.5
Energy equipment and services	0.2		0.6
Financial services	3.4		4.4
Food and beverage	5.0		6.0
Healthcare equipment and services	1.5		2.7
Healthcare providers and services	10.8		9.8
Healthcare technology	6.9		7.8
Household products	4.5		2.4
Human resource support services	2.1		2.0
Infrastructure and environmental services	1.4		1.2
Insurance(3)	1.0		2.0
Internet software and services	8.0		10.9
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	2.4		2.5
Manufacturing	11.5		9.8
Pharmaceuticals(2)	1.4		0.8
Professional services	1.8		3.2
Specialty retail	4.9		3.7
Telecommunications	0.3		0.2
Transportation	1.1		1.5
Total	100.0%		100.0%
_______________

(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investments in LSI Financing DAC and LSI Financing LLC.
(3)Includes investments in Fifth Season.
(4)Includes investments in Credit SLF and Blue Owl Leasing.
(5)Rounds to less than 0.1%.
The table below describes investments by geographic composition based on fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
United States:
Midwest	18.0%	22.3%
Northeast	23.9	18.3
South	35.7	38.4
West	17.9	15.3
International	4.5	5.7
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of March 31, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	10.1%	9.9%
Weighted average total yield of accruing debt and income producing securities(1)	10.8%	10.3%
Weighted average interest rate of accruing debt securities	9.9%	9.7%
Weighted average spread over base rate of all accruing floating rate investments	6.0%	5.8%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of March 31, 2026, 1.9% of our portfolio at fair value is on non-accrual. Our average annual gain/(loss) ratio is (0.35)%.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of March 31, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio(1)
($ in thousands)
1	$130,527	14.9%	$182,103	11.6%
2	554,407	63.4	1,177,657	74.7
3	169,442	19.4	190,376	12.1
4	6,340	0.7	9,000	0.6
5	14,029	1.6	17,414	1.1
Total	$874,745	100.0%	$1,576,550	100.0%
________________
(1)     Totals presented may not sum due to rounding.

The table below shows the amortized cost of our performing and non-accrual investments as of the following periods:

	As of March 31, 2026				As of	As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage		Amortized Cost	Percentage	Fair Value	Percentage
Performing	$872,732	96.1%	$858,026	98.1%		$1,554,266	96.9%	$1,553,996	98.6%
Non-accrual	35,200	3.9	16,719	1.9		50,141	3.1	22,554	1.4
Total	$907,932	100.0%	$874,745	100.0%		$1,604,407	100.0%	$1,576,550	100.0%
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
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of March 31, 2026, the fair market value of our investment in Amergin Asset Management LLC was $2.0 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2026, the fair market value of our investment in Amergin AssetCo was $12.0 million, of which $4.4 million is equity and $7.6 million is debt, and we had an unfunded equity commitment of $2.0 million. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity commitment to Fifth Season. On February 12, 2026, we sold our equity investment in Fifth Season.
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of March 31, 2026, the fair value of our investment in LSI Financing DAC was $0.2 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of March 31, 2026, our investment at fair value in LSI Financing LLC was $10.4 million and our total commitment was $13.4 million. We do not consolidate our equity interest in LSI Financing LLC.
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”), which was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of March 31, 2026, our investment at fair value in BOCSO was $11.7 million and our total commitment was $11.7 million. As of March 31, 2026, the portfolio consists of five investments totaling $1.03 billion at cost and fair value, respectively, ranging in costs from $24.9 million to $379.6 million and with a fair value ranging from $24.7 million to $378.0 million. The largest investment is 36.9% of the total cost of BOCSO’s portfolio. As of March 31, 2026, the portfolio asset class composition was 65.6% ABF — Specialty finance, 32.0% ABF — Leasing, and 2.4% ABF — Commercial Real Estate. We do not consolidate our equity interest in BOCSO.
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
Refer to Exhibit 99.1 for the Credit SLF’s Supplemental Financial Information.
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
As of March 31, 2026, our investment at fair value in Blue Owl Leasing was $90 thousand. As of March 31, 2026, Blue Owl Leasing had a $39.4 million investment.
Refer to Exhibit 99.2 for the Blue Owl Leasing’s Supplemental Financial Information.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Total Investment Income	$35,249	$52,729	$(17,480)
Less: Total Operating Expenses	21,434	31,705	(10,271)
Net Investment Income (Loss) Before Taxes	13,815	21,024	(7,209)
Less: Income tax expense (benefit), including excise tax expense (benefit)	294	530	(236)
Net Investment Income (Loss) After Taxes	13,521	20,494	(6,973)
Net change in unrealized gain (loss)	(4,694)	16,187	(20,881)
Net realized gain (loss)	(13,270)	(22,483)	9,213
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,443)	$14,198	$(18,641)
Net increase (decrease) in net assets resulting from operations can vary from period-to-period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2026, our net asset value per share decreased, primarily driven by distributions paid to our shareholders of $307.6 million, which included return of capital distribution reflecting approximately 30% of the Company’s NAV as of December 31, 2025. Reduction in NAV further reflected decreases in the fair value of certain debt investments.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Interest income from investments	$28,037	$43,379	$(15,342)
PIK interest income	2,691	4,347	(1,656)
Dividend income	4,220	4,448	(228)
Other income	301	555	(254)
Total Investment Income	$35,249	$52,729	$(17,480)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Investment income decreased to $35.2 million for the three months ended March 31, 2026 from $52.7 million for the same period in the prior year primarily due to decreases in interest income and PIK interest income. These decreases were driven by a strategic reduction in our debt portfolio at par from $1.8 billion to $0.8 billion, as a part of our strategy to prioritize return of capital distributions of 5% or more to shareholder each quarter, including as a result of our asset sales in February 2026. Additionally contributing to a decline in our investment income was the reduction in the weighted average yield of our portfolio from 10.5% to 10.1% period-over-period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and which remain relatively flat period over period, increasing from $0.7 million to $0.8 million. Dividend income and other income remained relatively flat period-over-period. Other income includes fees that are generally available to us as a result of closing investments and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Interest expense	$14,079	$17,841	$(3,762)
Management fee, net	4,657	7,313	(2,656)
Performance based incentive fees	—	4,347	(4,347)
Professional fees	1,052	1,062	(10)
Directors’ fees	197	197	—
Other general and administrative	1,449	945	504
Total Operating Expenses	$21,434	$31,705	$(10,271)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Total operating expenses decreased to $21.4 million for the three months ended March 31, 2026 from $31.7 million for the same period in the prior year, primarily due to decreases in incentive fees, interest expense, and management fees. The decrease in incentive fees is due to a decrease in investment income period-over-period. The decrease in interest expense of $3.8 million was driven by a decrease in our daily weighted average borrowings from $862.8 million to $608.5 million, as a result of paydowns of debt and a decrease in our weighted average interest rate from 7.8% to 7.4% period-over-period. The decrease in management fees of $2.7 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(3,816)	$15,604	$(19,420)
Income tax (provision) benefit	44	(165)	209
Translation of assets and liabilities in foreign currencies	(922)	748	(1,670)
Net Change in Unrealized Gain (Loss)	$(4,694)	$16,187	$(20,881)
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
For the three months ended March 31, 2026, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments as further detailed below. For the three months ended March 31, 2025, the net unrealized gain was primarily driven by a reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments, partially offset by decreases in the fair value of certain debt investments as further detailed below.

The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2026	Portfolio Company	For the Three Months Ended March 31, 2025
($ in thousands)		($ in thousands)
Loparex Midco B.V.	$(8,834)	H-Food Holdings, LLC	$17,223
Cornerstone OnDemand, Inc.	(6,008)	CIBT Global, Inc.	4,774
Pluralsight, LLC	(2,177)	Valence Surface Technologies LLC	1,563
Peraton Corp.	(995)	Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	(789)
Balrog Acquisition, Inc. (dba Bakemark)	(951)	Peraton Corp.	(900)
Nscale Global Holdings Limited	838	ASP Conair Holdings LP	(1,105)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	2,468	Walker Edison Furniture Company LLC(1)	(1,258)
Conair Holdings LLC	4,566	National Dentex Labs LLC (fka Barracuda Dental LLC)	(1,545)
EOS Finco S.A.R.L	5,802	Notorious Topco, LLC (dba Beauty Industry Group)	(1,737)
Walker Edison Furniture Company LLC(1)	11,052	EOS Finco S.A.R.L	(2,043)
Remaining Portfolio Companies	(9,577)	Remaining Portfolio Companies	1,421
Total	$(3,816)	Total	$15,604
_______________
(1)Portfolio company is a non-controlled, affiliated investment.
Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change
Net realized gain (loss) on investments	$(13,380)	$(22,425)	$9,045
Net realized gain (loss) on foreign currency transactions	110	(58)	168
Net Realized Gain (Loss)	$(13,270)	$(22,483)	$9,213
For the three months ended March 31, 2026, we recognized net realized losses on investments of $13.4 million, as compared to losses of $22.4 million in the prior year period, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. The losses in the current year period were partially offset by a gain of $1.9 million from the asset sale described in “Note 4 - Investments” to our consolidated financial statements included in this Quarterly Report.

The tables below present the largest contributors to the change in net realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended March 31, 2026
($ in thousands)
Walker Edison Furniture Company LLC	$(11,108)
EOS Finco S.A.R.L	(5,874)
MINDBODY, Inc.	1,099
Aerosmith Bidco 1 Limited (dba Audiotonix)	199
Minotaur Acquisition, Inc. (dba Inspira Financial)	185
Rocket BidCo, Inc. (dba Recochem)	203
Galls, LLC	209
Pregis Topco LLC	217
Rushmore Investment III LLC (dba Winland Foods)	299
Fifth Season Investments LLC	483
Remaining Portfolio Companies	708
Total	$(13,380)

Portfolio Company	For the Three Months Ended March 31, 2025
($ in thousands)
H-Food Holdings, LLC	$(15,359)
CIBT Global, Inc.	(4,785)
HFS Matterhorn Topco, Inc.	(1,625)
GoHealth, Inc.	(672)
Remaining Portfolio Companies	16
Total	$(22,425)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through March 31, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.7% (based on total capital invested of $3.6 billion and total proceeds from these exited investments of $4.4 billion).
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
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments and proceeds from sales of our investments, our credit facilities, debt securitization transaction and other secured and unsecured debt. The primary uses of our cash are for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying our Adviser), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions, including returns of capital, to the holders of our shares.
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
As of March 31, 2026 and December 31, 2025, our asset coverage ratios were 217% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of March 31, 2026, taken together with our available debt of $127.8 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.
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
As of March 31, 2026, we had $323.5 million in cash, including foreign cash. During the three months ended March 31, 2026, cash provided by operating activities was $706.2 million, primarily as a result of repayments and selldowns of portfolio investments of $703.9 million and other operating activities of $16.3 million, partially offset by funding portfolio investments of $14.0 million. Lastly, we used $442.1 million of cash for financing activities during the period, as a result of $289.1 million of return of capital distributions in addition to dividends of $12.7 million paid to our shareholders, deferred financing costs paid of $1.1 million, and net repayments on our credit facilities of $139.1 million.
As of March 31, 2025, we had $68.3 million in cash, including foreign cash. During the three months ended March 31, 2025, cash provided by operating activities was $49.6 million, primarily as a result of selldowns and repayments of portfolio investments of $73.4 million and other operating activities of $22.5 million, partially offset by funding portfolio investments of $46.3 million. Lastly, we used $32.2 million of cash for financing activities during the period, as a result of distributions paid of $13.9 million, repurchased shares of $38.2 million, and deferred financing costs paid of $124 thousand, partially offset by net borrowings on our credit facilities of $20.0 million.
Share Issuances
We currently have the authority to issue 450,000,000 common shares at $0.01 per share par value. Prior to our continuous public offering, we issued 100 shares of common stock to our Adviser and 277,788 shares of our common stock to certain individuals and entities affiliated with the Adviser in a private placement. We issued 151,364,239 shares of common stock in our continuous public offering prior to its termination on April 30, 2021.
The table below summarizes transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	699,880	$5,756	1,339,149	$11,753
Repurchased shares	—	—	(4,206,258)	(36,805)
Total shares/net proceeds	699,880	$5,756	(2,867,109)	$(25,052)
Prior to the termination of our continuous public offering, in the event of a material decline in our net asset value per share, our Board reduced the offering price in order to establish a new net offering price per share. We will not sell shares at a net offering price below the net asset value per share unless we obtain the requisite approval from our shareholders.
We determined not to file additional post-effective amendments to our registration statement and terminated our offering as of April 30, 2021.

During the three months ended March 31, 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	8.80
February 26, 2025	February 25, 2025	407,046	8.78
March 26, 2025	March 25, 2025	394,211	8.75
January 28, 2026	January 27, 2026	347,777	8.26
February 25, 2026	February 24, 2026	352,103	8.19
On February 17, 2026, the Board determined to terminate the Company’s dividend reinvestment plan. All future distributions are expected to be paid in cash.
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following period:

For the Three Months Ended March 31, 2026
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 4, 2025	January 27, 2026	January 28, 2026	Monthly	$0.0533	$6,127
February 18, 2026	February 24, 2026	February 25, 2026	Monthly	0.0533	6,145
February 18, 2026	March 17, 2026	March 18, 2026	Monthly	0.0533	6,163
March 5, 2026(2)	March 24, 2026	March 26, 2026	Return of capital	2.5000	289,115
			Total	$2.6599	$307,550
_______________
(1)Totals presented may not sum due to rounding.
(2)Represents a special cash return of capital distribution reflecting approximately 30% of the Company’s NAV as of December 31, 2025. See “Note 12 — Subsequent Events” for details related to an additional return of capital distribution of $0.42 per share announced on April 17, 2026.
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
We may fund our cash distributions to shareholders from any source of funds available to us, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. In no event, however, will funds be advanced or borrowed for the purpose of distributions, if the amount of such distributions would exceed our accrued and received net revenues for the previous four quarters, less paid and accrued operating expenses with respect to such revenues and costs.

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

	For the Three Months Ended March 31, 2026
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.12	$13,521	4.4%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.04	4,914	1.6
Paid-in capital (return of capital)	2.50	289,115	94.0
Total	$2.66	$307,550	100.0%

	For the Three Months Ended March 31, 2025
Source of Distribution	Per Share	Amount	Percentage
($ in thousands, except per share amounts)
Net investment income	$0.16	$20,494	84.2%
Net realized gain on investments	—	—	—
Excess (undistributed)	0.03	3,835	15.8
Total	$0.19	$24,329	100.0%
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

Total Return Since Inception
Cumulative total return for the period April 4, 2017 to March 31, 2026 was 78.7% (without upfront sales load) and 69.7% (with maximum upfront sales load). The following table presents cumulative total returns for the three months ended March 31, 2026, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	(0.5)%	1.6%	5.8%	6.8%	8.7%	78.7%	69.7%
_______________
(1)Compounded monthly.
(2)Unless otherwise indicated, total return is calculated as the change in NAV per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share.
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
Debt
As of March 31, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as a special purpose vehicle asset credit facility and unsecured notes and in the future, we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.
Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	As of March 31, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	1/12/2029	$75,000	$—	$75,000	$(1,459)	$(1,459)
SPV Asset Facility I	11/30/2030	375,000	187,500	52,772	(3,158)	184,342
2026 Notes	11/15/2026	350,000	350,000	—	(1,549)	348,451
Total Debt		$800,000	$537,500	$127,772	$(6,166)	$531,334
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)There were no outstanding borrowings on the Revolving Credit Facility as of March 31, 2026.
.

	As of December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	1/12/2029	$225,000	$11,598	$213,402	$(2,314)	$9,284
SPV Asset Facility I	11/30/2030	375,000	315,000	59,265	(3,327)	311,673
2026 Notes	11/15/2026	350,000	350,000	—	(2,150)	347,850
Total Debt		$950,000	$676,598	$272,667	$(7,791)	$668,807
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

For the following periods, the components of interest expense were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$11,308	$16,731
Amortization of debt issuance costs	2,771	1,110
Total Interest Expense	$14,079	$17,841
Average interest rate(1)	7.4%	7.8%
Average daily borrowings	$608,456	$862,795
_______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
March 31, 2026 (unaudited)	$—	$2,173	$—	N/A
December 31, 2025	11.6	2,395	—	N/A
December 31, 2024	50.4	2,306	—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	—	2,687	—	N/A
December 31, 2018	—	2,397	—	N/A
December 31, 2017	—	4,969	—	N/A
SPV Asset Facility I
March 31, 2026 (unaudited)	$187.5	$2,173	$—	N/A
December 31, 2025	315.0	2,395	—	N/A
December 31, 2024	195.0	2,306	—	N/A
December 31, 2023	60.0	2,390	—	N/A
December 31, 2022	374.2	2,288	—	N/A
December 31, 2021	412.2	2,213	—	N/A
December 31, 2020	365.1	2,416	—	N/A
December 31, 2019	265.7	2,687	—	N/A
December 31, 2018	302.5	2,397	—	N/A
December 31, 2017	20.0	4,969	—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	176.0	2,288	—	N/A
December 31, 2021	255.0	2,213	—	N/A
December 31, 2020	191.0	2,416	—	N/A
CLO XIII(8)
December 31, 2025	$—	$2,395	$—	N/A
December 31, 2024	260.0	2,306	—	N/A
December 31, 2023	260.0	2,390	—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	450.0	2,288	—	N/A
December 31, 2021	450.0	2,213	—	N/A
December 31, 2020	350.0	2,416	—	N/A
December 31, 2019	300.0	2,687	—	N/A
2026 Notes
March 31, 2026 (unaudited)	$350.0	$2,173	$—	N/A
December 31, 2025	350.0	2,395	—	N/A
December 31, 2024	350.0	2,306	—	N/A
December 31, 2023	350.0	2,390	—	N/A
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
(7)2024 Notes matured in November 2024.
(8)CLO XIII was retired in October 2025.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Revolving loan commitments	$42,501	$88,831
Delayed draw loan commitments	23,409	52,975
Debt commitments	$65,910	$141,806

Specialty finance equity commitments	$5,844	$6,124
Common equity commitments	418	545
Equity commitments	6,262	6,669

Total Unfunded Commitments	$72,172	$148,475
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management were not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
We invest in Credit SLF and Blue Owl Leasing, controlled affiliated investments, as defined in the 1940 Act. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for further details.

Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as disclosed in our Form 10-K for the fiscal year ended December 31, 2025, in “ITEM 1A. - RISK FACTORS.”
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
With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders. However, on February 17, 2026 the Board determined to terminate the distribution reinvestment plan and as a result, commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. With respect to distributions paid prior to March 18, 2026, each shareholder that has not “opted-in” to the dividend reinvestment plan will have their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

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
Recent Developments
Return of Capital Distributions
On April 17, 2026, we announced a return of capital distribution of $0.42 per share funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distribution of $2.50 per share previously paid on March 26, 2026, our shareholders will have received return of capital distributions totaling $2.92 per share in 2026. This represents an aggregate of 35% of net asset value as of December 31, 2025.
Dividends
On April 17, 2026, our Board approved a regular monthly distribution for April 2026 of $0.035 per share to be paid on or before April 20, 2026. On May 5, 2026, our Board approved regular monthly distributions for May 2026, through July 2026. The regular monthly cash distributions, each in the gross amount of $0.03 per share, will be payable monthly to shareholders of record as of the monthly record date.
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
As of March 31, 2026, 95.3% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and the SPV Asset Facility bear interest at variable rates with interest rate floors of 0.0%. The 2026 Notes bear interest at a fixed rate.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in millions)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$21.3	$(5.6)	$15.7
Up 200 basis points	14.2	(3.8)	10.4
Up 100 basis points	7.1	(1.9)	5.2
Down 100 basis points	(7.1)	1.9	(5.2)
Down 200 basis points	(14.1)	3.8	(10.3)
Down 300 basis points	(20.1)	5.6	(14.5)
_______________
(1)Excludes the impact of income based fees. See Note 3 of our consolidated financial statements included in this Quarterly Report for more information on the income based fees.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our annual report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For the quarter ended March 31, 2026, we did not sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits

2.1
Loan Sale Agreement, dated February 18, 2026, between Blue Owl Capital Corporation II, as Parent, ORCC II Financing LLC, as FinCo, and Loantaka LLC, as Purchaser (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

2.2
Loan Sale Agreement, dated February 18, 2026, between Blue Owl Capital Corporation II, as Parent, ORCC II Financing LLC, as FinCo, and Lavalette LLC, as Purchaser (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

2.3
Loan Sale Agreement, dated February 18, 2026, between Blue Owl Capital Corporation II, as Parent, ORCC Financing II LLC, as FinCo, and Hopatcong LLC, as Purchaser (incorporated by reference to Exhibit 2.03 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

2.4
Loan Sale Agreement, dated February 18, 2026, between Blue Owl Capital Corporation II, as Parent, ORCC II Financing LLC, as FinCo, and Chestnut Diversified Lending (CP) III LLC, as Purchaser (incorporated by reference to Exhibit 2.04 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

2.5
Loan Sale Agreement, dated February 18, 2026, between Blue Owl Capital Corporation II, as Parent, ORCC Financing II LLC, as FinCo, and Ovington Diversified Lending (OM) I LP, as Purchaser (incorporated by reference to Exhibit 2.05 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

Exhibit Number	Description of Exhibits
2.6
Loan Sale Agreement, dated February 18, 2026, between Blue Owl Capital Corporation II, as Parent, ORCC II Financing LLC, as FinCo, and Broome Diversified Lending (B) LP, as Purchaser (incorporated by reference to Exhibit 2.06 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

3.1
Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023 (incorporated by reference Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

10.1
Omnibus Amendment to Senior Secured Credit Agreement and Guarantee and Security Agreement, dated as of February 17, 2026 among Blue Owl Capital Corporation II, as borrower, the subsidiary guarantors party hereto, the lenders and issuing banks party hereto and Sumitomo Banking Corporation, as administrative agent and as collateral agent (incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K, filed on February 18, 2026).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended March 31, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC as of and for the three months ended March 31, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: May 8, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: May 8, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer