Form 10-Q
period 2026-06-30
Blue Owl Capital Corp II
filed 2026-08-07
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

As of July 31, 2026, the registrant had 115,645,897 shares of common stock, $0.01 par value per share, outstanding.

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
•the ability of Blue Owl Credit Advisors LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments and to effectuate our strategy to, subject to Board approval, prioritize return of capital distributions;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $718,399 and $1,559,834, respectively)	$664,902	$1,538,232
Non-controlled, affiliated investments (amortized cost of $20,788 and $44,239, respectively)	25,756	37,981
Controlled, affiliated investments (amortized cost of $334 and $334, respectively)	311	337
Total investments at fair value (amortized cost of $739,521 and $1,604,407, respectively)	690,969	1,576,550
Cash	34,015	55,380
Foreign cash (cost of $236 and $3,923, respectively)	232	3,982
Interest and dividend receivable	4,775	11,866
Prepaid expenses and other assets	4,189	1,057
Total Assets	$734,180	$1,648,835
Liabilities
Debt (net of deferred unamortized debt issuance costs of $3,018 and $7,791, respectively)	$147,482	$668,807
Payables to affiliates	5,560	12,183
Distribution payable	3,469	—
Accrued expenses and other liabilities	14,593	17,455
Total Liabilities	171,104	698,445
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 115,645,897 and 114,946,017 shares issued and outstanding, respectively	1,156	1,149
Additional paid-in-capital	689,423	1,021,360
Accumulated undistributed (overdistributed) earnings	(127,503)	(72,119)
Total Net Assets	563,076	950,390
Total Liabilities and Net Assets	$734,180	$1,648,835
Net Asset Value Per Share	$4.87	$8.27

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$15,328	$43,368	$42,997	$86,363
Payment-in-kind ("PIK") interest income	2,490	3,682	5,181	8,029
Dividend income	2,984	3,559	6,802	7,668
Other income	3,061	569	3,359	1,121
Total investment income from non-controlled, non-affiliated investments	23,863	51,178	58,339	103,181
Investment income from non-controlled, affiliated investments:
Interest income	428	410	796	794
Dividend income	225	201	622	539
Other income	3	3	6	6
Total investment income from non-controlled, affiliated investments	656	614	1,424	1,339
Investment income from controlled, affiliated investments:
Dividend income	6	12	11	13
Total investment income from controlled, affiliated investments	6	12	11	13
Total Investment Income	24,525	51,804	59,774	104,533
Operating Expenses
Interest expense	16,181	16,967	30,260	34,808
Management fees, net(1)	2,974	6,858	7,631	14,171
Performance based incentive fees	—	4,416	—	8,763
Professional fees	1,607	1,156	2,659	2,218
Directors' fees	198	198	395	395
Other general and administrative	1,510	1,061	2,959	2,006
Total Operating Expenses	22,470	30,656	43,904	62,361
Net Investment Income (Loss) Before Taxes	2,055	21,148	15,870	42,172
Income tax expense (benefit), including excise tax expense (benefit)	343	327	637	857
Net Investment Income (Loss)	$1,712	$20,821	$15,233	$41,315
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(15,386)	$(20,290)	$(30,242)	$(3,776)
Non-controlled, affiliated investments	170	(153)	11,229	(1,054)
Controlled, affiliated investments	(7)	6	(26)	(3)
Income tax (provision) benefit	(21)	80	23	(85)
Translation of assets and liabilities in foreign currencies	75	1,538	(847)	2,286
Total Net Change in Unrealized Gain (Loss)	(15,169)	(18,819)	(19,863)	(2,632)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$(8,475)	$3,755	$(10,746)	$(18,670)
Non-controlled, affiliated investments	32	—	(11,077)	—
Foreign currency transactions	381	37	491	(21)
Total Net Realized Gain (Loss)	(8,062)	3,792	(21,332)	(18,691)
Total Net Realized and Change in Unrealized Gain (Loss)	(23,231)	(15,027)	(41,195)	(21,323)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(21,519)	$5,794	$(25,962)	$19,992
Earnings Per Share - Basic and Diluted	$(0.19)	$0.05	$(0.22)	$0.15
Weighted Average Shares Outstanding - Basic and Diluted	115,645,897	124,932,039	115,487,020	126,445,224
_______________
(1)     Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$1,712	$20,821	$15,233	$41,315
Net change in unrealized gain (loss)	(15,169)	(18,819)	(19,863)	(2,632)
Net realized gain (loss)	(8,062)	3,792	(21,332)	(18,691)
Net Increase (Decrease) in Net Assets Resulting from Operations	(21,519)	5,794	(25,962)	19,992
Distributions(1)
Distributions declared from earnings	(10,987)	(22,554)	(29,422)	(46,883)
Return of capital	(48,571)	—	(337,686)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(59,558)	(22,554)	(367,108)	(46,883)
Capital Share Transactions
Reinvestment of shareholders' distributions	—	10,803	5,756	22,556
Repurchased shares	—	(53,839)	—	(90,644)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	(43,036)	5,756	(68,088)
Total Increase (Decrease) in Net Assets	(81,077)	(59,796)	(387,314)	(94,979)
Net Assets, at beginning of period	644,153	1,088,366	950,390	1,123,549
Net Assets, at End of Period	$563,076	$1,028,570	$563,076	$1,028,570
_______________
(1)For the three and six months ended June 30, 2026, distributions declared were derived from return of capital and net investment income. For the three and six months ended June 30, 2025, distributions declared from earnings were derived from net investment income.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended, June 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(25,962)	$19,992
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(24,916)	(94,550)
Proceeds from investments and investment repayments, net	879,060	328,002
Net change in unrealized (gain) loss on investments	19,039	4,833
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	847	(2,286)
Net realized (gain) loss on investments	21,823	18,670
Net realized (gain) loss on foreign currency transactions relating to investments	(1,611)	55
Net realized (gain) loss on debt	926	—
Paid-in-kind interest and dividends	(7,216)	(12,589)
Net accretion/amortization of discount/premium on investments	(2,254)	(5,400)
Amortization of debt issuance costs	6,151	2,180
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	7,091	5,067
(Increase) decrease in prepaid expenses and other assets	(3,213)	1,495
Increase (decrease) in payable for investments purchased	—	202
Increase (decrease) in payable to affiliates	(6,623)	(1,885)
Increase (decrease) in accrued expenses and other liabilities	(2,862)	(2,064)
Net cash provided by (used in) operating activities	860,280	261,722
Cash Flows from Financing Activities
Borrowings on debt	25,000	65,003
Repayments of debt	(551,134)	(200,000)
Debt issuance costs	(1,378)	(189)
Distributions paid to shareholders	(20,197)	(26,867)
Return of capital distribution	(337,686)	—
Repurchased shares	—	(91,964)
Net cash provided by (used in) financing activities	(885,395)	(254,017)
Net increase (decrease) in cash	(25,115)	7,705
Cash, including foreign cash, beginning of period	59,362	50,891
Cash, including foreign cash, end of period	$34,247	$58,596

Supplemental and Non-Cash Information
Interest paid during the period	$28,238	$31,527
Distributions declared during the period	29,422	46,883
Distribution payable	3,469	15
Reinvestment of distributions during the period	5,756	22,556
Taxes, including excise tax, paid during the period	99	1,357
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	$7,123	—	$7,083	$7,016
								7,083	7,016	1.2%
Aerospace and defense
Peraton Corp.(3)(4)(9)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	—	14,403	9,711
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	3,150	—	3,135	3,111
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	279	—	277	275
								17,815	13,097	2.3%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	3,310	—	3,307	3,310
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	4,846	—	4,840	4,846
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	6.00%		9/2027	£124	—	167	165
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€342	—	370	391
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£4,047	—	5,197	5,371
								13,881	14,083	2.5%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	12,597	—	12,557	12,597
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	1,320	—	1,308	1,307
								13,865	13,904	2.5%
Business services
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2031	4,618	—	4,598	4,549
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		6/2030	229	—	227	219
Gainsight, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.50%		7/2027	2,728	—	2,718	2,694
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	2,965	—	2,958	2,965
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	836	—	836	1,268
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	953	—	945	846
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	1	1
								12,283	12,542	2.2%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	Second lien senior secured loan	S+	7.75%		11/2028	22,500	—	22,371	20,588
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	2,866	—	2,845	2,824

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	10,947	—	10,938	10,917
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	9,164	—	9,031	9,118
								45,185	43,447	7.7%
Consumer products
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	737	—	677	300
Foundation Consumer Brands, LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2029	224	—	222	224
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	280	—	277	255
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured revolving loan	S+	5.25%		3/2029	15	—	15	13
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	8,968	—	8,948	8,923
								10,139	9,715	1.7%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	825	—	824	819
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	16	—	16	16
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	169	—	168	167
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		10/2028	919	—	912	902
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	579	—	576	579
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	3,941	—	3,910	3,941
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	1,780	—	1,764	1,780
								8,170	8,204	1.5%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	541	—	538	539
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	9,958	—	9,919	9,808
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	1,810	—	1,795	1,788
								12,252	12,135	2.2%
Education
Pluralsight, LLC(3)(4)(8)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	4,002	—	4,002	3,581
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	4,886	—	4,439	391
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	315	—	313	300
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		10/2031	18	—	18	17
								8,772	4,289	0.8%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	2,136	—	2,122	2,136
								2,122	2,136	0.4%
Financial services
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		6/2030	1,064	—	1,052	1,064
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	875	—	869	868
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	11,084	—	11,034	11,028
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.25%		9/2032	375	—	370	370
ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	1,389	—	1,382	1,357
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	960	—	960	951
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2029	393	—	392	376
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		2/2029	22	—	22	20
Wipfli Advisory LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		10/2032	830	—	829	824
								16,910	16,858	3.0%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	—	4,979	3,350
BP Veraison Buyer, LLC (dba Sun World)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2029	18,920	—	18,828	18,920
Eagle Family Foods Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2030	596	—	592	595
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	247	—	234	231
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	2,432	—	2,414	2,432
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	422	—	421	422
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	171	—	170	171
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.25%		10/2030	8,422	—	8,377	8,401
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	5,983	—	5,972	5,813
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	3,794	—	3,751	3,794
								45,738	44,129	7.8%
Healthcare equipment and services
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	920	—	912	916
Creek Parent, Inc. (dba Catalent)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2031	334	—	329	331

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

CSC MKG Topco LLC (dba Medical Knowledge Group)(3)(4)(8)	First lien senior secured loan	S+	5.50%		2/2029	334	—	331	334
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028	4,881	—	4,861	4,881
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	345	—	344	341
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	183	—	183	182
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	2	—	2	2
								6,962	6,987	1.2%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2030	553	—	553	551
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	3,634	—	3,617	3,634
Commander Buyer, Inc. (dba CenExel)(3)(4)(8)	First lien senior secured loan	S+	4.50%		6/2032	5,207	—	5,182	5,181
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	4,499	—	4,456	4,476
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	1,018	—	1,011	1,018
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)	First lien senior secured loan	S+		10.00%	7/2026	26,646	—	22,825	10,208
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)	First lien senior secured delayed draw term loan	S+		12.00%	7/2026	3,769	—	1,476	1,244
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(22)(28)	First lien senior secured revolving loan	S+		9.00%	7/2026	1,967	—	1,619	638
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	445	—	441	445
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	1,710	—	1,691	1,676
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	14,900	—	14,796	12,963
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	628	—	617	356
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	756	—	679	404
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	3/2027	16	—	14	16
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	81	—	75	43
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2027	8,271	—	8,255	6,700
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	15,577	—	15,427	15,188
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	384	—	382	382
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	24	—	24	24
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	175	—	174	175

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Soleo Holdings, Inc.(3)(4)(8)	First lien senior secured delayed draw term loan	S+	4.50%		2/2032		26	—	26	26
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029		486	—	486	486
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029		7,223	—	7,187	7,187
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031		1,747	—	1,733	1,747
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	569	—	376	393
									93,122	75,161	13.3%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028		191	—	189	190
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028		105	—	105	105
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031		7,082	—	7,054	7,082
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031		982	—	978	977
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028		884	—	878	802
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027		43	—	43	36
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	4.00%	2.50%	12/2030		2,855	—	2,811	2,769
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured delayed draw term loan	S+	6.00%		12/2030		43	—	43	42
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030		226	—	223	218
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028		18,459	—	18,440	17,582
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033		8,260	—	8,260	6,939
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028		5,247	—	5,240	5,207
Klick Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		11/2032		1,795	—	1,787	1,786
Klick Inc.(3)(4)(8)(31)	First lien senior secured delayed draw term loan	S+	5.00%		11/2032		192	—	191	191
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032		781	—	774	781
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	5.00%		4/2031		6,034	—	6,034	5,928
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031		£2,938	—	3,966	3,832
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2031		4,086	—	4,038	4,086
									61,054	58,553	10.4%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	36,150	—	36,030	33,439
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	3,009	—	3,005	2,730
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	273	—	269	234
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	4.00%	2.00%	4/2029	799	—	792	736
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	16	—	16	12
								40,112	37,151	6.6%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	—	16,541	9,583
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	1,881	—	1,881	1,881
								18,422	11,464	2.0%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	1,755	—	1,737	1,755
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		1/2030	10	—	9	10
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)	First lien senior secured loan	S+	4.95%		3/2029	268	—	266	263
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		3/2029	51		51	49
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	4.81%		3/2029	30		29	29
								2,092	2,106	0.4%
Insurance
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	177	—	176	177
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		08/2028	3,544	—	3,533	3,544
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	990	—	990	990
Norvax, LLC (dba GoHealth)(3)(4)(12)(28)	First lien senior secured loan	P+		6.50%	11/2029	552	—	502	91
Norvax, LLC (dba GoHealth)(3)(4)(12)(28)	First lien senior secured revolving loan	P+		8.25%	8/2029	930	—	351	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	882	—	874	872
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2029	655	—	653	655
								7,079	6,329	1.1%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Internet software and services
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	2,753	—	2,753	2,705
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	3,697	—	3,669	3,589
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	1,257	—	1,253	1,254
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	2,132	—	2,109	2,095
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	4,233	—	4,232	4,159
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	169	—	168	163
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	—	209	201	201
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	4,920	—	4,854	4,742
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.25%		8/2027	2,906	—	2,890	2,775
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	1,453	—	1,446	1,422
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(9)	Unsecured notes	S+		11.75%	6/2034	425	—	422	417
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	3,858	—	3,817	3,771
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	7,191	—	7,085	6,608
EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	568	—	566	559
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	273	—	270	268
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,203	—	3,181	3,163
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	476	—	473	464
Granicus, Inc.(3)(4)(12)(22)	First lien senior secured revolving loan	P+	4.25%		1/2031	35	—	32	30
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	9,715	—	9,690	9,543
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	744	—	738	726
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	929	—	929	920
Securonix, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.00%	3.75%	4/2029	897	—	893	700
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	7.00%		4/2029	51	—	50	17
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)	First lien senior secured loan	S+	3.75%		10/2031	251	—	251	248
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	1,005	—	996	985
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	2,947	—	2,939	2,895
								55,907	54,419	9.7%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Leisure and entertainment
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	3,233	—	3,218	3,216
Troon Golf, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		8/2028	6,875	—	6,873	6,875
								10,091	10,091	1.8%
Manufacturing
Loparex Midco B.V.(3)(4)(9)(28)	First lien senior secured loan	S+	6.00%		2/2027	196	—	196	200
Loparex Midco B.V.(3)(4)(9)(28)	First lien senior secured loan	S+	4.50%		7/2027	1,031	—	983	222
Loparex Midco B.V.(3)(4)(9)(28)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	—	27,536	1,400
Loparex Midco B.V.(3)(4)(9)(28)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	—	5,250	263
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	10,127	—	10,105	9,775
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	18,818	—	18,650	18,631
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	1,183	—	1,175	1,183
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	924	—	919	912
								64,814	32,586	5.8%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,206	—	1,199	1,206
								1,199	1,206	0.2%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	2.88%	2.75%	6/2031	2,047	—	2,032	1,976
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		6/2030	110	—	108	101
Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	6,870	—	6,841	6,767
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	363	—	363	346
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	225	—	224	225
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	4,320	—	4,314	4,297
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€946	—	1,024	1,076
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	47	—	46	45
								14,952	14,833	2.6%
Specialty retail
Galls, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		3/2030	4,933	—	4,883	4,933
Milan Laser Holdings LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		4/2027	21,887	—	21,851	21,833

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	3,140	—	3,113	3,046
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	6,483	—	6,459	6,402
The Shade Store, LLC(3)(4)(9)(35)	First lien senior secured loan	S+		6.00%	10/2029	1,436	—	1,166	894
								37,472	37,108	6.6%
Telecommunications
EOS Finco S.A.R.L (dba Netceed)(3)(4)(10)(31)	First lien senior secured loan	S+	5.00%		1/2032	2,115	—	1,758	1,745
EOS Finco S.A.R.L (dba Netceed)(3)(4)(15)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€169		182	175
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+		9.00%	1/2033	1,260		949	895
								2,889	2,815	0.5%
Transportation
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	9,932	—	9,932	9,932
								9,932	9,932	1.8%
Total non-controlled/non-affiliated debt investments								$640,314	$562,296	99.9%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)								$(106)	$(496)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$640,208	$561,800	99.8%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,520	—	1,523	1,886
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,717	—	1,719	2,637
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	—	2,061
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	12,154	—	12,154	12,123
								15,396	18,707	3.3%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	1,121	—	1,087	1,657
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	LP Interest	N/A			N/A	—	165,205	1,341	1,749
								2,428	3,406	0.6%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	—	350,000	352	532
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	252	374	217
								726	749	0.1%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	1,000	1,183	1,081
								1,183	1,081	0.2%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	1,309,529	3,475	—
								3,475	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	7,502	34	107
								34	107	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	32,182	322	306
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	112,360	112	133
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	1,515	2,289	2,283
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	20,868	28	180
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	119,048	119	114
								2,870	3,016	0.5%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	352	—	354	369
KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	1,291	1,291	1,780
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	30	301	397
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	1,721	2,467	1,952
XOMA Corporation(3)(4)(29)(30)	Warrants	N/A			N/A	—	1,800	12	34
								4,425	4,532	0.8%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Healthcare technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	1,000	1,590	1,545
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	170	192	196
								1,782	1,741	0.3%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	5,500	8,838	4,276
								8,838	4,276	0.8%
Infrastructure and environmental services
Valor CI Blocker Feeder LP(3)(4)(22)(29)(30)(31)	LP Interest	N/A			N/A	463	—	450	483
								450	483	0.1%
Insurance
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	8,919	892	1,534
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	7,413	41	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	12,494	103	141
								1,036	1,675	0.3%
Internet software and services
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	25,540	157	29
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	1,345,119	1,345	2,084
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	32	—	32	38
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	33	608	741
Nscale Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	—	64,020	405	1,027
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,000	—	1,001	1,144
Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	819,817	820	862
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	2,385	3,964	3,901
								8,332	9,826	1.7%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	8,524	936	1,318
Windows Entities(3)(4)(30)(32)	LLC Units	N/A			N/A	—	10,615	20,107	46,211
								21,043	47,529	8.4%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	159	—	162	159
								162	159	—%
Specialty retail
Notorious Purchaser II, Inc. (dba Beauty Industry Group)(3)(4)(29)(30)	Class B Common Stock	N/A			N/A	—	489	5,967	5,785
								5,967	5,785	1.0%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common equity	N/A			N/A	—	6,785,487	44	30
								44	30	—%
Total non-controlled/non-affiliated portfolio company equity investments								$78,191	$103,102	18.3%
Total non-controlled/non-affiliated portfolio company investments								$718,399	$664,902	118.1%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(24)	First lien senior secured loan	S+	8.00%		11/2027	8,972	—	8,970	8,972
Swipe Acquisition Corporation (dba PLI)(3)(4)(9)(22)(24)	First lien senior secured loan	S+	5.00%		11/2027	5,887	—	5,866	5,887
								14,836	14,859	2.6%
Total non-controlled/affiliated portfolio company debt investments								$14,836	$14,859	2.6%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(24)(29)(30)	Class A Common Units	N/A			N/A	—	10,755	5,952	10,897
								5,952	10,897	1.9%
Total non-controlled/affiliated portfolio company equity investments								$5,952	$10,897	1.9%
Total non-controlled/affiliated portfolio company investments								$20,788	$25,756	4.6%

Controlled/affiliated portfolio company investments(24)
Equity Investments
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(24)(26)(30)(31)	LLC interest	N/A			N/A	244	—	244	220
Blue Owl Leasing LLC(3)(5)(24)(26)(30)(31)	LLC Interest	N/A			N/A	90	—	90	91
								334	311
Total controlled/affiliated equity investments								$334	$311	0.1%
Total controlled/affiliated portfolio company investments								$334	$311	0.1%
Total Investments								$739,521	$690,969	122.7%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)
____________
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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(11)Reserved.
(12)The interest rate on these loans is subject to PRIME, which as of June 30, 2026 was 6.75%.
(13)Reserved.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.
(15)The interest rate on this loan is subject to 6 month EURIBOR, which as of June 30, 2026 was 2.57%.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of June 30, 2026 was 4.46%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of June 30, 2026 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See “Note 7 — Commitments and Contingencies.”

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	$—	$308	$—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	3	238	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	37	259	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	144	99	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	1,431	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	57	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	48	197	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	1,025	(10)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	193	293	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	651	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured delayed draw term loan	9/2026	—	164	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured delayed draw term loan	7/2026	86	14	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	226	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	1,987	176	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	914	(16)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	—	361	(7)
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	3/2027	16	35	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	(172)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,361	(10)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	395	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	16	46	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	49	16	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	177	12	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	8	64	(1)
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	1,183	563	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	49	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	886	(7)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	25	61	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	22	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	420	(8)
Troon Golf, L.L.C.	First lien senior secured delayed draw term loan	9/2026	493	501	—
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	42	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	48	245	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	181	(1)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	2,198	(5)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	784	(14)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	66	224	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	16	41	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	220	—
Ascend Buyer, LLC (dba PPC Flexible Packaging)	First lien senior secured revolving loan	9/2028	3	20	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	(4)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	169	177	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	13	4	—
BP Veraison Buyer, LLC (dba Sun World)	First lien senior secured revolving loan	5/2029	—	3,868	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	348	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	180	180	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	29	73	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	8/2027	—	185	(8)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	60	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	10	89	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	101	(2)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	954	(5)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	49	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	387	(9)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	613	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	429	(6)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	375	647	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	128	582	—
Dresser Utility Solutions, LLC	First lien senior secured revolving loan	3/2029	—	255	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	229	406	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	76	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	91	(1)
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	28	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	110	140	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	651	(3)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	10	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	247	860	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	49	40	—
Foundation Consumer Brands, LLC	First lien senior secured revolving loan	2/2029	—	21	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	376	(5)
Galls, LLC	First lien senior secured revolving loan	3/2030	367	111	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	499	635	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	349	(5)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	43	31	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	35	405	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	254	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	3,009	711	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	36	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	202	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	46	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	226	43	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	168	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	415	(3)
Klick Inc.	First lien senior secured revolving loan	11/2031	—	192	(1)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	591	(3)
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	520	(9)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	153	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	16	39	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,071	714	—
Milan Laser Holdings LLC	First lien senior secured revolving loan	4/2027	—	2,837	(7)
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(2)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	889	(13)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	7/2026	1,967	17	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	32	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	32	11	—
Norvax, LLC (dba GoHealth)*	First lien senior secured revolving loan	8/2029	930	—	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	—	1,223	(15)
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	244	(3)
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	2	21	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	556	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	628	1,464	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	81	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	(69)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	122	(1)
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	1,182	(30)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	35	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	1,192	(21)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	395	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	770	230	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	51	102	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	47	304	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	18	18	—
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	24	20	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	(1)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	22	16	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	26	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	924	229	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	41	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	279	75	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	15	12	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	46	(1)
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	2	23	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	350	(7)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	241	(4)
Troon Golf, L.L.C.	First lien senior secured revolving loan	8/2028	—	501	—
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	39	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	74	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227	(1)
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	899	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	196	(1)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	181	(2)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	684	(1)
Total non-controlled/non-affiliated - debt commitments			$17,195	$49,840	$(496)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$1,520	$1,460	$—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	N/A	1,341	215	—
Valor CI Blocker Feeder LP	LP Interest	N/A	463	38	—
Total non-controlled/non-affiliated - equity commitments			$3,324	$1,713	$—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/affiliated - debt commitments
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	$2,251	$613	$—
Total non-controlled/affiliated - debt commitments			$2,251	$613	$—
Non-controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$—	$1,980	$—
Total non-controlled/affiliated - equity commitments			$—	$1,980	$—
Total Portfolio Company Commitments			$22,770	$54,146	$(496)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the six months ended June 30, 2026, were as follows:

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at June 30, 2026	Other Income	Interest Income	Dividend Income
Non-Controlled Affiliates
LSI Financing LLC	$10,576		$(10,829)	$(792)	$1,045	$—	$—	$—	$—	$354
New PLI Holdings, LLC (dba PLI)	25,057	998	(365)	66	—	—	25,756	6	796	268
Walker Edison Furniture Company LLC	2,348	410	(2,591)	11,955	(12,122)	—	—	—	—	—
Total	$37,981	$1,408	$(13,785)	$11,229	$(11,077)	$—	$25,756	$6	$796	$622

Controlled Affiliates
Blue Owl Credit SLF LLC	$247	$—	$—	$(27)	$—	$—	$220	$—	$—	$11
Blue Owl Leasing LLC	90	—	—	1	—	—	91	—	—	—
Total	$337	$—	$—	$(26)	$—	$—	$311	$—	$—	$11
____________
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
(27)As of June 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $45.7 million based on a tax cost basis of $0.7 billion. As of June 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $86.3 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $40.6 million.
(28)Loan was on non-accrual status as of June 30, 2026.
(29)Investment is non-income producing.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $114.3 million, or 20.3% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	July, 2022
AAM Series 2.1 Aviation Feeder, LLC	Specialty finance equity investment	July, 2022
Amergin Asset Management, LLC	Specialty finance equity investment	July, 2022
Baypine Commander Co-Invest, LP	LP Interest	June, 2025
Bird Holding B.V. (fka MessageBird Holding B.V.)	Extended Series C Warrants	May, 2021
Blue Owl Credit SLF LLC	LLC Interest	August, 2024
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)	Specialty finance equity investment	September, 2025
Blue Owl Leasing LLC	LLC Interest	June, 2025
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)	Common Units	October, 2021
CD&R Value Building Partners I, L.P. (dba Belron)	LP Interest	December, 2021
Equity NewCo S.A. (dba Netceed)	Common Equity	January, 2026
Evolution Parent, LP (dba SIAA)	LP Interest	April, 2021
Gloves Holdings, LP (dba Protective Industrial Products)	LP Interest	December, 2020
GoHealth, Inc.	Common stock	August, 2025
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)	LP Interest	December, 2021
Hercules Buyer, LLC (dba The Vincit Group)	Common Units	December, 2020
Hissho Sushi Holdings, LLC	Class A Units	May, 2022
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September, 2021
KPCI Co-Invest 2, L.P.	Class A Units	November, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	August, 2025
LSI Financing 1 DAC	Specialty finance equity investment	December, 2022
LSI Financing LLC	Specialty finance equity investment	July, 2025
Maia Aggregator, LP	Class A-2 Units	February, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December, 2020
Notorious Purchaser II, Inc. (dba Beauty Industry Group)	Class B Common Stock	December, 2025
Nscale Limited	Preferred equity	September, 2025
Nscale Limited	Series B Preferred Shares	September, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January, 2021
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	September, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
Valor CI Blocker Feeder LP	LP Interest	October, 2025
Windows Entities	LLC Units	January, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
XOMA Corporation	Warrants	December, 2023
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2026, non-qualifying assets represented 9.58% of total assets as calculated in accordance with the regulatory requirements.
(32)Investment represents multiple underlying investments in related entities under common management. These underlying investments are on identical terms and include Midwest Custom Windows, LLC with a fair value of $8.0 million, Greater Toronto Custom Windows, Corp. with a fair value of $3.3 million, Garden State Custom Windows, LLC with a fair value of $11.1 million, Long Island Custom Windows, LLC with a fair value of $9.6 million, Jemico, LLC with a fair value of $7.7 million, Atlanta Custom Windows, LLC with a fair value of $3.8 million and Fairchester Custom Windows LLC with a fair value of $2.5 million as of June 30, 2026. Greater Toronto Custom Windows, Corp. is considered a non-qualifying asset.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36% of the total cost of BOCSO's portfolio. As of June 30, 2026, the portfolio asset class composition was 72% ABF - Specialty finance, 26% ABF - Leasing, and 2% ABF - Commercial Real Estate.
(35)The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of December 31, 2025
(Amounts in thousands, except share amounts)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par / Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets
							76,056	74,098	7.8%
Consumer products
Conair Holdings LLC(3)(4)(8)	Second lien senior secured loan	S+	7.50%		5/2029	31,280	31,014	14,076
Feradyne Outdoors, LLC(3)(4)(9)(28)(29)	First lien senior secured loan	S+		6.75%	5/2028	699	677	472
Foundation Consumer Brands, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		2/2029	3,843	3,802	3,824
Lignetics Investment Corp.(3)(4)(9)	First lien senior secured loan	S+	5.75%		11/2027	12,210	12,191	12,179
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2029	728	720	706
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		4/2032	11,228	11,201	11,228
							59,605	42,485	4.5%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		1/2032	3,788	3,782	3,788
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	49	48	49
Ascend Buyer, LLC (dba PPC Flexible Packaging)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		9/2028	791	787	791
Fortis Solutions Group, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	874	866	857
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.30%		10/2027	26	26	24
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)(22)	First lien senior secured loan	S+	5.25%		5/2028	1,164	1,158	1,164
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	20,667	20,485	20,667
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	9,333	9,238	9,333
							36,390	36,673	3.9%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	850	845	844
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	23,832	23,719	23,474
Offen, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		7/2030	4,077	4,039	4,036
							28,603	28,354	3.0%
Education
Pluralsight, LLC(3)(4)(9)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	3,985	3,985	3,906
Pluralsight, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		7.50%	8/2029	4,573	4,439	3,739
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)	First lien senior secured loan	S+	2.50%	2.25%	10/2031	762	756	753
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.75%		10/2031	33	32	32
							9,212	8,430	0.9%
Energy equipment and services
Dresser Utility Solutions, LLC(3)(4)(8)	First lien senior secured loan	S+	5.25%		3/2029	10,129	10,056	10,129
							10,056	10,129	1.1%
Financial services
Baker Tilly Advisory Group, LP(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	10,649	10,517	10,649
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		6/2030	1,323	1,306	1,323
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	875	868	868
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	12,792	12,731	12,728
Finastra USA, Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	7.25%		9/2029	1,032	1,023	1,040

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
(24)As defined in the 1940 Act, the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the year ended December 31, 2025, were as follows:

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
____________
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
(34)BOCSO was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $500 million at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO's portfolio. As of December 31, 2025, the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
In April 2017, the Company commenced its continuous public offering, commenced operations and made its first portfolio company investment. The Company terminated its continuous public offering as of April 30, 2021.
The Board expects to contemplate a liquidity event for the Company’s shareholders three to four years after the completion of the continuous public offering. The Company considers the offering period to be complete as of the termination date of the most recent public equity offering as the Company did not conduct a public equity offering during the ensuing two-year period. A liquidity event could include: (i) a listing of shares on a national securities exchange; (ii) a merger or another transaction approved by the Board in which shareholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation to the Company and distribution of cash to its shareholders. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by the Adviser. A liquidity event involving a merger or sale of all or substantially all of the Company’s assets would require the approval of its shareholders in accordance with the Company’s charter. Certain types of liquidity events, such as one involving a listing of shares on a national securities exchange, would allow the Company to retain its investment portfolio intact. If the Company determines to list securities on a national securities exchange, the Company expects to, although is not required to, maintain its external management structure. If the Company has not consummated a liquidity event by the five-year anniversary of the completion of the offering, the Board will consider (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) liquidating the Company and distributing cash to its shareholders, and dissolving the Company in an orderly manner. The Board, as part of its ongoing duties, will review and evaluate any potential liquidity events and options as they become available and their favorability given current market conditions; however, there is no assurance that a liquidity event will be completed at any particular time or at all.

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
Consolidation
As provided under Regulation S-X and ASC Topic 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
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
The table below presents PIK interest and PIK dividend income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
PIK Interest Income	$2,490	$3,682	$5,181	$8,029
PIK Interest Income as a % of Investment Income	10.2%	7.1%	8.7%	7.7%
PIK Dividend Income	$890	$1,375	$2,363	$2,695
PIK Dividend Income as a % of Investment Income	3.6%	2.7%	4.0%	2.6%
Total PIK Income	$3,380	$5,057	$7,544	$10,724
Total PIK Income as a % of Investment Income	13.8%	9.8%	12.6%	10.3%
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
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.

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
All distributions are currently paid in cash. For dividends paid prior to March 18, 2026, the Company had a dividend reinvestment plan that provided for reinvestment of any cash distributions on behalf of shareholders who had “opted in” to the dividend reinvestment plan. With respect to distributions paid prior to March 18, 2026, the shareholders who had “opted in” to the dividend reinvestment plan had their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company used newly issued shares to implement the dividend reinvestment plan.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 3. Agreements and Related Party Transactions
As of June 30, 2026, the Company had payables to affiliates of $5.6 million, primarily comprised of $3.0 million of management fees and $2.6 million of operating expenses.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$1,078	$650	$2,185	$1,271
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
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority (as defined under the 1940 Act) of the outstanding shares of the Company’s common stock or the Adviser. In addition, without payment of any penalty, the

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.
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
The table below presents the management fees for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$2,978	$6,867	$7,643	$14,180
Management fee waivers	(4)	(9)	(12)	(9)
Management Fees, net of Management Fee Waivers	$2,974	$6,858	$7,631	$14,171
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
The table below presents the performance based incentive fees incurred and capital gains based incentive fees accrued for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$—	$4,416	$—	$8,763
Performance based incentive fees based on capital gains	—	—	—	—
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
Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies
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
The Company has made investments in controlled, affiliated companies, including Credit SLF and Blue Owl Leasing. For further description, see “Note 4 — Investments — Joint Ventures.”
The Company has made investments in non-controlled, affiliated companies, including LSI Financing LLC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. In the second quarter of 2026, the Company redeemed its interest in LSI Financing LLC for proceeds of $10.6 million and recognized a $1.05 million gain on the transaction. As of June 30, 2026, the Company’s remaining commitment on LSI Financing LLC was $2.0 million. The Company did not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$521,864	$490,304	$1,251,162	$1,221,372
Second-lien senior secured debt investments	105,014	57,555	159,446	131,054
Unsecured debt investments	20,019	20,644	37,347	38,673
Specialty finance debt investments	8,147	8,156	7,483	7,491
Preferred equity investments	19,621	14,936	67,578	67,143
Common equity investments	48,964	80,197	55,486	80,120
Specialty finance equity investments	15,558	18,866	25,571	30,360
Joint ventures	334	311	334	337
Total Investments	$739,521	$690,969	$1,604,407	$1,576,550

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the industry composition of investments based on fair value as of the following periods:

	As of June 30, 2026		As of December 31, 2025
Advertising and media	4.7%		2.8%
Aerospace and defense	1.9		1.2
Asset Based Lending and Fund Finance(1)	4.7		2.3
Automotive Services	0.5		3.0
Buildings and real estate	2.0		5.1
Business services	1.9		2.0
Chemicals	6.3		4.7
Consumer products	1.4		2.7
Containers and packaging	1.3		2.4
Distribution	1.8		1.8
Education	0.6		0.5
Energy equipment and services	0.4		0.6
Financial services	2.4		4.4
Food and beverage	6.4		6.0
Healthcare equipment and services	1.4		2.7
Healthcare providers and services	11.5		9.8
Healthcare technology	8.7		7.8
Household products	5.4		2.4
Human resource support services	2.3		2.0
Infrastructure and environmental services	0.5		1.2
Insurance	1.2		2.0	(3)
Internet software and services	9.3		10.9
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	1.5		2.5
Manufacturing	11.6		9.8
Pharmaceuticals(2)	0.2		0.8
Professional services	2.1		3.2
Specialty retail	6.2		3.7
Telecommunications	0.4		0.2
Transportation	1.4		1.5
Total	100.0%		100.0%
_______________
(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investment in LSI Financing DAC as of June 30, 2026 and investments in LSI Financing DAC and LSI Financing LLC as of December 31, 2025.
(3)Includes investment in Fifth Season.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
(5)Rounds to less than 0.1%.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	20.3%	22.3%
Northeast	19.1	18.3
South	35.8	38.4
West	20.8	15.3
International	4.0	5.7
Total	100.0%	100.0%
Joint Ventures
Blue Owl Credit SLF LLC
Credit SLF, a Delaware limited liability company, is a joint venture among the Company, Blue Owl Capital Corporation (“OBDC”), Blue Owl Credit Income Corp. (“OCIC”), Blue Owl Technology Finance Corp. (“OTF”), Blue Owl Technology Income Corp. (“OTIC”), and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). Credit SLF’s principal purpose is to make investments primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries. Credit SLF’s date of inception was May 6, 2024 and Credit SLF made its first portfolio company investment on July 23, 2024.
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
As of June 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$431,928	64.4%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	99,482	14.8%
Blue Owl Technology Finance Corp.	53,812	39,656	5.9%
Blue Owl Technology Income Corp.	16,161	16,161	2.4%
State Teachers Retirement System of Ohio	93,299	83,924	12.5%
Total	$746,395	$671,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at June 30, 2026 based on net contributed capital.
(2)    Economic ownership interest for Blue Owl Capital Corporation II is 0.04%.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	June 30, 2026	December 31, 2025
Consolidated Balance Sheet Data
Cash	$258,490	$124,718
Investments at fair value	2,624,338	2,343,367
Total Assets	2,903,962	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,069,196	1,728,363
Total Liabilities	2,296,807	1,863,454
Total Credit SLF Members’ Equity	$607,155	$614,069

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$42,053	$31,420	$83,057	$55,117
Expenses
Net operating expenses	26,186	18,482	51,216	32,139
Net investment income (loss)	$15,867	$12,938	$31,841	$22,978
Total net realized and unrealized gain (loss)	(7,626)	9,319	(59,616)	(6,785)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$8,241	$22,257	$(27,775)	$16,193
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividend income	$6	$8	$11	$13

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
As of June 30, 2026, the capital commitment, called capital and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at June 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	June 30, 2026	December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$3,344	$34,555
Investments at fair value	39,680	39,628
Total Assets	43,407	74,531
Total Debt (net of unamortized debt issuance costs)	2,512	9,754
Total Liabilities	3,486	10,076
Total Blue Owl Leasing Members’ Equity	39,921	64,455
_______________
(1)     Blue Owl Leasing’s date of inception was June 30, 2025.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,044	$2,087
Expenses
Net operating expenses	785	1,656
Net investment income (loss)	$259	$431
Total net realized and unrealized gain (loss)	132	(107)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$391	$324
The Company’s proportional shares of Blue Owl Leasing’s distributions were insignificant to disclose for the three and six months ended June 30, 2026.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Asset Sale
In February 2026, the Company sold a portion of its portfolio company investments with aggregate fair value of $538.3 million equivalent to 99.8% of par value to certain purchasers. Each investment sold represented a partial amount of the Company’s exposure to the respective portfolio company. The investments sold consisted of 92.0% first-lien investments, 4.5% second-lien investments and 3.5% unsecured investments, and included investments in 96 portfolio companies across 25 industries. 98.2% of investments sold were floating rate. The investments sold had an average investment size of $5.6 million and a weighted average spread of 5.5% and consist of partial sales representing approximately 59.0% of the Company’s exposure to each underlying portfolio company as of December 31, 2025. As a result of the sale, the Company recognized a $1.9 million gain on the sale in the first quarter of 2026. The Company used the proceeds from the sale to repay indebtedness and to make a special cash distribution to its shareholders. See “Note 8 — Net Assets” for additional details on the special cash distribution.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage was 473% and 240% as of June 30, 2026 and December 31, 2025, respectively.
Debt obligations consisted of the below as of the following periods:

	As of June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(3)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$75,000	$—	75,000	$75,000	$(1,330)	$(1,330)
SPV Asset Facility I	200,000	150,500	49,500	35,801	(1,688)	148,812
Total Debt	$275,000	$150,500	$124,500	$110,801	$(3,018)	$147,482
_______________
(1)The amount available and unused portion reflect any limitations related to each credit facility’s borrowing base.
(2)There were no outstanding borrowings on the Revolving Credit Facility as of June 30, 2026.
(3)The unused portion is the amount upon which commitment fees, if any, are based.

	As of December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(3)	Amount Available (1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$225,000	$11,598	$213,402	$213,402	$(2,314)	$9,284
SPV Asset Facility I	375,000	315,000	60,000	59,265	(3,327)	311,673
2026 Notes	350,000	350,000	—	—	(2,150)	347,850
Total Debt	$950,000	$676,598	$273,402	$272,667	$(7,791)	$668,807
_______________
(1)The amount available and unused portion reflect any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)The unused portion is the amount upon which commitment fees, if any, are based.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$12,801	$15,897	$24,109	$32,628
Amortization of debt issuance costs	3,380	1,070	6,151	2,180
Total Interest Expense	$16,181	$16,967	$30,260	$34,808
Average interest rate(1)	13.4%	8.1%	9.8%	7.9%
Average daily borrowings	$380,940	$785,925	$494,069	$824,148
_______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities for the three and six months ended June 30, 2026 and 2025.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The Revolving Credit Facility provides for (a) a term loan in a principal amount of $25.0 million (which was paid off on December 31, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $75.0 million (decreased from $225.0 million to $75.0 million on the Revolving Credit Facility Omnibus Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $10.0 million limit for swingline loans.
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
SPV Asset Facility I
On December 1, 2017 (the “SPV Asset Facility I Closing Date”), ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC, as Borrower, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian. From time to time, the parties to the SPV Asset Facility I have amended the SPV Asset Facility I and the related transaction documents to remove OR Lending II LLC as a borrower and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through June 25, 2026.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The maximum principal amount of the SPV Asset Facility I is $200.0 million (reduced from $375.0 million on June 25, 2026); the availability of this amount is subject to a borrowing base test, which is based on the amount of the Subsidiaries’ assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
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
On May 21, 2026, the Company redeemed in full all $350 million in aggregate principal amount of the 2026 Notes. The 2026 Notes would have otherwise matured on November 15, 2026. The 2026 Notes bore interest at a rate of 8.450% per year payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2024.
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of June 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$—	$—	$—	$—	$—
SPV Asset Facility I	150,500	—	—	150,500	—
Total Contractual Obligations	$150,500	$—	$—	$150,500	$—

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash	$34,247	$—	$—	$34,247
Investments:
First-lien senior secured debt investments	$—	$—	$490,304	$490,304
Second-lien senior secured debt investments	—	—	57,555	57,555
Unsecured debt investments	—	—	20,644	20,644
Specialty finance debt investments	—	—	8,156	8,156
Preferred equity investments	—	—	14,936	14,936
Common equity investments	—	—	76,791	76,791
Specialty finance equity investments	—	—	6,743	6,743
Subtotal	—	—	675,129	675,129
Investments measured at NAV(1)	—	—	—	15,840
Total Investments	$—	$—	$675,129	$690,969
_______________
(1)     Includes investments in Credit SLF, BOCSO and Blue Owl Leasing LLC, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
_______________
(1)     Includes investments in Credit SLF, BOCSO and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$577,401	$86,941	$20,162	$7,604	$63,382	$76,354	$6,586	$838,430
Purchases of investments, net	9,791	—	—	566	—	161	—	10,518
Payment-in-kind	1,479	249	484	15	801	45	—	3,073
Proceeds from investments, net	(95,001)	(23,145)	(18)	(29)	(45,424)	(812)	(44)	(164,473)
Net change in unrealized gain (loss) on investments	(3,918)	(9,001)	12	—	(4,344)	2,398	201	(14,652)
Net realized gain (loss) on investments	(64)	(7,893)	2	—	(9)	(1,355)	—	(9,319)
Net accretion/amortization of discount/premium on investments	379	41	2	—	530	—	—	952
Transfers into (out of) Level 3(1)	237	10,363	—	—	—	—	—	10,600
Fair Value, End of Period	$490,304	$57,555	$20,644	$8,156	$14,936	$76,791	$6,743	$675,129
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended, June 30, 2026, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Six Months Ended June 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$1,218,616	$119,703	$38,673	$7,491	$67,143	$77,020	$13,303	$1,541,949
Purchases of investments, net	18,068	—	—	566	—	289	130	19,053
Payment-in-kind	3,106	496	1,436	138	1,952	88	—	7,216
Proceeds from investments, net	(742,262)	(47,424)	(19,465)	(39)	(51,568)	(835)	(6,503)	(868,096)
Net change in unrealized gain (loss) on investments	(7,535)	(18,076)	(702)	—	(4,251)	6,291	(670)	(24,943)
Net realized gain (loss) on investments	(3,934)	(7,676)	690	—	1,090	(6,106)	483	(15,453)
Net accretion/amortization of discount/premium on investments	1,495	169	12	—	570	—	—	2,246
Transfers between investment types	—	—	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	2,750	10,363	—	—	—	44	—	13,157
Fair Value, End of Period	$490,304	$57,555	$20,644	$8,156	$14,936	$76,791	$6,743	$675,129
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$1,481,331	$160,441	$35,134	$5,792	$61,264	$102,015	$9,210	$1,855,187
Purchases of investments, net	69,316	6,567	—	468	165	589	560	77,665
Payment-in-kind	1,603	1,623	854	51	1,550	41	—	5,722
Proceeds from investments, net	(241,346)	(32,702)	(468)	—	—	(10,432)	(97)	(285,045)
Net change in unrealized gain (loss) on investments	(10,928)	(3,532)	865	(17)	675	(4,479)	820	(16,596)
Net realized gain (loss) on investments	1	—	14	—	—	4,057	—	4,072
Net accretion/amortization of discount/premium on investments	3,195	467	12	—	39	—	—	3,713
Transfers between investment types	—	—	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—	—	—	—
Fair Value, End of Period	$1,303,172	$132,864	$36,411	$6,294	$63,693	$91,791	$10,493	$1,644,718
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, transfers into/(out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$1,495,835	$139,322	$33,594	$5,040	$59,385	$101,868	$8,219	$1,843,263
Purchases of investments, net	87,924	—	—	1,219	1,133	589	851	91,716
Payment-in-kind	4,842	2,822	2,206	51	2,586	81	—	12,588
Proceeds from investments, net	(271,008)	(27,098)	(696)	—	(208)	(10,433)	(170)	(309,613)
Net change in unrealized gain (loss) on investments	(13,120)	15,367	1,342	(16)	714	(2,746)	1,593	3,134
Net realized gain (loss) on investments	(63)	(20,066)	(56)	—	2	2,432	—	(17,751)
Net accretion/amortization of discount/premium on investments	4,421	588	21	—	81	—	—	5,111
Transfers between investment types	—	—	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	—	—	16,270
Fair Value, End of Period	$1,303,172	$132,864	$36,411	$6,294	$63,693	$91,791	$10,493	$1,644,718
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$(4,284)	$(9,600)	$(12,539)	$(14,364)
Second-lien senior secured debt investments	(21,263)	(3,187)	(36,008)	(4,893)
Unsecured debt investments	12	866	(702)	1,342
Specialty finance debt investments	—	(17)	—	(16)
Preferred equity investments	(559)	676	(3,053)	714
Common equity investments	858	(254)	147	388
Specialty finance equity investments	201	820	(202)	1,593
Total Investments	$(25,035)	$(10,696)	$(52,357)	$(15,236)
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

	As of June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$475,853	Yield Analysis	Market Yield	7.9% - 23.8% (11.1%)	Decrease
	14,451	Recovery Analysis	Recovery Rate	0.0% - 100.0% (44.5%)	Increase
Second-lien senior secured debt investments	$55,893	Yield Analysis	Market Yield	10.5% - 47.0% (27.8%)	Decrease
	1,662	Recovery Analysis	Recovery Rate	5.0% - 5.0% (5.0%)	Increase
Unsecured debt investments	$19,375	Yield Analysis	Market Yield	5.4% - 22.5% (13.9%)	Decrease
	1,269	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$8,156	Yield Analysis	Market Yield	12.3% -12.3% (12.3%)	Decrease
Preferred equity investments	$13,168	Yield Analysis	Market Yield	12.9% - 53.5% (29.0%)	Decrease
	1,768	Market Approach	EBITDA Multiple	9.5x - 9.5x (9.5x)	Increase
Common equity investments	$70,695	Market Approach	EBITDA Multiple	4.0x - 18.5x (5.9x)	Increase
	3,266	Market Approach	Revenue Multiple	7.0x - 10.8x (10.2x)	Increase
	2,283	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	483	Market Approach	Market Adjustment Factor	30.0% - 30.0% (30.0%)	Increase
	35	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	29	Market Approach	Gross Profit Multiple	9.3x - 9.3x (9.3x)	Increase
Specialty finance equity investments	$4,524	Market Approach	Recovery Rate	120.0% - 150.0% (140.0%)	Increase
	2,060	Discounted Cash Flow Analysis	Market Yield	20.0% - 20.0% (20.0%)	Decrease
	159	Yield Analysis	Market Yield	11.8% - 11.8% (11.8%)	Decrease

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$1,155,122	Yield Analysis	Market Yield	6.3% - 20.1% (9.6)%	Decrease
	43,696	Recent Transaction	Transaction Price	99.0% - 99.7% (99.3)%	Increase
	19,798	Collateral Analysis	Recovery Rate	0.0% - 107.2% (60.1)%	Increase
Second-lien senior secured debt investments	$119,703	Yield Analysis	Market Yield	10.0% - 62.4% (22.5)%	Decrease
Unsecured debt investments	$37,466	Yield Analysis	Market Yield	5.5% - 17.6% (12.9)%	Decrease
	1,207	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
Specialty finance debt investments	$7,491	Yield Analysis	Market Yield	11.6% - 11.6% (11.6%)	Decrease
Preferred equity investments	$66,129	Yield Analysis	Market Yield	11.6% - 35.3% (16.4)%	Decrease
	1,014	Market Approach	EBITDA Multiple	128.9x - 128.9x (128.9x)	Increase
Common equity investments	$64,531	Market Approach	EBITDA Multiple	4.0x - 17.8x (5.5)x	Increase
	5,967	Recent Transaction	Transaction Price	100% - 100% (100%)	Increase
	3,612	Market Approach	Revenue Multiple	8.3x - 13.0x (12.5x)	Increase
	2,190	Yield Analysis	Market Yield	8.5% - 8.5% (8.5%)	Decrease
	675	Market Approach	Market Adjustment Factor	0.0% - 0.0% (0.0%)	Increase
	28	Market Approach	Gross Profit Multiple	9.0x - 9.0x (9.0x)	Increase
	17	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
Specialty finance equity investments	$6,444	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Decrease
	4,520	Market Approach	Transaction Price	N/A	Increase
	2,137	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
	202	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Increase
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of June 30, 2026			As of December 31, 2025
	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$(1,330)	$(1,330)	$(1,330)	$9,284	$(2,314)	$9,284
SPV Asset Facility I	148,812	(1,688)	148,812	311,673	(3,327)	311,673
2026 Notes	—	—	—	347,850	(2,150)	359,625
Total Debt	$147,482	$(3,018)	$147,482	$668,807	$(7,791)	$680,582
_______________
(1)The carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	—	359,625
Level 3	147,482	320,957
Total Debt	$147,482	$680,582
Financial Instruments Not Carried at Fair Value
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$35,306	$88,831
Delayed draw loan commitments	15,147	52,975
Debt commitments	$50,453	$141,806

Specialty finance equity commitments	$3,440	$6,124
Common equity commitments	253	545
Equity commitments	$3,693	$6,669

Total Unfunded Commitments	$54,146	$148,475
As of June 30, 2026, the Company believed they had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
In the ordinary course of business, the Company may guarantee certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. The Company evaluates the probability of a loss under these guarantee arrangements, if any, periodically. The Company historically has not recorded a related liability as it considers the probability of a loss from the guarantees to be remote.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	June 30, 2026		June 30, 2025
	Shares	Amount	Shares	Amount
Reinvestment of distributions	—	$—	1,252,394	$10,803
Repurchased shares	—	—	(6,252,963)	(53,839)
Total Shares/Net Repurchases	—	$—	(5,000,569)	$(43,036)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Six Months Ended
	June 30, 2026		June 30, 2025
	Shares	Amount	Shares	Amount
Reinvestment of distributions	699,880	$5,756	2,591,543	$22,556
Repurchased shares	—	—	(10,459,221)	(90,644)
Total Shares/Net Repurchases	699,880	$5,756	(7,867,678)	$(68,088)
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
During the three and six months ended June 30, 2025 and 2026, pursuant to the dividend reinvestment plan the Company issued shares as follows:

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
The tables below present cash distributions per share for shareholders of record during the following periods:

For the Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 4, 2025	January 27, 2026	January 28, 2026	Monthly	$0.0533	$6,127
February 18, 2026	February 24, 2026	February 25, 2026	Monthly	0.0533	6,145
February 18, 2026	March 17, 2026	March 18, 2026	Monthly	0.0533	6,163
March 5, 2026(2)	March 24, 2026	March 26, 2026	Return of capital	2.5000	289,115
April 14, 2026	April 17, 2026	April 20, 2026	Monthly	0.0350	4,048
April 14, 2026(2)	March 31, 2026	April 21, 2026	Return of capital	0.4200	48,571
May 5, 2026	May 26, 2026	May 27, 2026	Monthly	0.0300	3,469
May 5, 2026	June 30, 2026	July 1, 2026	Monthly	0.0300	3,470
			Total	$3.1749	$367,108
_______________
(1)Totals presented may not sum due to rounding.
(2)Represents in aggregate special cash return of capital distributions reflecting approximately 35% of the Company’s NAV as of December 31, 2025.

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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	53,838	8.61	6,252,963
August 18, 2025	September 25, 2025	60,324	8.45	7,138,809
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$(21,519)	$5,794	$(25,962)	$19,992
Weighted average shares of common stock outstanding—basic and diluted	115,645,897	124,932,039	115,487,020	126,445,224
Earnings per common share-basic and diluted	$(0.19)	$0.05	$(0.22)	$0.15
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
For the three and six months ended June 30, 2026, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.3 million and $0.6 million, respectively. The Company recorded no U.S. federal excise tax expense/(benefit) for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recorded U.S. federal and state corporate-level income tax expense/(benefit) of $0.3 million and $0.9 million, respectively, including U.S. federal excise tax expense/(benefit) of $(64) thousand and $(127) thousand, for the three and six months ended June 30, 2025, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026, the Company recorded a net tax expense/(benefit) of approximately $0.3 million and $0.3 million, respectively, for taxable subsidiaries. For the three and six months ended June 30, 2025, the Company recorded a net tax expense/(benefit) of approximately $0.4 million and $1.0 million, respectively, for taxable subsidiaries.
The Company recorded net deferred tax liabilities of $10.0 million and $10.6 million as of June 30, 2026 and December 31, 2025, for taxable subsidiaries, respectively, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value, at beginning of period	$8.27	$8.80
Results of operations:
Net investment income(1)	0.13	0.32
Net realized and unrealized gain (loss)(4)	(0.35)	(0.17)
Net increase (decrease) in net assets resulting from operations	(0.22)	0.15
Distributions:
Distributions from net investment income(2)	(0.13)	(0.33)
Distributions from net realized gains(2)	—	—
Return of capital distribution	(2.92)	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.13)	(0.04)
Net increase (decrease) in net assets from shareholders' distributions	(3.18)	(0.37)
Total increase (decrease) in net assets	(3.40)	(0.22)
Net asset value, at end of period(9)	$4.87	$8.58

Total Return(5)(6)	(2.8)%	1.7%

Ratios:
Ratio of net expenses to average net assets(3)(7)(8)	12.4%	11.7%
Ratio of net investment income to average net assets(7)	4.2%	7.6%
Portfolio turnover rate	2.8%	7.2%

Supplemental Data:
Weighted-average shares outstanding	115,487,020	126,445,224
Shares outstanding, end of period	115,645,897	119,859,648
Net Assets, End of Period	$563,076	$1,028,570
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
(5)Total return is calculated as the change in NAV per share (assuming dividends and distributions, if any, were reinvested in accordance with the Company’s dividend reinvestment plan prior to its termination on March 18, 2026), if any, divided by the beginning NAV per share.
(6)Total return displayed is net of all fees, including all operating expenses such as management fees, incentive fees, general and administrative expenses, organization and amortized offering expenses, and interest expenses.
(7)The ratio reflects an annualized amount, except in the case of non-recurring expenses.
(8)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ending June 30, 2026 and 2025, was 12.4% and 11.7%, respectively.
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
Distributions
On July 16, 2026, the Board declared a return of capital distribution of $0.62 per share funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distribution of $2.92 per share previously paid in 2026, the Company’s shareholders will have received return of capital distributions totaling $3.54 per share in 2026 and the Company will have returned approximately 43% of net asset value as of December 31, 2025.
On August 4, 2026, the Board approved regular monthly distributions for August 2026, through October 2026. The regular monthly cash distributions, each in the gross amount of $0.025 per share, will be payable monthly to shareholders of record as of the monthly record date.

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
Overview
Blue Owl Capital Corporation II (the “Company”, “we”, “us”, or “our”) is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Maryland corporation on October 15, 2015, we are externally managed by Blue Owl Credit Advisors LLC (the “Adviser”, “our Adviser”) which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses on primarily originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Within this space, we predominantly focus on investing in institutionally-backed, upper middle market businesses, which we categorize as those generating greater than $50 million of EBITDA annually. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, equity and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Subject to the overall supervision of our board of directors (the “Board” or “our Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.
Blue Owl consists of three investment platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) Real Assets, which focuses on three primary investment strategies: net lease, real estate credit and digital infrastructure, and (3) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of June 30, 2026, the Adviser and its affiliates had $158.12 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through June 30, 2026, our Adviser and its affiliates have originated $197.54 billion aggregate principal amount of investments, of which $193.23 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
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
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest may have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance or may take the form of “covenant-lite” loans which generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
As of June 30, 2026, our average debt investment size in each of our portfolio companies was approximately $4.5 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of June 30, 2026, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 96.0% of our total debt portfolio based on fair value, had weighted average annual revenue of $905.5 million, weighted average annual EBITDA of $197.6 million, an average interest coverage of 1.92x and an average net loan-to value of 51.6%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of June 30, 2026, 96.1% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
Our investment portfolio consists primarily of floating rate loans, and our credit facilities bear interest at floating rates. Macro trends in base interest rates like the Secured Overnight Financing Rate (“SOFR”) and any other alternative reference rates may affect our net investment income over the long term. However, because we generally originate loans to a small number of portfolio companies each quarter, and those investments vary in size, our results in any given period, including the interest rate on investments that were sold or repaid in a period compared to the interest rate of new investments made during that period, often are idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Market Trends
Broader geopolitical developments, including the conflict involving Iran, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
We believe the middle market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns.

Limited Availability of Capital for Middle Market Companies — The middle market is a large addressable market. According to GE Capital’s National Center for the Middle Market Mid-Year 2026 Middle Market Indicator, there are approximately 200,000 U.S. middle market companies, which have approximately 48 million aggregate employees. Moreover, the U.S. middle market accounts for one-third of private sector gross domestic product (“GDP”). GE defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies. We believe U.S. middle market companies will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. We believe that regulatory and structural factors, industry consolidation and general risk aversion, limit the amount of traditional financing available to U.S. middle market companies. Reportedly, many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans and high yield securities for middle market issuers as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle market loans. As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold its loans without having to syndicate them, coupled with reduced capacity of traditional lenders to serve the middle market, present an attractive opportunity to invest in middle market companies.
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
Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Furthermore, banks are generally reluctant to underwrite sub-scale middle market loans because the arrangement fees they may earn on the placement of the debt generally are not sufficient to meet the banks’ return hurdles. Loans provided by companies such as ours provide certainty to issuers in that we have a more stable capital base and have the ability to invest in illiquid assets, and we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit — We believe that periods of market volatility, including volatility experienced in recent years driven by uncertainty regarding inflation, interest rates and monetary policy, geopolitical conditions, technological change, and exogenous shocks such as those to public health, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated loan and high yield markets. Based on our experience, larger, higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. This has driven substantial growth in direct lending portfolio companies over time. Given the dynamics mentioned above, we believe this trend is poised to continue and that the large amount of uninvested capital held by funds of private equity firms broadly, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.70 trillion as of December 31, 2025, will continue to serve as a tailwind to the space.
Attractive Investment Dynamics — An imbalance between the supply of, and demand for, middle market debt capital creates attractive pricing dynamics. We believe the directly negotiated nature of middle market financings also generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender-protective change of control provisions. Additionally, we believe BDC managers’ expertise in credit selection and ability to manage through credit cycles has generally resulted in BDCs experiencing lower loss rates than U.S. commercial banks through credit cycles. Further, we believe that historical middle market default rates have been lower, and recovery rates have been higher, as compared to the larger market capitalization, broadly distributed market, leading to lower cumulative losses. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities as the economy reopens and may be able to achieve improved economic spreads and documentation terms as financing activity rebounds from modest levels.
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
During the second quarter of 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and the impact to energy prices. Stronger than previously indicated jobs growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Deescalation in the Middle East, directional but not linear throughout the quarter, drove energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East eased throughout the quarter.
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
The decline in value of our portfolio was primarily attributable to asset sales and repayment activity over the quarter. We also experienced modest markdowns on a small number of investments. Generally we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources.
In February 2026, we sold a portion of our portfolio company investments with aggregate fair value of $538.3 million and aggregate total debt commitments of $600.0 million, equivalent to 99.8% of par value to certain purchasers. See “Note 4 — Investments — Asset Sale” for details. Using the proceeds from these asset sales, on March 5, 2026, the Board declared a return of capital distribution of $2.50 per share which was paid to all of our shareholders of record as of March 24, 2026.
On April 14, 2026, we announced another return of capital distribution of $0.42 per share funded by proceeds from ordinary-course portfolio repayment activity and paid to all of our shareholders of record as of April 20, 2026. Further, on July 16, 2026, the Board declared an additional return of capital distribution of $0.62 per share which was paid to all of our shareholders of record as of July 21, 2026. Inclusive of the distribution declared on July 16, 2026 and return of capital distributions of $2.92 per share previously paid in 2026, our shareholders will have received return of capital distributions totaling $3.54 per share in 2026 and we will have returned approximately 43% of net asset value as of December 31, 2025. See “Note 12 — Subsequent Events” for details.
Following this year's asset sales, the portfolio continues to perform as designed. Portfolio composition and sector concentrations remain well diversified and the average position size remains substantially unchanged compared to last quarter, even as the number of portfolio companies has declined. Other key metrics remain largely constant compared to last quarter including borrower weighted average EBITDA and interest coverage, as well as weighted average spread and maturities. We believe this consistency reflects our disciplined portfolio construction, which has underpinned our strong net annualized total return since inception. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of future geopolitical, economic or financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged.
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
As of June 30, 2026, based on fair value, our portfolio consisted of 71.0% first lien senior secured debt investments (of which 59% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 8.3% second-lien senior secured debt investments, 3.0% unsecured investments, 1.2% specialty finance debt investments, 2.2% preferred equity investments, 11.6% common equity investments, 2.7% specialty finance equity investments and less than 1% joint venture investments.
As of June 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 10.0% and 9.4%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 10.7% and 10.7%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of June 30, 2026, the weighted average spread of floating rate debt investments was 5.9%.
As of June 30, 2026, we had investments in 154 portfolio companies with an aggregate fair value of $691.0 million. As of June 30, 2026, we had net leverage of 0.21x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$1,165	$77,919
Less: Sell downs	—	—
Total new investment commitments	$1,165	$77,919
Principal amount of new investments funded:
First-lien senior secured debt investments	$430	$50,293
Second-lien senior secured debt investments	—	6,570
Unsecured debt investments	—	—
Specialty finance debt investments	—	468
Preferred equity investments	—	170
Common equity investments	—	589
Specialty finance equity investments	405	2,060
Joint venture investments	—	—
Total principal amount of new investments funded	$835	$60,150

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$6,300	$3,702

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(88,645)	$(225,636)
Second-lien senior secured debt investments	(31,280)	(32,702)
Unsecured debt investments	(19)	(468)
Specialty finance debt investments	—	—
Preferred equity investments	(45,424)	—
Common equity investments	(799)	(10,512)
Specialty finance equity investments	(10,639)	(894)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(176,806)	$(270,212)

Number of new investment commitments in new portfolio companies(1)	—	6
Average new investment commitment amount in new portfolio companies	$—	$11,129
Weighted average term for new investment commitments (in years)	0.7	5.6
Percentage of new debt investment commitments at floating rates	100.0%	99.4%
Percentage of new debt investment commitments at fixed rates	—%	0.6%
Weighted average interest rate of new investment commitments(2)	5.9%	9.8%
Weighted Average Spread over Applicable Base Rate of New Debt Investment Commitments at Floating Rates	2.2%	5.5%
_______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.73% and 4.29% as of June 30, 2026 and 2025, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$521,864	$490,304	$1,251,162	$1,221,372
Second-lien senior secured debt investments	105,014	57,555	159,446	131,054
Unsecured debt investments	20,019	20,644	37,347	38,673
Specialty finance debt investments	8,147	8,156	7,483	7,491
Preferred equity investments	19,621	14,936	67,578	67,143
Common equity investments	48,964	80,197	55,486	80,120
Specialty finance equity investments	15,558	18,866	25,571	30,360
Joint ventures	334	311	334	337
Total Investments	$739,521	$690,969	$1,604,407	$1,576,550
_______________
(1)We consider 59% and 48% of first-lien senior secured debt investments to be unitranche loans as of June 30, 2026 and December 31, 2025, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	As of June 30, 2026		As of December 31, 2025
Advertising and media	4.7%		2.8%
Aerospace and defense	1.9		1.2
Asset Based Lending and Fund Finance(1)	4.7		2.3
Automotive Services	0.5		3.0
Buildings and real estate	2.0		5.1
Business services	1.9		2.0
Chemicals	6.3		4.7
Consumer products	1.4		2.7
Containers and packaging	1.3		2.4
Distribution	1.8		1.8
Education	0.6		0.5
Energy equipment and services	0.4		0.6
Financial services	2.4		4.4
Food and beverage	6.4		6.0
Healthcare equipment and services	1.4		2.7
Healthcare providers and services	11.5		9.8
Healthcare technology	8.7		7.8
Household products	5.4		2.4
Human resource support services	2.3		2.0
Infrastructure and environmental services	0.5		1.2
Insurance	1.2		2.0	(3)
Internet software and services	9.3		10.9
Joint ventures(4)	0.0	(5)	0.0	(5)
Leisure and entertainment	1.5		2.5
Manufacturing	11.6		9.8
Pharmaceuticals(2)	0.2		0.8
Professional services	2.1		3.2
Specialty retail	6.2		3.7
Telecommunications	0.4		0.2
Transportation	1.4		1.5
Total	100.0%		100.0%
_______________

(1)Includes investments in Amergin AssetCo and BOCSO.
(2)Includes investments in LSI Financing DAC and LSI Financing LLC.
(3)Includes investments in Fifth Season.
(4)Includes investments in Credit SLF and Blue Owl Leasing.
(5)Rounds to less than 0.1%.
The table below describes investments by geographic composition based on fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
United States:
Midwest	20.3%	22.3%
Northeast	19.1	18.3
South	35.8	38.4
West	20.8	15.3
International	4.0	5.7
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of June 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	10.0%	9.9%
Weighted average total yield of accruing debt and income producing securities(1)	10.7%	10.3%
Weighted average interest rate of accruing debt securities	9.8%	9.7%
Weighted average spread over base rate of floating rate debt investments	5.9%	5.8%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of June 30, 2026, 2.2% of our portfolio at fair value is on non-accrual. Our average annual gain (loss) ratio is (0.44)%.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of June 30, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio(1)
($ in thousands)
1	$91,028	13.2%	$182,103	11.6%
2	457,054	66.1	1,177,657	74.7
3	124,127	18.0	190,376	12.1
4	4,194	0.6	9,000	0.6
5	14,566	2.1	17,414	1.1
Total	$690,969	100.0%	$1,576,550	100.0%
________________
(1)     Totals presented may not sum due to rounding.

The table below shows the amortized cost of our performing and non-accrual investments as of the following periods:

	As of June 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$672,899	91.0%	$675,549	97.8%	$1,554,266	96.9%	$1,553,996	98.6%
Non-accrual	66,622	9.0	15,420	2.2	50,141	3.1	22,554	1.4
Total	$739,521	100.0%	$690,969	100.0%	$1,604,407	100.0%	$1,576,550	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of June 30, 2026, the fair market value of our investment in Amergin Asset Management LLC was $2.1 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2026, the fair market value of our investment in Amergin AssetCo was $12.7 million, of which $4.5 million is equity and $8.2 million is debt, and we had an unfunded equity commitment of $1.5 million.
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
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of June 30, 2026, the fair value of our investment in LSI Financing DAC was $0.2 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. In the second quarter of 2026, we redeemed our interest in LSI Financing LLC for proceeds of $10.6 million and recognized a $1.05 million gain on the transaction. As of June 30, 2026, the Company’s remaining commitment on LSI Financing LLC was $2.0 million.
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO”), which was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO. As of June 30, 2026, our investment at fair value in BOCSO was $12.1 million and our total commitment was $12.2 million. As of June 30, 2026, the portfolio consists of five investments totaling $1.25 billion and $1.24 billion at cost and fair value, respectively, ranging in costs from $24.9 million to $454.4 million and with a fair value ranging from $24.9 million to $450.6 million. The largest investment is 36.3% of the total cost of BOCSO’s portfolio. As of June 30, 2026, the portfolio asset class composition was 71.7% ABF — Specialty finance, 26.3% ABF — Leasing, and 2.0% ABF — Commercial Real Estate.
We do not consolidate our equity interests in our specialty financing portfolio companies.

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
As of June 30, 2026, our investment at fair value in Blue Owl Leasing was $91 thousand. As of June 30, 2026, Blue Owl Leasing had a $39.7 million investment.
Refer to Exhibit 99.2 for the Blue Owl Leasing’s Supplemental Financial Information.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total Investment Income	$24,525	$51,804	$(27,279)	$59,774	$104,533	$(44,759)
Less: Total Operating Expenses	22,470	30,656	(8,186)	43,904	62,361	(18,457)
Net Investment Income (Loss) Before Taxes	2,055	21,148	(19,093)	15,870	42,172	(26,302)
Less: Income tax expense (benefit), including excise tax expense (benefit)	343	327	16	637	857	(220)
Net Investment Income (Loss) After Taxes	1,712	20,821	(19,109)	15,233	41,315	(26,082)
Net change in unrealized gain (loss)	(15,169)	(18,819)	3,650	(19,863)	(2,632)	(17,231)
Net realized gain (loss)	(8,062)	3,792	(11,854)	(21,332)	(18,691)	(2,641)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(21,519)	$5,794	$(27,313)	$(25,962)	$19,992	$(45,954)
Net increase (decrease) in net assets resulting from operations can vary from period-to-period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the six months ended June 30, 2026, our net asset value per share decreased, primarily driven by distributions paid to our shareholders of $367.1 million, which included return of capital distribution reflecting approximately 35% of the Company’s NAV as of December 31, 2025. Reduction in NAV further reflected decreases in the fair value of certain debt investments.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income from investments	$15,756	$43,778	$(28,022)	$43,793	$87,157	$(43,364)
PIK interest income	2,490	3,682	(1,192)	5,181	8,029	(2,848)
Dividend income	3,215	3,772	(557)	7,435	8,220	(785)
Other income	3,064	572	2,492	3,365	1,127	2,238
Total Investment Income	$24,525	$51,804	$(27,279)	$59,774	$104,533	$(44,759)

We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Investment income decreased by $27.3 million for the three months ended June 30, 2026, as compared to the same period in the prior year, primarily due to decreases in interest income and PIK interest income, partially offset by higher other income. The decreases in interest income of $28.0 million and in PIK interest income of $1.2 million, were driven by a strategic reduction in our debt portfolio at par from $1.6 billion as of December 31, 2025, to $0.7 billion as of June 30, 2026, as a part of our strategy to prioritize return of capital distributions of 5% or more to shareholders each quarter. Additionally, contributing to a lesser degree to the decline in our investment income was the reduction in the weighted average yield of our portfolio from 10.5% to 10.0% period-over-period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and which decreased period-over-period, from $3.4 million to $0.6 million due to a decrease in repayment activity. Other income increased period-over-period, by $2.5 million, primarily due to earned fees on an equity investment redemption. Other income also includes fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income remained relatively flat period-over-period.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Investment income decreased by $44.8 million for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to a decrease in interest income and PIK interest income, partially offset by an increase in other income.
Interest income and PIK interest income declined by $43.4 million and $2.8 million, respectively, due to a reduction in our debt portfolio at par from $1.7 billion as of June 30, 2025, to $0.7 billion as of June 30, 2026, largely due to sales of our portfolio investments due to the strategic return of capital distributions we announced in 2026, and to a lesser degree due to a decline in weighted average yields from 10.5% to 10.0% year-over-year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature which decreased period-over-period from $4.2 million to $1.3 million primarily due to a decrease in repayment activity. Other income increased period-over-period, by $2.2 million, primarily due to earned fees on an equity investment redemption. Other income also includes fees that are generally available to us as a result of closing investments and generally paid at the time of closing. Dividend income remained relatively flat period-over-period.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest expense	$16,181	$16,967	$(786)	$30,260	$34,808	$(4,548)
Management fee, net	2,974	6,858	(3,884)	7,631	14,171	(6,540)
Performance based incentive fees	—	4,416	(4,416)	—	8,763	(8,763)
Professional fees	1,607	1,156	451	2,659	2,218	441
Directors’ fees	198	198	—	395	395	—
Other general and administrative	1,510	1,061	449	2,959	2,006	953
Total Operating Expenses	$22,470	$30,656	$(8,186)	$43,904	$62,361	$(18,457)
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Total operating expenses decreased by $8.2 million for the three months ended June 30, 2026, as compared to the same period in the prior year, primarily due to decreases in management fees and incentive fees. The decrease in incentive fees of $4.4 million was due to a decrease in investment income, primarily as a result of lower interest income earned period-over-period, as noted above. The decrease in management fees of $3.9 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Total operating expenses decreased by $18.5 million for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to decreases in incentive fees, management fees and interest expense. The decrease of $8.8 million in incentive fees was due to a decrease in investment income, primarily as a result of lower interest income earned period-over-period, as noted above. The decrease in management fees of $6.5 million was due to a decrease in average gross assets driven by sales and repayments of portfolio investments. The decrease in interest expense of $4.5 million was driven by a decrease in our daily weighted average borrowings from $824.1 million to $494.1 million, partially offset by an increase in our weighted average interest rate from 7.9% to 9.8% (including the impact of fees on undrawn portions of our credit facilities) period-over-period.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(15,223)	$(20,437)	$5,214	$(19,039)	$(4,833)	$(14,206)
Translation of assets and liabilities in foreign currencies	75	1,538	(1,463)	(847)	2,286	(3,133)
Income tax (provision) benefit	(21)	80	(101)	23	(85)	108
Net Change in Unrealized Gain (Loss)	$(15,169)	$(18,819)	$3,650	$(19,863)	$(2,632)	$(17,231)
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments as further detailed below, partially offset by reversals of previous unrealized losses related to exits of investments. For the three months ended June 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments and a reversal of prior period unrealized gains that were realized during the period in connection with the exits of certain investments as further detailed below.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2026	Portfolio Company	For the Three Months Ended June 30, 2025
($ in thousands)		($ in thousands)
Loparex Midco B.V.	$(19,780)	National Dentex Labs LLC (fka Barracuda Dental LLC)	$(6,314)
Metis HoldCo, Inc. (dba Mavis Tire Express Services)	(3,019)	PCF Holdco, LLC (dba PCF Insurance Services)	(5,989)
Cornerstone OnDemand, Inc.	(2,775)	Conair Holdings LLC	(4,676)
Pluralsight, LLC	(1,707)	Notorious Topco, LLC (dba Beauty Industry Group)	(3,625)
LSI Financing LLC(1)	(853)	EOS Finco S.A.R.L	(1,491)
Premier Imaging, LLC (dba LucidHealth)	(750)	Inovalon Holdings, Inc.	(844)
Peraton Corp.	(660)	Peraton Corp.	(723)
PetVet Care Centers, LLC	(629)	LineStar Integrity Services LLC	575
Walker Edison Furniture Company LLC(1)	903	Valence Surface Technologies LLC	768
Conair Holdings LLC	13,449	Cornerstone OnDemand, Inc.	1,801
Remaining portfolio companies	598	Remaining portfolio companies	81
Total	$(15,223)	Total	$(20,437)
_______________
(1)Portfolio company is a non-controlled, affiliated investment.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
For the six months ended June 30, 2026, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments. For the six months ended June 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments, partially offset by reversal of a prior period unrealized losses that were realized during the period in connection with the exits of certain investments.

The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Six Months Ended June 30, 2026	Portfolio Company	For the Six Months Ended June 30, 2025
($ in thousands)		($ in thousands)
Loparex Midco B.V.	$(28,614)	National Dentex Labs LLC (fka Barracuda Dental LLC)	$(7,859)
Cornerstone OnDemand, Inc.	(8,783)	Conair Holdings LLC	(5,781)
Pluralsight, LLC	(3,883)	PCF Holdco, LLC (dba PCF Insurance Services)	(5,619)
Peraton Corp.	(1,654)	Notorious Topco, LLC (dba Beauty Industry Group)	(5,360)
Inovalon Holdings, Inc.	(1,217)	EOS U.S. Finco LLC	(3,534)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(864)	Walker Edison Furniture Company LLC(1)	(1,743)
LSI Financing LLC(1)	(792)	Cornerstone OnDemand, Inc.	1,643
EOS Finco S.A.R.L	5,735	Valence Surface Technologies LLC	2,331
Walker Edison Furniture Company LLC(1)	11,955	CIBT Global, Inc.	4,774
Conair Holdings LLC	18,015	H-Food Holdings, LLC	17,223
Remaining portfolio companies	(8,937)	Remaining portfolio companies	(908)
Total	$(19,039)	Total	$(4,833)
_______________
(1)Portfolio company is a non-controlled, affiliated investment.
Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$(8,443)	$3,755	$(12,198)	$(21,823)	$(18,670)	$(3,153)
Net realized gain (loss) on foreign currency transactions	381	37	344	491	(21)	512
Net Realized Gain (Loss)	$(8,062)	$3,792	$(11,854)	$(21,332)	$(18,691)	$(2,641)
Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
For the three and six months ended June 30, 2026, we recognized net realized losses on investments of $8.4 million and $21.8 million, respectively, as compared to gain of $3.8 million and loss of $18.7 million, respectively, in the prior year period, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. The losses in the current year period were partially offset by a gain of $1.9 million from the asset sale described in “Note 4 - Investments” to our consolidated financial statements included in this Quarterly Report.

The tables below present the largest contributors to the change in net realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended June 30, 2026
($ in thousands)
Conair Holdings LLC	$(8,947)
Walker Edison Furniture Company LLC(1)	(1,014)
VCI Asset Holdings LLC	705
LSI Financing LLC(1)	1,045
Remaining portfolio companies	(232)
Total	$(8,443)
_______________ (1)Portfolio company is a non-controlled, affiliated investment.
Portfolio Company	For the Three Months Ended June 30, 2025
($ in thousands)
PCF Holdco, LLC (dba PCF Insurance Services)	$4,057
GoHealth, Inc.	(302)
Total	$3,755

Portfolio Company	For the Six Months Ended June 30, 2026
($ in thousands)
Walker Edison Furniture Company LLC(1)	$(12,122)
Conair Holdings LLC	(8,947)
EOS Finco S.A.R.L	(5,874)
Dodge Construction Network Holdings, L.P.	(377)
VCI Asset Holdings LLC	705
LSI Financing LLC(1)	1,045
MINDBODY, Inc.	1,099
Remaining portfolio companies	2,648
Total	$(21,823)
_______________
(1)Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Six Months Ended June 30, 2025
($ in thousands)
H-Food Holdings, LLC	$(16,984)
CIBT Global, Inc.	(4,785)
GoHealth, Inc.	(974)
PCF Holdco, LLC (dba PCF Insurance Services)	4,057
Remaining portfolio companies	16
Total	$(18,670)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through June 30, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.2% (based on total capital invested of $3.9 billion and total proceeds from these exited investments of $4.8 billion).
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
As of June 30, 2026 and December 31, 2025, our asset coverage ratios were 473% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of June 30, 2026, taken together with our available debt of $110.8 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.
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
As of June 30, 2026, we had $34.2 million in cash, including foreign cash. During the six months ended June 30, 2026, cash provided by operating activities was $860.3 million, primarily as a result of repayments and selldowns of portfolio investments of $879.1 million and other operating activities of $6.1 million, partially offset by funding portfolio investments of $24.9 million. Lastly, we used $885.4 million of cash for financing activities during the period, as a result of $337.7 million of return of capital distributions in addition to net repayments on our credit facilities of $526.1 million, dividends of $20.2 million paid to our shareholders, and deferred financing costs paid of $1.4 million.
As of June 30, 2025, we had $58.6 million in cash, including foreign cash. During the six months ended June 30, 2025, cash provided by operating activities was $261.7 million, primarily as a result of selldowns and repayments of portfolio investments of $328.0 million and other operating activities of $28.3 million, partially offset by funding portfolio investments of $94.6 million. Lastly, we used $254.0 million of cash for financing activities during the period, as a result of distributions paid of $26.9 million, repurchased shares of $92.0 million, and deferred financing costs paid of $0.2 million, and net repayments on our credit facilities of $135.0 million.
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
The table below summarizes transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended
	June 30, 2026		June 30, 2025
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	—	$—	1,252,394	$10,803
Repurchased shares	—	—	(6,252,963)	(53,839)
Total shares/net proceeds	—	$—	(5,000,569)	$(43,036)
The table below summarizes transactions with respect to shares of our common stock during the following periods.

	For the Six Months Ended
	June 30, 2026		June 30, 2025
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	699,880	$5,756	2,591,543	$22,556
Repurchased shares	—	—	(10,459,221)	(90,644)
Total Shares/Net Repurchases	699,880	$5,756	(7,867,678)	$(68,088)
During the three and six months ended June 30, 2026 and 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	8.80
February 26, 2025	February 25, 2025	407,046	8.78
March 26, 2025	March 25, 2025	394,211	8.75
April 30, 2025	April 29, 2025	400,981	8.63
May 13, 2025	March 31, 2025	65,631	8.72
May 28, 2025	May 27, 2025	402,219	8.62
June 25, 2025	June 24, 2025	383,563	8.61
January 28, 2026	January 27, 2026	347,777	8.26
February 25, 2026	February 24, 2026	352,103	8.19
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
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share that were declared for the following period:

For the Six Months Ended June 30, 2026
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 4, 2025	January 27, 2026	January 28, 2026	Monthly	$0.0533	$6,127
February 18, 2026	February 24, 2026	February 25, 2026	Monthly	0.0533	6,145
February 18, 2026	March 17, 2026	March 18, 2026	Monthly	0.0533	6,163
March 5, 2026(2)	March 24, 2026	March 26, 2026	Return of capital	2.5000	289,115
April 14, 2026	April 17, 2026	April 20, 2026	Monthly	0.0350	4,048
April 14, 2026(2)	March 31, 2026	April 21, 2026	Return of capital	0.4200	48,571
May 5, 2026	May 26, 2026	May 27, 2026	Monthly	0.0300	3,469
May 5, 2026	June 30, 2026	July 1, 2026	Monthly	0.0300	3,470
			Total	$3.1749	$367,108
_______________
(1)Totals presented may not sum due to rounding.
(2)Represents in aggregate special cash return of capital distributions reflecting approximately 35% of the Company’s NAV as of December 31, 2025. See “Note 12 — Subsequent Events” for details related to an additional return of capital distribution of $0.62 per share declared on July 16, 2026.
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
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to June 30, 2026 was 74.6% (without upfront sales load) and 65.9% (with maximum upfront sales load). The following table presents cumulative total returns for the six months ended June 30, 2026, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	(2.8)%	(2.4)%	4.0%	5.6%	8.1%	74.6%	65.9%
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
Debt
As of June 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as a special purpose vehicle asset credit facility and in the future, we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.

Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	As of June 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(3)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	1/12/2029	$75,000	$—	$75,000	$75,000	$(1,330)	$(1,330)
SPV Asset Facility I	11/30/2030	200,000	150,500	49,500	35,801	(1,688)	148,812
2026 Notes	11/15/2026	—	—	—	—	—	—
Total Debt		$275,000	$150,500	$124,500	$110,801	$(3,018)	$147,482
_______________
(1)The amount available and unused portion reflect any limitations related to each credit facility’s borrowing base.
(2)There were no outstanding borrowings on the Revolving Credit Facility as of June 30, 2026.
(3)The unused portion is the amount upon which commitment fees, if any, are based.

	As of December 31, 2025
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(3)	Amount Available (1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	1/12/2029	$225,000	$11,598	$213,402	$213,402	$(2,314)	$9,284
SPV Asset Facility I	11/30/2030	375,000	315,000	60,000	59,265	(3,327)	311,673
2026 Notes	11/15/2026	350,000	350,000	—	—	(2,150)	347,850
Total Debt		$950,000	$676,598	$273,402	$272,667	$(7,791)	$668,807
_______________
(1)The amount available and unused portion reflect any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)The unused portion is the amount upon which commitment fees, if any, are based.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$12,801	$15,897	$24,109	$32,628
Amortization of debt issuance costs	3,380	1,070	6,151	2,180
Total Interest Expense	$16,181	$16,967	$30,260	$34,808
Average interest rate(1)	13.4%	8.1%	9.8%	7.9%
Average daily borrowings	$380,940	$785,925	$494,069	$824,148
_______________
(1)Includes the impact of fees on undrawn portions on our credit facilities.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
June 30, 2026 (unaudited)	$—	$4,733	$—	N/A
December 31, 2025	11.6	2,395	—	N/A
December 31, 2024	50.4	2,306	—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	—	2,687	—	N/A
December 31, 2018	—	2,397	—	N/A
December 31, 2017	—	4,969	—	N/A
SPV Asset Facility I
June 30, 2026 (unaudited)	$150.5	$4,733	$—	N/A
December 31, 2025	315.0	2,395	—	N/A
December 31, 2024	195.0	2,306	—	N/A
December 31, 2023	60.0	2,390	—	N/A
December 31, 2022	374.2	2,288	—	N/A
December 31, 2021	412.2	2,213	—	N/A
December 31, 2020	365.1	2,416	—	N/A
December 31, 2019	265.7	2,687	—	N/A
December 31, 2018	302.5	2,397	—	N/A
December 31, 2017	20.0	4,969	—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	176.0	2,288	—	N/A
December 31, 2021	255.0	2,213	—	N/A
December 31, 2020	191.0	2,416	—	N/A
CLO XIII(8)
December 31, 2025	$—	$2,395	$—	N/A
December 31, 2024	260.0	2,306	—	N/A
December 31, 2023	260.0	2,390	—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	450.0	2,288	—	N/A
December 31, 2021	450.0	2,213	—	N/A
December 31, 2020	350.0	2,416	—	N/A
December 31, 2019	300.0	2,687	—	N/A
2026 Notes(9)
December 31, 2025	350.0	2,395	—	N/A
December 31, 2024	350.0	2,306	—	N/A
December 31, 2023	350.0	2,390	—	N/A
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
(9)2026 Notes were repaid in May 2026.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Revolving loan commitments	$35,306	$88,831
Delayed draw loan commitments	15,147	52,975
Debt commitments	$50,453	$141,806

Specialty finance equity commitments	$3,440	$6,124
Common equity commitments	253	545
Equity commitments	$3,693	$6,669

Total Unfunded Commitments	$54,146	$148,475
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
In the ordinary course of business, we may guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
With respect to distributions, the Company has adopted an “opt-in” dividend reinvestment plan for common shareholders. However, on February 17, 2026 the Board determined to terminate the distribution reinvestment plan and as a result, commencing with distributions payable on or after March 18, 2026, all distributions will be paid in cash. With respect to distributions paid prior to March 18, 2026, each shareholder that had not “opted-in” to the dividend reinvestment plan had their dividends or distributions automatically received in cash rather than reinvested in additional shares of our common stock. Shareholders who received distributions in the form of shares of common stock were subject to the same U.S. federal, state and local tax consequences as if they had received cash distributions.

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
Recent Developments
Distributions
On July 16, 2026, our Board declared a return of capital distribution of $0.62 per share funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distribution of $2.92 per share previously paid in 2026, our shareholders will have received return of capital distributions totaling $3.54 per share in 2026. Inclusive of this distribution and previously paid return of capital distributions, we will have returned approximately 43% of net asset value as of December 31, 2025.
On August 4, 2026, our Board approved regular monthly distributions for August 2026, through October 2026. The regular monthly cash distributions, each in the gross amount of $0.025 per share, will be payable monthly to shareholders of record as of the monthly record date.
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
As of June 30, 2026, 96.1% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and the SPV Asset Facility bear interest at variable rates with interest rate floors of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$17,133	$4,515	$12,618
Up 200 basis points	11,422	3,010	8,412
Up 100 basis points	5,711	1,505	4,206
Down 100 basis points	(5,709)	(1,505)	(4,204)
Down 200 basis points	(11,411)	(3,010)	(8,401)
Down 300 basis points	(16,491)	(4,515)	(11,976)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us or the Adviser. Given the inherent unpredictability of these types of legal and regulatory proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on our or the Adviser’s financial condition or results of operations in any particular period.
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
For the quarter ended June 30, 2026, we did not sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023 (incorporated by reference Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended June 30, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC as of and for the three months ended June 30, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: August 7, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: August 7, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Financial Officer