Form 10-Q
period 2026-09-30
Blue Owl Capital Corp II
filed 2026-11-06
CIK 1655887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

As of October 30, 2026, the registrant had 115,645,897 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of and rapid technological advances in artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Blue Owl Capital Corporation II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $648,961 and $1,559,834, respectively)	$570,961	$1,538,232
Non-controlled, affiliated investments (amortized cost of $21,046 and $44,239, respectively)	25,919	37,981
Controlled, affiliated investments (amortized cost of $334 and $334, respectively)	314	337
Total investments at fair value (amortized cost of $670,341 and $1,604,407, respectively)	597,194	1,576,550
Cash	20,697	55,380
Foreign cash (cost of $547 and $3,923, respectively)	544	3,982
Interest and dividend receivable	3,913	11,866
Prepaid expenses and other assets	11,804	1,057
Total Assets	$634,152	$1,648,835
Liabilities
Debt (net of deferred unamortized debt issuance costs of $2,795 and $7,791, respectively)	$125,705	$668,807
Payables to affiliates	4,443	12,183
Accrued expenses and other liabilities	12,803	17,455
Total Liabilities	142,951	698,445
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 450,000,000 shares authorized; 115,645,897 and 114,946,017 shares issued and outstanding, respectively	1,156	1,149
Additional paid-in-capital	617,723	1,021,360
Accumulated undistributed (overdistributed) earnings	(127,678)	(72,119)
Total Net Assets	491,201	950,390
Total Liabilities and Net Assets	$634,152	$1,648,835
Net Asset Value Per Share	$4.25	$8.27

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$12,465	$38,475	$55,462	$124,838
Payment-in-kind ("PIK") interest income	2,189	2,764	7,370	10,793
Dividend income	1,501	3,654	8,303	11,322
Other income	114	585	3,473	1,706
Total investment income from non-controlled, non-affiliated investments	16,269	45,478	74,608	148,659
Investment income from non-controlled, affiliated investments:
Interest income	412	417	1,208	1,211
Dividend income	137	277	759	816
Other income	4	3	10	9
Total investment income from non-controlled, affiliated investments	553	697	1,977	2,036
Investment income from controlled, affiliated investments:
Dividend income	7	7	18	20
Total investment income from controlled, affiliated investments	7	7	18	20
Total Investment Income	16,829	46,182	76,603	150,715
Operating Expenses
Interest expense	2,970	15,975	33,230	50,783
Management fees, net(1)	2,441	6,492	10,072	20,663
Performance based incentive fees	—	3,688	—	12,451
Professional fees	1,331	1,160	3,990	3,378
Directors' fees	195	195	590	590
Other general and administrative	1,556	962	4,515	2,968
Total Operating Expenses	8,493	28,472	52,397	90,833
Net Investment Income (Loss) Before Taxes	8,336	17,710	24,206	59,882
Income tax expense (benefit), including excise tax expense (benefit)	(1,656)	316	(1,019)	1,173
Net Investment Income (Loss) After Taxes	$9,992	$17,394	$25,225	$58,709
Net Realized and Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss):
Non-controlled, non-affiliated investments	$(24,481)	$(15,086)	$(54,723)	$(18,862)
Non-controlled, affiliated investments	(97)	(371)	11,132	(1,423)
Controlled, affiliated investments	3	24	(23)	21
Income tax (provision) benefit	6,723	(57)	6,746	(142)
Translation of assets and liabilities in foreign currencies	(8)	(674)	(855)	1,610
Total Net Change in Unrealized Gain (Loss)	(17,860)	(16,164)	(37,723)	(18,796)
Net realized gain (loss):
Non-controlled, non-affiliated investments	$25,335	$(444)	$14,589	$(19,114)
Non-controlled, affiliated investments	—	—	(11,077)	—
Foreign currency transactions	3	435	494	414
Realized income tax (expense) / benefit	(8,394)	—	(8,394)	—
Total Net Realized Gain (Loss)	16,944	(9)	(4,388)	(18,700)
Total Net Realized and Change in Unrealized Gain (Loss)	(916)	(16,173)	(42,111)	(37,496)
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,076	$1,221	$(16,886)	$21,213
Earnings Per Share - Basic and Diluted	$0.08	$0.01	$(0.15)	$0.17
Weighted Average Shares Outstanding - Basic and Diluted	115,645,897	119,752,779	115,540,561	124,189,895
_____________
(1)Refer to “Note 3 — Agreements and Related Party Transactions” for additional details on management fee waiver.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$9,992	$17,394	$25,225	$58,709
Net change in unrealized gain (loss)	(17,860)	(16,164)	(37,723)	(18,796)
Net realized gain (loss)	16,944	(9)	(4,388)	(18,700)
Net Increase (Decrease) in Net Assets Resulting from Operations	9,076	1,221	(16,886)	21,213
Distributions(1)
Distributions declared from earnings	(9,251)	(21,645)	(38,673)	(68,528)
Return of capital	(71,700)	—	(409,386)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(80,951)	(21,645)	(448,059)	(68,528)
Capital Share Transactions
Reinvestment of shareholders' distributions	—	9,817	5,756	32,373
Repurchased shares	—	(60,323)	—	(150,967)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	—	(50,506)	5,756	(118,594)
Total Increase (Decrease) in Net Assets	(71,875)	(70,930)	(459,189)	(165,909)
Net Assets, at beginning of period	563,076	1,028,570	950,390	1,123,549
Net Assets, at End of Period	$491,201	$957,640	$491,201	$957,640
_______________
(1)For the three and nine months ended September 30, 2026 distributions declared were derived from return of capital and net investment income. For the three and nine months ended September 30, 2025, distributions declared from earnings were derived from net investment income and return of capital.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(16,886)	$21,213
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(30,321)	(202,869)
Proceeds from investments and investment repayments	951,421	381,904
Collections of PIK interest and dividends	30,714	26,066
Net change in unrealized (gain) loss on investments	43,614	20,264
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	855	(1,609)
Net realized (gain) loss on investments	(3,512)	19,114
Net realized (gain) loss on foreign currency transactions relating to investments	(1,611)	(279)
Net realized (gain) loss on debt	926	—
Paid-in-kind interest and dividends	(9,815)	(16,221)
Net accretion/amortization of discount/premium on investments	(2,810)	(6,951)
Amortization of debt issuance costs	6,398	3,125
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	7,953	5,142
(Increase) decrease in prepaid expenses and other assets	(10,754)	435
Increase (decrease) in payable for investments purchased	—	1,014
Increase (decrease) in payable to affiliates	(7,740)	(2,246)
Increase (decrease) in accrued expenses and other liabilities	(4,652)	6,606
Net cash provided by (used in) operating activities	953,780	254,708
Cash Flows from Financing Activities
Borrowings on debt	57,000	170,002
Repayments of debt	(605,134)	(235,000)
Debt issuance costs	(1,402)	(1,232)
Repurchased shares	—	(151,683)
Distributions paid to shareholders	(32,917)	(38,710)
Return of capital distribution	(409,386)	—
Net cash provided by (used in) financing activities	(991,839)	(256,623)
Net increase (decrease) in cash	(38,059)	(1,915)
Effect of exchange rate changes on foreign cash	(62)	88
Cash, including foreign cash, beginning of period	59,362	50,891
Cash, including foreign cash, end of period	$21,241	$49,064

Supplemental and Non-Cash Information
Interest paid during the period	$30,985	$40,463
Distributions declared during the period	38,673	68,528
Reinvestment of distributions during the period	5,756	32,373
Taxes, including excise tax, paid (refunded) during the period	471	1,423

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments(7)
Advertising and media
Monotype Imaging Holdings Inc.(3)(4)(8)	First lien senior secured loan	S+	5.25%		2/2031	$7,105	—	$7,067	$7,087
								7,067	7,087	1.4%
Aerospace and defense
Peraton Corp.(3)(9)	Second lien senior secured loan	S+	7.75%		2/2029	14,494	—	14,411	10,823
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)	First lien senior secured loan	S+	5.00%		10/2031	3,142	—	3,127	3,095
STS PARENT, LLC (dba STS Aviation Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2030	297	—	295	292
								17,833	14,210	2.9%
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	7/2030	3,341	—	3,339	3,341
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(6)(31)	Specialty finance debt investment	N/A		12.00%	11/2030	5,185	—	5,179	5,185
Hg Genesis 8 Sumoco Limited(3)(4)(19)(31)	Unsecured facility	SA+	6.00%		9/2027	£124	—	167	165
Hg Genesis 9 SumoCo Limited(3)(4)(14)(31)	Unsecured facility	E+		6.25%	3/2029	€350	—	379	397
Hg Saturn Luchaco Limited(3)(4)(19)(31)	Unsecured facility	SA+		8.25%	3/2027	£4,295	—	5,528	5,706
								14,592	14,794	3.0%
Buildings and real estate
Associations Finance, Inc.(3)(4)(6)	Unsecured notes	N/A		14.25%	5/2030	13,056	—	13,018	13,056
Wrench Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		9/2032	1,317	—	1,305	1,310
								14,323	14,366	2.9%
Business services
DuraServ LLC(3)(4)(8)	First lien senior secured loan	S+	4.75%		6/2031	4,606	—	4,588	4,549
DuraServ LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	4.75%		6/2030	246	—	244	238
Gainsight, Inc.(3)(4)(10)	First lien senior secured loan	S+	5.50%		7/2027	2,728	—	2,720	2,715
Hercules Borrower, LLC (dba The Vincit Group)(3)(4)(9)	First lien senior secured loan	S+	4.75%		12/2028	2,958	—	2,951	2,958
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(6)(33)	Unsecured notes	N/A		0.48%	12/2029	836	—	836	1,268
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured loan	S+	5.50%		10/2028	951	—	943	855
KPSKY Acquisition, Inc. (dba BluSky)(3)(4)(9)	First lien senior secured delayed draw term loan	S+	5.75%		10/2028	1	—	1	1
								12,283	12,584	2.6%
Chemicals
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)(3)(4)(9)	First lien senior secured loan	S+	1.00%	8.00%	11/2030	23,625	—	22,508	22,503
DCG ACQUISITION CORP. (dba DuBois Chemical)(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2031	2,866	—	2,846	2,824

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Gaylord Chemical Company, L.L.C.(3)(4)(9)(22)	First lien senior secured loan	S+	5.75%		12/2027	11,254	—	11,248	11,254
Rocket BidCo, Inc. (dba Recochem)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2030	9,140	—	9,015	9,117
								45,617	45,698	9.3%
Consumer products
Feradyne Outdoors, LLC(3)(4)(9)(28)	First lien senior secured loan	S+		6.75%	5/2028	757	—	677	257
SWK BUYER, Inc. (dba Stonewall Kitchen)(3)(4)(10)(22)	First lien senior secured loan	S+	5.25%		3/2029	301	—	298	256
WU Holdco, Inc. (dba PurposeBuilt Brands)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2032	8,945	—	8,927	8,901
								9,902	9,414	1.9%
Containers and packaging
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2032	822	—	822	819
Arctic Holdco, LLC (dba Novvia Group)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		1/2031	10	—	9	9
Fortis Solutions Group, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	5.50%		10/2028	930	—	924	919
Indigo Buyer, Inc. (dba Inovar Packaging Group)(3)(4)(9)	First lien senior secured loan	S+	5.25%		5/2028	578	—	575	578
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	6.75%		8/2029	3,941	—	3,912	3,941
Pregis Topco LLC(3)(4)(8)	Second lien senior secured loan	S+	7.75%		8/2029	1,780	—	1,765	1,780
								8,007	8,046	1.6%
Distribution
ABB/Con-cise Optical Group LLC(3)(4)(9)	First lien senior secured loan	S+	7.50%		2/2028	541	—	538	539
Endries Acquisition, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	9,932	—	9,896	9,832
Offen, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		7/2030	1,806	—	1,791	1,806
								12,225	12,177	2.5%
Education
Pluralsight, LLC(3)(4)(8)(28)	First lien senior secured loan	S+	3.00%	1.50%	8/2029	4,007	—	3,908	3,276
Pluralsight, LLC(3)(4)(8)(28)(35)	First lien senior secured loan	S+		7.50%	8/2029	5,027	—	4,439	—
Severin Acquisition, LLC (dba PowerSchool)(3)(4)(8)(22)	First lien senior secured loan	S+	2.75%	2.25%	10/2031	318	—	315	303
								8,662	3,579	0.7%
Financial services
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	4.50%		6/2030	1,133	—	1,123	1,133
Continental Finance Company, LLC(3)(4)(8)	First lien senior secured loan	S+	8.00%		3/2029	875	—	869	871
Deerfield Dakota Holdings(3)(4)(9)	First lien senior secured loan	S+	3.00%	2.75%	9/2032	11,133	—	11,086	11,078
Deerfield Dakota Holdings(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.06%		9/2032	358	—	353	352

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

ML Holdco, Inc. (dba Meridian Link)(3)(4)(9)	First lien senior secured loan	S+	4.25%		10/2032	1,389	—	1,383	1,375
ML Holdco, Inc. (dba Meridian Link)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	4.25%		10/2032	12	—	11	9
NMI Acquisitionco, Inc. (dba Network Merchants)(3)(4)(8)(22)	First lien senior secured loan	S+	4.50%		9/2028	957	—	958	957
Smarsh Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		2/2029	393	—	392	375
Smarsh Inc.(3)(4)(8)(22)	First lien senior secured revolving loan	S+	5.00%		2/2029	19	—	19	17
Wipfli Advisory LLC(3)(4)(9)(22)	First lien senior secured loan	S+	4.25%		10/2032	830	—	829	825
								17,023	16,992	3.5%
Food and beverage
Balrog Acquisition, Inc. (dba Bakemark)(3)(4)(8)	Second lien senior secured loan	S+	7.00%		9/2029	5,000	—	4,981	3,013
Eagle Family Foods Group LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		8/2030	578	—	574	576
Fiesta Purchaser, Inc. (dba Shearer's Foods)(3)(10)(22)	First lien senior secured revolving loan	S+	2.75%		2/2029	336	—	324	321
Gehl Foods, LLC(3)(4)(9)	First lien senior secured loan	S+	6.25%		6/2030	2,430	—	2,414	2,430
Hissho Parent, LLC(3)(4)(9)	First lien senior secured loan	S+	4.75%		5/2029	421	—	419	421
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(3)(4)(8)	First lien senior secured loan	S+	6.25%		3/2027	171	—	170	171
Rushmore Investment III LLC (dba Winland Foods)(3)(4)(9)	First lien senior secured loan	S+	5.25%		10/2030	8,401	—	8,358	8,359
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		7/2027	6,196	—	6,188	5,917
Vital Bidco AB (dba Vitamin Well)(3)(4)(8)(31)	First lien senior secured loan	S+	4.25%		10/2031	3,784	—	3,743	3,784
								27,171	24,992	5.1%
Healthcare equipment and services
Cambrex Corporation(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		3/2032	919	—	910	916
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		1/2028	4,869	—	4,851	4,869
Rhea Parent, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2030	344	—	343	340
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)	First lien senior secured loan	S+	4.75%		11/2031	183	—	182	182
TBRS, Inc. (dba TEAM Technologies)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		11/2030	2	—	2	2
								6,288	6,309	1.3%
Healthcare providers and services
Allied Benefit Systems Intermediate LLC(3)(4)(8)	First lien senior secured loan	S+	5.00%		10/2030	552	—	552	551
Bristol Hospice L.L.C.(3)(4)(8)	First lien senior secured loan	S+	5.25%		8/2032	3,624	—	3,609	3,624
Commander Buyer, Inc. (dba CenExel)(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2032	5,194	—	5,170	5,194

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par		Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2029	4,487		—	4,448	4,487
Maple Acquisition, LLC (dba Medicus)(3)(4)(10)	First lien senior secured loan	S+	4.75%		5/2031	1,017		—	1,011	1,017
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)(36)	First lien senior secured loan	S+		10.00%	9/2026	27,627		—	22,825	9,587
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(28)(36)	First lien senior secured delayed draw term loan	S+		12.00%	9/2026	3,923		—	1,476	1,138
National Dentex Labs LLC (fka Barracuda Dental LLC)(3)(4)(8)(22)(28)(36)	First lien senior secured revolving loan	S+		9.00%	9/2026	2,036		—	1,619	578
Natural Partners, LLC(3)(4)(9)(31)	First lien senior secured loan	S+	4.50%		11/2030	442		—	440	442
Pacific BidCo Inc.(3)(4)(10)(31)	First lien senior secured loan	S+	5.75%		8/2029	1,710		—	1,692	1,676
PetVet Care Centers, LLC(3)(4)(8)	First lien senior secured loan	S+	6.00%		11/2030	14,862		—	14,763	12,781
PetVet Care Centers, LLC(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		11/2029	837		—	827	544
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured loan	S+		5.75%	5/2029	774		—	679	337
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(22)(28)	First lien senior secured delayed draw term loan	S+		6.25%	5/2028	27		—	25	27
Plasma Buyer LLC (dba PathGroup)(3)(4)(9)(28)	First lien senior secured revolving loan	S+		5.75%	5/2028	83		—	74	36
Premier Imaging, LLC (dba LucidHealth)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2027	8,309		—	8,295	6,730
Quva Pharma, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	3.00%	4/2028	15,696		—	15,566	15,304
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		2/2032	387		—	386	385
SimonMed, Inc.(3)(4)(9)(22)	First lien senior secured revolving loan	S+	4.75%		2/2031	24		—	24	24
Soleo Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		2/2032	195		—	193	195
Tivity Health, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		6/2029	485		—	485	485
Unified Women's Healthcare, LP(3)(4)(9)	First lien senior secured loan	S+	5.00%		6/2029	7,205		—	7,172	7,205
Valeris, Inc. (fka Phantom Purchaser, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2031	1,742		—	1,729	1,742
Vermont Aus Pty Ltd(3)(4)(17)(31)	First lien senior secured AUD term loan	B+	4.50%		3/2028	A$	568	—	375	395
									93,435	74,484	15.2%
Healthcare technology
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(9)	First lien senior secured loan	S+	5.75%		8/2028	190		—	189	190
BCPE Osprey Buyer, Inc. (dba PartsSource)(3)(4)(8)(22)	First lien senior secured delayed draw term loan	S+	5.75%		8/2028	108		—	107	108
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		8/2031	7,064		—	7,036	7,064

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(3)(4)(8)	First lien senior secured loan	S+	4.75%		8/2031	980	—	976	977
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)	First lien senior secured loan	S+	6.00%		10/2028	882	—	876	673
GI Ranger Intermediate, LLC (dba Rectangle Health)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.00%		10/2027	68	—	67	50
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)	First lien senior secured loan	S+	6.00%		12/2030	2,916	—	2,875	2,872
Indikami Bidco, LLC (dba IntegriChain)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.00%		6/2030	226	—	223	222
Inovalon Holdings, Inc.(3)(4)(9)	First lien senior secured loan	S+	2.75%	2.75%	11/2028	18,587	—	18,570	17,704
Inovalon Holdings, Inc.(3)(4)(9)	Second lien senior secured loan	S+		8.50%	11/2033	8,523	—	8,523	7,159
Interoperability Bidco, Inc. (dba Lyniate)(3)(4)(9)	First lien senior secured loan	S+	5.25%		3/2028	5,233	—	5,227	5,220
Klick Inc.(3)(4)(9)(31)	First lien senior secured loan	S+	4.75%		11/2032	1,982	—	1,974	1,973
Modernizing Medicine, Inc. (dba ModMed)(3)(4)(9)	First lien senior secured loan	S+	2.50%	2.25%	4/2032	785	—	779	785
RL Datix Holdings (USA), Inc.(3)(4)(10)	First lien senior secured loan	S+	4.75%		4/2031	6,034	—	6,034	5,974
RL Datix Holdings (USA), Inc.(3)(4)(19)	First lien senior secured GBP term loan	SA+	5.00%		4/2031	£2,939	—	3,966	3,865
Salinger Bidco Inc. (dba Surgical Information Systems)(3)(4)(8)	First lien senior secured loan	S+	5.75%		8/2031	4,086	—	4,040	4,086
								61,462	58,922	12.0%
Household products
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)	First lien senior secured loan	S+	3.25%	3.75%	11/2028	36,408	—	36,301	33,951
HGH Purchaser, Inc. (dba Horizon Services)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	6.50%		11/2028	2,639	—	2,635	2,388
Mario Midco Holdings, Inc. (dba Len the Plumber)(3)(4)(9)	Unsecured facility	S+		10.75%	4/2032	283	—	279	201
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)	First lien senior secured loan	S+	4.00%	2.00%	4/2029	803	—	797	716
Mario Purchaser, LLC (dba Len the Plumber)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.75%		4/2028	27	—	27	21
								40,039	37,277	7.6%
Human resource support services
Cornerstone OnDemand, Inc.(3)(4)(8)	Second lien senior secured loan	S+	6.50%		10/2029	16,667	—	16,550	9,417
IG Investments Holdings, LLC (dba Insight Global)(3)(4)(9)	First lien senior secured loan	S+	5.00%		9/2028	1,876	—	1,876	1,876
								18,426	11,293	2.3%
Infrastructure and environmental services
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		1/2031	1,751	—	1,733	1,751

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		1/2030	28	—	27	28
Tamarack Intermediate, L.L.C. (dba Verisk 3E)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		3/2029	364	—	361	361
								2,121	2,140	0.4%
Insurance
Evolution BuyerCo, Inc. (dba SIAA)(3)(4)(9)	First lien senior secured loan	S+	4.75%		4/2030	177	—	176	174
Integrity Marketing Acquisition, LLC(3)(4)(9)	First lien senior secured loan	S+	5.00%		8/2028	3,761	—	3,749	3,761
KUSRP Intermediate, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+		10.50%	7/2030	1,026	—	1,026	1,026
Norvax, LLC (dba GoHealth)(3)(4)(8)(28)	First lien senior secured loan	S+	5.50%		7/2031	552	—	91	91
Norvax, LLC (dba GoHealth)(3)(4)(8)(28)	First lien senior secured loan	S+		5.50%	7/2031	914	—	—	—
Simplicity Financial Marketing Group Holdings, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	5.00%		12/2031	892	—	884	883
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)(3)(4)(8)	First lien senior secured loan	S+	5.00%		12/2029	653	—	651	653
								6,577	6,588	1.3%
Internet software and services
Anaplan, Inc.(3)(4)(9)	First lien senior secured loan	S+	4.50%		6/2029	2,746	—	2,746	2,732
Aptean Acquiror, Inc. (dba Aptean)(3)(4)(9)(22)	First lien senior secured loan	S+	4.75%		1/2031	3,746	—	3,721	3,688
Artifact Bidco, Inc. (dba Avetta)(3)(4)(9)	First lien senior secured loan	S+	4.15%		7/2031	1,257	—	1,253	1,257
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(3)(4)(8)	First lien senior secured loan	S+	6.00%		3/2031	2,127	—	2,105	2,100
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)	First lien senior secured loan	S+	2.50%	3.00%	10/2028	4,265	—	4,265	4,212
Bayshore Intermediate #2, L.P. (dba Boomi)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.00%		10/2027	234	—	234	230
BCTO WIW Holdings, Inc. (dba When I Work)(3)(4)(6)	Senior convertible notes	N/A		5.50%	8/2030	212	—	212	212
By Light Professional IT Services LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		7/2031	4,872	—	4,809	4,732
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)(3)(4)(9)	First lien senior secured loan	S+	5.50%		2/2028	2,898	—	2,885	2,854
CivicPlus, LLC(3)(4)(9)(22)	First lien senior secured loan	S+	3.25%	2.75%	8/2030	1,463	—	1,457	1,452
CP PIK DEBT ISSUER, LLC (dba CivicPlus, LLC)(3)(4)(10)	Unsecured notes	S+		11.75%	6/2034	425	—	422	417
Crewline Buyer, Inc. (dba New Relic)(3)(4)(9)	First lien senior secured loan	S+	6.75%		11/2030	3,858	—	3,818	3,780
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)(3)(4)(8)(22)	First lien senior secured loan	S+	5.50%		8/2032	7,258	—	7,156	6,792

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

EET Buyer, Inc. (dba e-Emphasys)(3)(4)(9)	First lien senior secured loan	S+	5.50%		11/2029	566	—	565	565
Einstein Parent, Inc. (dba Smartsheet)(3)(4)(9)	First lien senior secured loan	S+	5.25%		1/2031	273	—	270	269
Granicus, Inc.(3)(4)(9)	First lien senior secured loan	S+	3.50%	2.25%	1/2031	3,214	—	3,194	3,214
Granicus, Inc.(3)(4)(9)	First lien senior secured delayed draw term loan	S+	3.00%	2.25%	1/2031	477	—	474	471
Litera Bidco LLC(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		5/2028	9,690	—	9,669	9,567
Ministry Brands Holdings, LLC(3)(4)(8)	First lien senior secured loan	S+	5.50%		12/2028	742	—	737	733
QAD, Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		11/2027	927	—	927	927
Securonix, Inc.(3)(4)(9)(22)	First lien senior secured loan	S+	7.00%		4/2029	973	—	969	711
Spaceship Purchaser, Inc. (dba Squarespace)(3)(4)(9)(35)	First lien senior secured loan	S+	3.75%		10/2031	250	—	250	249
Themis Solutions Inc. (dba Clio)(3)(4)(8)(31)	First lien senior secured loan	S+	1.75%	3.75%	10/2032	1,015	—	1,006	1,007
Thunder Purchaser, Inc. (dba Vector Solutions)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2028	2,939	—	2,932	2,924
								56,076	55,095	11.2%
Leisure and entertainment
Eternal Buyer, LLC (dba Wedgewood Weddings)(3)(4)(8)	First lien senior secured loan	S+	4.25%		6/2032	3,224	—	3,211	3,216
								3,211	3,216	0.7%
Manufacturing
Loparex Midco B.V.(3)(4)(9)(28)(36)	First lien senior secured loan	S+	6.50%		7/2027	1,031	—	983	33
Loparex Midco B.V.(3)(4)(9)(28)(36)	First lien senior secured loan	S+	8.00%		2/2027	196	—	196	205
Loparex Midco B.V.(3)(4)(9)(28)(36)	Second lien senior secured loan	S+	8.75%		7/2027	28,000	—	27,536	910
Loparex Midco B.V.(3)(4)(9)(28)(36)	Second lien senior secured loan	S+	8.50%		7/2027	5,250	—	5,250	171
MHE Intermediate Holdings, LLC (dba OnPoint Group)(3)(4)(9)(22)	First lien senior secured loan	S+	6.00%		7/2027	10,120	—	10,104	9,877
Sonny's Enterprises, LLC(3)(4)(9)	First lien senior secured loan	S+	5.50%		8/2028	18,770	—	18,620	18,347
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured delayed draw term loan	S+	6.50%		8/2028	1,371	—	1,364	1,358
Sonny's Enterprises, LLC(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.50%		8/2027	1,096	—	1,093	1,071
								65,146	31,972	6.5%
Pharmaceuticals
Puma Buyer, LLC (dba PANTHERx)(3)(4)(9)	First lien senior secured loan	S+	4.25%		3/2032	1,203	—	1,196	1,203
								1,196	1,203	0.2%
Professional services
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)	First lien senior secured loan	S+	5.25%		6/2031	2,057	—	2,042	1,975
Essential Services Holding Corporation (dba Turnpoint)(3)(4)(9)(22)	First lien senior secured revolving loan	S+	5.25%		6/2030	110	—	108	100

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Gerson Lehrman Group, Inc.(3)(4)(9)	First lien senior secured loan	S+	5.00%		12/2028	6,853	—	6,826	6,802
Guidehouse Inc.(3)(4)(8)	First lien senior secured loan	S+	4.75%		12/2030	362	—	362	342
Paris US Holdco, Inc. (dba Precinmac)(3)(4)(8)(22)	First lien senior secured loan	S+	4.75%		12/2031	224	—	223	224
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(9)	First lien senior secured loan	S+	6.50%		5/2028	4,310	—	4,305	4,310
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(14)	First lien senior secured EUR term loan	E+	6.75%		5/2028	€946	—	1,025	1,074
Sensor Technology Topco, Inc. (dba Humanetics)(3)(4)(8)(22)	First lien senior secured revolving loan	S+	6.50%		5/2028	156	—	155	156
								15,046	14,983	3.1%
Specialty retail
Galls, LLC(3)(4)(9)	First lien senior secured loan	S+	6.00%		3/2030	4,554	—	4,513	4,554
Notorious Holdings LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		9.00%	12/2031	3,244	—	3,217	3,098
Notorious Topco, LLC (dba Beauty Industry Group)(3)(4)(9)	First lien senior secured loan	S+		7.25%	12/2030	6,668	—	6,644	6,568
The Shade Store, LLC(3)(4)(9)(35)	First lien senior secured loan	S+		6.00%	10/2029	1,471	—	1,218	986
								15,592	15,206	3.1%
Telecommunications
EOS Finco S.A.R.L (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+	5.00%		1/2032	2,110	—	1,765	1,741
EOS Finco S.A.R.L (dba Netceed)(3)(4)(13)(22)(31)	First lien senior secured delayed draw term loan	E+	6.25%		1/2032	€230		256	248
Reinstated NewCo S.À R.L. (dba Netceed)(3)(4)(9)(31)	First lien senior secured loan	S+		9.00%	1/2033	1,329		1,025	947
								3,046	2,936	0.6%
Transportation
Lytx, Inc.(3)(4)(8)	First lien senior secured loan	S+	5.00%		2/2028	9,932	—	9,932	9,932
								9,932	9,932	2.0%
Total non-controlled/non-affiliated debt investments								$592,298	$515,495	104.9%
Total non-controlled/non-affiliated misc. debt commitments(22)(23)(Note 7)								$(88)	$(572)	(0.1)%
Total non-controlled/non-affiliated portfolio company debt investments								$592,210	$514,923	104.8%

Equity Investments
Asset based lending and fund finance
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(3)(4)(22)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,520	—	1,523	1,693
AAM Series 2.1 Aviation Feeder, LLC(3)(4)(29)(30)(31)	Specialty finance equity investment	N/A			N/A	1,926	—	1,928	2,924
Amergin Asset Management, LLC(3)(4)(29)(30)	Specialty finance equity investment	N/A			N/A	—	50,000,000	—	2,157

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC)(3)(5)(26)(30)(31)(34)	Specialty finance equity investment	N/A			N/A	10,242	—	10,242	10,242
								13,693	17,016	3.5%
Automotive services
CD&R Value Building Partners I, L.P. (dba Belron)(3)(5)(29)(30)(31)	LP Interest	N/A			N/A	1,121	—	1,087	1,610
Percheron Horsepower-A LP (dba Big Brand Tire & Service)(3)(5)(22)(29)(30)(31)	LP Interest	N/A			N/A	1,470	—	1,470	2,399
								2,557	4,009	0.8%
Business services
Hercules Buyer, LLC (dba The Vincit Group)(3)(4)(29)(30)(33)	Common Units	N/A			N/A	—	350,000	352	532
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(3)(4)(10)(30)	Perpetual Preferred Stock	S+		10.75%	N/A	—	252	374	199
								726	731	0.1%
Containers and packaging
TCB Holdings I LLC (dba TricorBraun)(3)(4)(6)(30)	Class A Preferred Units	N/A		14.00%	N/A	—	1,000	1,183	1,106
								1,183	1,106	0.2%
Education
Paradigmatic Holdco LLC (dba Pluralsight)(3)(4)(29)(30)	Common stock	N/A			N/A	—	1,309,529	3,475	—
								3,475	—	—%
Food and beverage
Hissho Sushi Holdings, LLC(3)(4)(29)(30)	Class A Units	N/A			N/A	—	7,502	34	117
								34	117	—%
Healthcare equipment and services
KPCI Co-Invest 2, L.P.(3)(4)(29)(30)(31)	Class A Units	N/A			N/A	—	32,182	322	321
Maia Aggregator, LP(3)(4)(29)(30)	Class A-2 Units	N/A			N/A	—	112,360	112	151
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(6)(30)(31)	Class A Units	N/A		8.00%	N/A	—	1,515	2,335	2,329
Patriot Holdings SCSp (dba Corza Health, Inc.)(3)(4)(29)(30)(31)	Class B Units	N/A			N/A	—	20,868	28	253
Rhea Acquisition Holdings, LP(3)(4)(29)(30)	Series A-2 Units	N/A			N/A	—	119,048	119	114
								2,916	3,168	0.6%
Healthcare providers and services
Baypine Commander Co-Invest, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	352	—	354	369

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

KOBHG Holdings, L.P. (dba OB Hospitalist)(3)(4)(29)(30)	Class A Interests	N/A			N/A	—	1,291	1,291	1,837
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)(3)(4)(29)(30)	Class A Interest	N/A			N/A	—	30	301	454
Plasma Lender Blocker, LLC (dba PathGroup)(3)(4)(29)(30)	Common Units	N/A			N/A	1	—	—	—
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(3)(4)(6)(30)	Series A Preferred Stock	N/A		15.00%	N/A	—	1,721	2,561	1,882
								4,507	4,542	0.9%
Healthcare technology
Minerva Holdco, Inc.(3)(4)(6)(30)	Senior A Preferred Stock	N/A		10.75%	N/A	—	1,000	1,634	1,575
ModMed Software Midco Holdings, Inc. (dba ModMed)(3)(4)(6)(30)	Series A Preferred Units	N/A		13.00%	N/A	—	170	192	197
								1,826	1,772	0.4%
Human resource support services
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)(3)(4)(6)(30)	Series A Preferred Stock	N/A		10.50%	N/A	—	5,500	8,842	3,920
								8,842	3,920	0.8%
Infrastructure and environmental services
Valor CI Blocker Feeder LP(3)(4)(22)(30)(31)	LP Interest	N/A			N/A	402	—	400	416
								400	416	0.1%
Insurance
Evolution Parent, LP (dba SIAA)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	8,919	892	1,666
GoHealth, Inc.(3)(4)(29)(30)	Common stock	N/A			N/A	—	19,102	41	—
GrowthCurve Capital Sunrise Co-Invest LP (dba Brightway)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	12,494	103	141
								1,036	1,807	0.4%
Internet software and services
Bird Holding B.V. (fka MessageBird Holding B.V.)(3)(4)(29)(30)(31)	Extended Series C Warrants	N/A			N/A	—	25,540	157	35
Brooklyn Lender Co-Invest 2, L.P. (dba Boomi)(3)(4)(29)(30)	Common Units	N/A			N/A	—	1,345,119	1,345	2,162
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	32	—	32	42
Nscale Limited(3)(4)(29)(30)(31)	Preferred equity	N/A			N/A	—	33	608	1,101
Nscale Global Holdings Limited(3)(4)(29)(30)(31)	Series B Preferred Shares	N/A			N/A	64	—	405	2,127
Project Alpine Co-Invest Fund, LP(3)(4)(29)(30)(31)	LP Interest	N/A			N/A	1,000	—	1,001	1,247

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Thunder Topco L.P. (dba Vector Solutions)(3)(4)(29)(30)	Common Units	N/A			N/A	—	819,817	820	979
WMC Bidco, Inc. (dba West Monroe)(3)(4)(6)(30)	Senior Preferred Stock	N/A		11.25%	N/A	—	2,385	4,079	3,980
								8,447	11,673	2.4%
Manufacturing
Gloves Holdings, LP (dba Protective Industrial Products)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	8,524	936	1,357
								936	1,357	0.3%
Pharmaceuticals
LSI Financing 1 DAC(3)(4)(30)(31)	Specialty finance equity investment	N/A			N/A	159	—	162	164
								162	164	—%
Specialty retail
Notorious Holding TopCo, LP (dba Beauty Industry Group)(3)(4)(29)(30)	LP Interest	N/A			N/A	—	4,011	5,967	4,210
								5,967	4,210	0.9%
Telecommunications
Equity NewCo S.A. (dba Netceed)(3)(4)(29)(30)(31)	Common equity	N/A			N/A	—	6,785,487	44	30
								44	30	—%
Total non-controlled/non-affiliated portfolio company equity investments								$56,751	$56,038	11.4%
Total non-controlled/non-affiliated portfolio company investments								$648,961	$570,961	116.2%

Non-controlled/affiliated portfolio company investments(24)
Debt Investments(7)
Advertising and media
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)	First lien senior secured loan	S+	8.00%		11/2027	8,972	—	8,970	8,972
Swipe Acquisition Corporation (dba PLI)(3)(4)(8)(22)	First lien senior secured loan	S+	5.00%		11/2027	6,142	—	6,124	6,142
								15,094	15,114	3.1%
Total non-controlled/affiliated portfolio company debt investments								$15,094	$15,114	3.1%

Equity Investments
Advertising and media
New PLI Holdings, LLC (dba PLI)(3)(4)(30)	Class A Common Units	N/A			N/A	—	10,755	5,952	10,805
								5,952	10,805	2.2%
Total non-controlled/affiliated portfolio company equity investments								$5,952	$10,805	2.2%
Total non-controlled/affiliated portfolio company investments								$21,046	$25,919	5.3%

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

		Interest
Company(1)(25)	Investment	Ref. Rate	Cash	PIK	Maturity Date	Par	Shares/Units	Amortized Cost(2)(27)	Fair Value	% of Net Assets

Controlled/affiliated portfolio company investments(24)
Equity Investments
Joint ventures
Blue Owl Credit SLF LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	244	—	244	225
Blue Owl Leasing LLC(3)(5)(26)(30)(31)	LLC interest	N/A			N/A	90	—	90	89
								334	314
Total controlled/affiliated equity investments								$334	$314	0.1%
Total controlled/affiliated portfolio company investments								$334	$314	0.1%
Total Investments								$670,341	$597,194	121.6%

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
(8)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(11)Reserved.
(12)Reserved.
(13)Reserved.
(14)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(15)Reserved.
(16)Reserved.
(17)The interest rate on this loan is subject to 3 month BBSY, which as of September 30, 2026 was 4.77%.
(18)Reserved.
(19)The interest rate on this loan is subject to SONIA, which as of September 30, 2026 was 3.73%.
(20)Reserved.
(21)Reserved.
(22)Position or portion thereof is a debt or equity commitment. See below for more information on the Company’s commitments. See “Note 7 — Commitments and Contingencies.”

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
Non-controlled/non-affiliated - debt commitments
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	$—	$308	$—
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured delayed draw term loan	1/2027	75	166	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured delayed draw term loan	9/2027	37	259	—
CivicPlus, LLC	First lien senior secured delayed draw term loan	5/2027	145	98	—
Commander Buyer, Inc. (dba CenExel)	First lien senior secured delayed draw term loan	6/2027	—	1,431	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2027	—	57	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	7/2027	48	197	—
DuraServ LLC	First lien senior secured delayed draw term loan	11/2027	—	1,025	(8)
EOS Finco S.A.R.L (dba Netceed)	First lien senior secured delayed draw term loan	7/2027	261	222	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured delayed draw term loan	6/2027	—	651	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	1,982	176	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	914	(11)
ML Holdco, Inc. (dba Meridian Link)	First lien senior secured delayed draw term loan	10/2027	12	350	—
Plasma Buyer LLC (dba PathGroup)	First lien senior secured delayed draw term loan	5/2028	27	25	—
Pluralsight, LLC	First lien senior secured delayed draw term loan	8/2029	—	1,637	(299)
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	1,361	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	18	44	—
SimonMed, Inc.	First lien senior secured delayed draw term loan	2/2027	53	11	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	188	1	—
Smarsh Inc.	First lien senior secured delayed draw term loan	1/2027	8	64	(1)
Sonny's Enterprises, LLC	First lien senior secured delayed draw term loan	6/2027	1,371	372	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	49	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured delayed draw term loan	10/2026	—	886	(9)
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured delayed draw term loan	7/2027	41	45	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured delayed draw term loan	11/2026	—	22	—
Themis Solutions Inc. (dba Clio)	First lien senior secured delayed draw term loan	10/2027	—	420	(3)
Unified Women's Healthcare, LP	First lien senior secured delayed draw term loan	9/2027	—	42	—
Wipfli Advisory LLC	First lien senior secured delayed draw term loan	4/2028	48	245	—
Wrench Group LLC	First lien senior secured delayed draw term loan	9/2027	—	181	—
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured delayed draw term loan	4/2027	—	2,198	(5)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	784	(4)
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	124	166	—
Arctic Holdco, LLC (dba Novvia Group)	First lien senior secured revolving loan	1/2031	10	47	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	220	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	238	(3)
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	234	112	—
BCPE Osprey Buyer, Inc. (dba PartsSource)	First lien senior secured revolving loan	8/2028	16	2	—
Bristol Hospice L.L.C.	First lien senior secured revolving loan	8/2032	—	348	—
By Light Professional IT Services LLC	First lien senior secured revolving loan	7/2031	144	217	—
Cambrex Corporation	First lien senior secured revolving loan	3/2032	29	73	—
Catalis Intermediate, Inc. (fka GovBrands Intermediate, Inc.)	First lien senior secured revolving loan	2/2028	—	185	(3)
CCM Midco, LLC (f/k/a Cresset Capital Management, LLC)	First lien senior secured revolving loan	6/2029	—	60	—
CHA Vision Holdings, Inc. (fka FR Vision Holdings, Inc.)	First lien senior secured revolving loan	1/2030	28	71	—
CivicPlus, LLC	First lien senior secured revolving loan	8/2030	—	101	(1)
Commander Buyer, Inc. (dba CenExel)	First lien senior secured revolving loan	6/2032	—	954	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	387	(8)

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	613	—
DCG ACQUISITION CORP. (dba DuBois Chemical)	First lien senior secured revolving loan	6/2031	—	429	(6)
Deerfield Dakota Holdings	First lien senior secured revolving loan	9/2032	358	664	—
Denali Intermediate Holdings, Inc. (dba Dun & Bradstreet)	First lien senior secured revolving loan	8/2032	213	497	—
DuraServ LLC	First lien senior secured revolving loan	6/2030	246	389	—
Eagle Family Foods Group LLC	First lien senior secured revolving loan	8/2030	—	76	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2029	—	91	—
Einstein Parent, Inc. (dba Smartsheet)	First lien senior secured revolving loan	1/2031	—	28	—
Essential Services Holding Corporation (dba Turnpoint)	First lien senior secured revolving loan	6/2030	110	140	—
Eternal Buyer, LLC (dba Wedgewood Weddings)	First lien senior secured revolving loan	6/2032	—	651	(2)
Evolution BuyerCo, Inc. (dba SIAA)	First lien senior secured revolving loan	4/2030	—	10	—
Fiesta Purchaser, Inc. (dba Shearer's Foods)	First lien senior secured revolving loan	2/2029	336	772	—
Fortis Solutions Group, LLC	First lien senior secured revolving loan	10/2027	63	27	—
Gainsight, Inc.	First lien senior secured revolving loan	7/2027	—	376	(2)
Galls, LLC	First lien senior secured revolving loan	3/2030	—	478	—
Gaylord Chemical Company, L.L.C.	First lien senior secured revolving loan	12/2027	840	295	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2028	—	349	(3)
GI Ranger Intermediate, LLC (dba Rectangle Health)	First lien senior secured revolving loan	10/2027	68	6	—
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	440	—
Hercules Borrower, LLC (dba The Vincit Group)	First lien senior secured revolving loan	12/2028	—	254	—
HGH Purchaser, Inc. (dba Horizon Services)	First lien senior secured revolving loan	11/2028	2,639	1,081	—
Hissho Parent, LLC	First lien senior secured revolving loan	5/2029	—	36	—
IG Investments Holdings, LLC (dba Insight Global)	First lien senior secured revolving loan	9/2028	—	202	—
Indigo Buyer, Inc. (dba Inovar Packaging Group)	First lien senior secured revolving loan	5/2028	—	46	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	226	43	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	168	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	—	415	(1)
Klick Inc.	First lien senior secured revolving loan	11/2031	—	192	(1)
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	591	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	520	(7)
Maple Acquisition, LLC (dba Medicus)	First lien senior secured revolving loan	5/2030	—	153	—
Mario Purchaser, LLC (dba Len the Plumber)	First lien senior secured revolving loan	4/2028	27	28	—
MHE Intermediate Holdings, LLC (dba OnPoint Group)	First lien senior secured revolving loan	7/2027	1,071	714	—
Ministry Brands Holdings, LLC	First lien senior secured revolving loan	12/2027	—	68	(1)
Modernizing Medicine, Inc. (dba ModMed)	First lien senior secured revolving loan	4/2032	—	71	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	889	(2)
National Dentex Labs LLC (fka Barracuda Dental LLC)	First lien senior secured revolving loan	9/2026	2,036	17	—
Natural Partners, LLC	First lien senior secured revolving loan	11/2030	—	32	—
NMI Acquisitionco, Inc. (dba Network Merchants)	First lien senior secured revolving loan	9/2028	32	11	—
Notorious Topco, LLC (dba Beauty Industry Group)	First lien senior secured revolving loan	12/2030	—	1,223	(18)
Offen, Inc.	First lien senior secured revolving loan	7/2029	—	244	—
Paris US Holdco, Inc. (dba Precinmac)	First lien senior secured revolving loan	12/2031	1	22	—
Patriot Acquisition TopCo S.À R.L. (dba Corza Health, Inc.)	First lien senior secured revolving loan	1/2028	—	556	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	837	1,255	—
Plasma Buyer LLC (dba PathGroup)*	First lien senior secured revolving loan	5/2028	83	—	—
Pluralsight, LLC	First lien senior secured revolving loan	8/2029	—	655	(119)
Puma Buyer, LLC (dba PANTHERx)	First lien senior secured revolving loan	3/2032	—	208	—

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(23)
QAD, Inc.	First lien senior secured revolving loan	11/2027	—	122	—
Quva Pharma, Inc.	First lien senior secured revolving loan	4/2028	—	1,182	(30)
Rhea Parent, Inc.	First lien senior secured revolving loan	12/2030	—	35	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	—	1,192	(12)
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	395	—
Sara Lee Frozen Bakery, LLC (fka KSLB Holdings, LLC)	First lien senior secured revolving loan	7/2027	997	3	—
Securonix, Inc.	First lien senior secured revolving loan	4/2028	68	85	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	156	195	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	37	(1)
SimonMed, Inc.	First lien senior secured revolving loan	2/2031	24	20	—
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	95	(1)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	19	19	—
Soleo Holdings, Inc.	First lien senior secured revolving loan	2/2032	—	26	—
Sonny's Enterprises, LLC	First lien senior secured revolving loan	8/2027	1,096	56	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	41	(1)
STS PARENT, LLC (dba STS Aviation Group)	First lien senior secured revolving loan	10/2030	297	58	—
SWK BUYER, Inc. (dba Stonewall Kitchen)	First lien senior secured revolving loan	3/2029	22	5	—
Tamarack Intermediate, L.L.C. (dba Verisk 3E)	First lien senior secured revolving loan	3/2029	—	46	—
TBRS, Inc. (dba TEAM Technologies)	First lien senior secured revolving loan	11/2030	2	23	—
Themis Solutions Inc. (dba Clio)	First lien senior secured revolving loan	10/2032	—	350	(3)
Thunder Purchaser, Inc. (dba Vector Solutions)	First lien senior secured revolving loan	6/2027	—	241	(1)
Unified Women's Healthcare, LP	First lien senior secured revolving loan	6/2029	—	39	—
USRP Holdings, Inc. (dba U.S. Retirement and Benefits Partners)	First lien senior secured revolving loan	12/2029	—	74	—
Valeris, Inc. (fka Phantom Purchaser, Inc.)	First lien senior secured revolving loan	9/2031	—	227	—
Vital Bidco AB (dba Vitamin Well)	First lien senior secured revolving loan	10/2030	—	899	—
Wipfli Advisory LLC	First lien senior secured revolving loan	10/2032	—	196	(1)
Wrench Group LLC	First lien senior secured revolving loan	9/2031	—	181	(1)
WU Holdco, Inc. (dba PurposeBuilt Brands)	First lien senior secured revolving loan	4/2032	—	684	(3)
Total non-controlled/non-affiliated - debt commitments			$16,766	$39,973	$(572)
Non-controlled/non-affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	Specialty finance equity investment	N/A	$1,520	$909	$—
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	N/A	1,470	86	—
Valor CI Blocker Feeder LP	LP Interest	N/A	402	69	—
Total non-controlled/non-affiliated - equity commitments			$3,392	$1,064	$—
Non-controlled/affiliated - debt commitments
Swipe Acquisition Corporation (dba PLI)	First lien senior secured revolving loan	11/2027	$2,506	$358	$—
Total non-controlled/affiliated - debt commitments			$2,506	$358	$—
Controlled/affiliated - equity commitments
LSI Financing LLC	Specialty finance equity investment	N/A	$—	$1,980	$—
Total controlled/affiliated - equity commitments			$—	$1,980	$—
Total Portfolio Company Commitments			$22,664	$43,375	$(572)
*Fully funded
(23)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
(24)As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of the portfolio company's voting securities or has the power to exercise control over management or policies, including through a management agreement. As defined in the 1940 Act, the Company is an “affiliated person” of this portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the Company’s investments in non-controlled affiliates and controlled affiliates for the nine months ended September 30, 2026, were as follows:

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Transfers	Fair Value at September 30, 2026	Other Income	Interest Income	Dividend Income
Non-Controlled Affiliates
LSI Financing LLC(c)	$10,576	$—	$(10,829)	$(792)	$1,045	$—	$—	$—	$—	$347
New PLI Holdings, LLC (dba PLI)	25,057	1,257	(365)	(30)	—	—	25,919	10	1,208	412
Walker Edison Furniture Company LLC	2,348	410	(2,590)	11,954	(12,122)	—	—	—	—	—
Total	$37,981	$1,667	$(13,784)	$11,132	$(11,077)	$—	$25,919	$10	$1,208	$759

Controlled Affiliates
Blue Owl Credit SLF LLC	$247	$—	$—	$(22)	$—	$—	$225	$—	$—	$17
Blue Owl Leasing LLC	90	—	—	(1)	—	—	89	—	—	1
Total	$337	$—	$—	$(23)	$—	$—	$314	$—	$—	$18
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
(c)The affiliate was classified as controlled as of September 30, 2026.
(25)Unless otherwise indicated, all or a portion of the Company’s portfolio companies are pledged as collateral supporting the available capacity under the SPV Asset Facility. See “Note 5 — Debt.”
(26)Investment is not pledged as collateral for the credit facilities.
(27)As of September 30, 2026, the net estimated unrealized loss for U.S. federal income tax purposes was $69.1 million based on a tax cost basis of $0.7 billion. As of September 30, 2026, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $86.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $17.0 million.
(28)Investment was on non-accrual status as of September 30, 2026.
(29)Non-income producing investment, which does not have a stated rate of interest or a stated dividend return.
(30)Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $67.2 million, or 13.7% of the Company’s net assets. the acquisition dates of the restricted securities are as follows:

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

Blue Owl Capital Corporation II
Consolidated Schedule of Investments
As of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Insight CP (Blocker) Holdings, L.P. (dba CivicPlus, LLC)	LP Interest	June, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June, 2022
KOBHG Holdings, L.P. (dba OB Hospitalist)	Class A Interests	September, 2021
KPCI Co-Invest 2, L.P.	Class A Units	November, 2020
KWOL Acquisition, Inc. (dba Worldwide Clinical Trials)	Class A Interest	August, 2025
LSI Financing 1 DAC	Specialty finance equity investment	December, 2022
LSI Financing LLC	Specialty finance equity investment	July, 2025
Maia Aggregator, LP	Class A-2 Units	February, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February, 2022
ModMed Software Midco Holdings, Inc. (dba ModMed)	Series A Preferred Units	April, 2025
New PLI Holdings, LLC (dba PLI)	Class A Common Units	December, 2020
Notorious Holding TopCo, LP (dba Beauty Industry Group)	LP Interest	December, 2025
Nscale Limited	Preferred equity	September, 2025
Nscale Global Holdings Limited	Series B Preferred Shares	September, 2025
Paradigmatic Holdco LLC (dba Pluralsight)	Common stock	August, 2024
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class A Units	January, 2021
Patriot Holdings SCSp (dba Corza Health, Inc.)	Class B Units	January, 2021
Percheron Horsepower-A LP (dba Big Brand Tire & Service)	LP Interest	September, 2025
Project Alpine Co-Invest Fund, LP	LP Interest	June, 2022
Rhea Acquisition Holdings, LP	Series A-2 Units	February, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November, 2023
Sunshine Software Holdings, Inc. (dba Cornerstone OnDemand, Inc.)	Series A Preferred Stock	October, 2021
TCB Holdings I LLC (dba TricorBraun)	Class A Preferred Units	January, 2025
Thunder Topco L.P. (dba Vector Solutions)	Common Units	June, 2021
Valor CI Blocker Feeder LP	LP Interest	October, 2025
Windows Entities	LLC Units	January, 2020
WMC Bidco, Inc. (dba West Monroe)	Senior Preferred Stock	November, 2021
XOMA Corporation	Warrants	December, 2023
(31)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 9.58% of total assets as calculated in accordance with the regulatory requirements.
(32)Reserved.
(33)The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC.
(34)Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO 2025”) was formed to hold alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of September 30, 2026, BOCSO 2025’s portfolio consists of six investments totaling $0.73 billion and $0.72 billion at cost and fair value, respectively, ranging in cost from $24.9 million to $187.4 million and with a fair value ranging from $24.9 million to $184.5 million. The largest investment is 26% of the total cost of BOCSO 2025's portfolio. As of September 30, 2026, BOCSO 2025’s portfolio asset class composition was 51% ABF - Specialty finance, 46% ABF - Leasing, and 3% ABF - Commercial Real Estate.
(35)The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss.
(36)Investment is in payment default under the terms of the respective credit agreement.

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
Infrastructure and environmental services

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
(34)BOCSO 2025 was formed to hold alternative credit assets, including ABF. ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. As of December 31, 2025, the portfolio consists of three investments totaling $500 million at cost and fair value, respectively, ranging in cost from $24.8 million to $304.4 million and with a fair value ranging from $24.8 million to $303.9 million. The largest investment is 62% of the total cost of BOCSO 2025's portfolio. As of December 31, 2025, the portfolio asset class composition was 62% ABF - Specialty finance, 33% ABF - Leasing, and 5% ABF - Commercial Real Estate.

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
Blue Owl Credit Advisors, LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and is part of Blue Owl’s Credit platform. Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy, and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Consolidation
As provided under Regulation S-X and ASC 946—Financial Services—Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries that meet the aforementioned criteria in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company does not consolidate its equity interests in joint ventures or specialty finance companies, see “Note 3 — Agreements and Related Party Transactions — Controlled, Affiliated/Non-Controlled and Affiliated Portfolio Companies” and “Note 4 — Investments — Joint Ventures” for additional details.
Cash and Foreign Cash
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
The following table provides a reconciliation of cash and foreign cash as reported on the consolidated statements of assets and liabilities to the total of such amounts shown as of the end of the applicable period as reported on the consolidated statements of cash flows:

	As of September 30, 2026	As of December 31, 2025
Cash	$20,697	$55,380
Foreign cash	544	3,982
Cash, including foreign cash	$21,241	$59,362

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

As of September 30, 2026 and December 31, 2025, the Company did not have any restricted cash.
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
The Company applies Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
The table below presents PIK interest and PIK dividend income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
PIK Interest Income	$2,189	$2,764	$7,370	$10,793
PIK Interest Income as a % of Investment Income	13.0%	6.0%	9.6%	7.2%
PIK Dividend Income	$596	$1,429	$2,959	$4,124
PIK Dividend Income as a % of Investment Income	3.5%	3.1%	3.9%	2.7%
Total PIK Income	$2,785	$4,193	$10,329	$14,917
Total PIK Income as a % of Investment Income	16.5%	9.1%	13.5%	9.9%
Discounts and premiums to par value on securities purchased are accreted or amortized, as applicable, into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued but unpaid interest is generally reversed when an investment is placed on non-accrual status.
Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment.
If at any point the Company believes PIK interest is not probable of being realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual investments are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are probable to remain current. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and collection is probable. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as debt issuance costs. These expenses are deferred and amortized utilizing the effective yield method or straight-line method, over the estimated life of the related debt instrument. Debt issuance costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the Consolidated Statements of Assets and Liabilities as an asset until the debt liability is recorded.

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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with the taxable year ended December 31, 2017 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. However, the Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or not deemed distributed) to its stockholders.
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
Segment Reporting
In accordance with ASC 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
In September 2026, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2026-03, “Fair Value Measurement (Topic 820),” which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security and disclose the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and application of the amendments prospectively is required for all equity securities with any adjustments from the adoption of the amendments recognized in earnings. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
As of September 30, 2026, the Company had payables to affiliates of $4.4 million, primarily comprised of $2.4 million of management fees and $2.0 million of operating expenses.
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
The table below presents the costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and expenses reimbursable to the Adviser	$838	$740	$3,023	$2,011
Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act), and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. On May 4, 2026, the Board approved the continuation of the Administration Agreement. The Administration Agreement may be terminated at any time, without the payment of any penalty, on 60 days’ written notice, by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act), or by the vote of the Board or by the Adviser.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Investment Advisory Agreement
The Company has entered into an investment advisory agreement between the Company and the Adviser (the “Investment Advisory Agreement”). On May 4, 2026, the Board approved the continuation of the Investment Advisory Agreement.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by (1) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act) and (2) the vote of a majority of the Company’s directors who are not “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act.
The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the Investment Advisory Agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding voting securities of the Company (within the meaning of the 1940 Act). In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.
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
The table below presents the management fees for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$2,443	$6,500	$10,086	$20,680
Management fee waivers	(2)	(8)	(14)	(17)
Management Fees, net of Management Fee Waivers	$2,441	$6,492	$10,072	$20,663
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the performance based incentive fees incurred and capital gains based incentive fees accrued for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance based incentive fees based on net investment income	$—	$3,688	$—	$12,451
Performance based incentive fees based on capital gains	—	—	—	—
Total Incentive Fees	$—	$3,688	$—	$12,451
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
Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive up to 1.5% of gross offering proceeds raised in the continuous public offering until all organization and offering costs paid by the Adviser or its affiliates have been recovered. The Company bears all other expenses of its operations and transactions including, without limitation, those relating to: expenses deemed to be “organization and offering expenses” for purposes of Financial Industry Regulatory Authority (“FINRA”) Conduct Rule 2310(a)(12) (exclusive of commissions, the dealer manager fee, any discounts and other similar expenses paid by investors at the time of sale of the Company’s stock); the cost of corporate and organizational expenses relating to offerings of shares of common stock, subject to limitations included in the Investment Advisory Agreement; the cost of calculating the Company’s net asset value, including the cost of any third-party valuation services; the cost of effecting any sales and repurchases of the common stock and other securities; fees and expenses payable under any dealer manager agreements, if any; debt service and other costs of borrowings or other financing arrangements; costs of hedging; expenses, including travel expense, incurred by the Adviser, or members of the Adviser’s investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing the Company’s rights; escrow agent, transfer agent and custodial fees and expenses; fees and expenses associated with marketing efforts; federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies; federal, state and local taxes; independent directors’ fees and expenses, including certain travel expenses; costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing; the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs); the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters; commissions and other compensation payable to brokers or dealers; research and market data; fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums; direct costs and expenses of administration, including printing, mailing, long distance telephone and staff; fees and expenses associated with independent audits, outside legal and consulting costs; costs of winding up; costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; extraordinary expenses (such as litigation or indemnification); and costs associated with reporting and compliance obligations under the Advisers Act and applicable federal and state securities laws. Notwithstanding anything to the contrary contained herein, the Company shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company). Any such reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates. The Adviser is responsible for the payment of the Company’s organization and offering expenses to the extent that these expenses exceed 1.5% of the aggregate gross offering proceeds, without recourse against or reimbursement by the Company.
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 6, 2025, the Company, the Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Order”) by the SEC for the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of directors who are not “interested persons” of the Company, the Adviser, or any of their respective affiliates, as defined in the 1940 Act (“Independent Directors”) make certain conclusions in connection with certain co-investment transactions, including (1) when the Company co-invests with an affiliated entity (as defined in the co-investment application) in an issuer where an affiliated entity has an existing investment in the issuer unless the transaction is completed on a pro rata basis, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board, including a required majority of the Independent Directors, has approved, policies and procedures reasonably designed to ensure compliance with the conditions of the Order. The Board, including a required majority of the Independent Directors, also reviewed the Co-Investment Policies of the Adviser to ensure that they are reasonably designed to prevent the Company from being disadvantaged by participation in the co-investment program. The Adviser and the Company’s Chief Compliance Officer will also provide reporting to the Board.
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
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”), with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Blue Owl” name or logo.
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
The Company has made investments in controlled, affiliated companies, including Credit SLF, Blue Owl Leasing and LSI Financing LLC which is considered a specialty financing portfolio company, for further description of Credit SLF and Blue Owl Leasing see “Note 4 — Investments — Joint Ventures.”
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by the Company pursuant to the Investment Advisory

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. In the second quarter of 2026, the Company redeemed its interest in LSI Financing LLC for proceeds of $10.6 million and recognized a $1.05 million gain on the transaction. As of September 30, 2026, the Company’s remaining commitment on LSI Financing LLC was $2.0 million. The Company did not consolidate its equity interest in LSI Financing LLC.
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents investments at fair value and amortized cost as of the following periods:

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$495,017	$462,875	$1,251,162	$1,221,372
Second-lien senior secured debt investments	82,928	37,214	159,446	131,054
Unsecured debt investments	20,841	21,422	37,347	38,673
Specialty finance debt investments	8,518	8,526	7,483	7,491
Preferred equity investments	19,878	16,087	67,578	67,143
Common equity investments	28,970	33,576	55,486	80,120
Specialty finance equity investments	13,855	17,180	25,571	30,360
Joint ventures	334	314	334	337
Total Investments	$670,341	$597,194	$1,604,407	$1,576,550

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the industry composition of investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Advertising and media	5.5%	2.8%
Aerospace and defense	2.4	1.2
Asset Based Lending and Fund Finance(1)	5.3	2.3
Automotive Services	0.7	3.0
Buildings and real estate	2.4	5.1
Business services	2.2	2.0
Chemicals	7.7	4.7
Consumer products	1.6	2.7
Containers and packaging	1.5	2.4
Distribution	2.0	1.8
Education	0.5	0.5
Energy equipment and services	—	0.6
Financial services	2.8	4.4
Food and beverage	4.2	6.0
Healthcare equipment and services	1.6	2.7
Healthcare providers and services	13.2	9.8
Healthcare technology	10.2	7.8
Household products	6.2	2.4
Human resource support services	2.5	2.0
Infrastructure and environmental services	0.6	1.2
Insurance	1.4	2.0	(3)
Internet software and services	11.2	10.9
Joint ventures(4)	0.1	0.0	(5)
Leisure and entertainment	0.5	2.5
Manufacturing	5.6	9.8
Pharmaceuticals(2)	0.2	0.8
Professional services	2.5	3.2
Specialty retail	3.2	3.7
Telecommunications	0.5	0.2
Transportation	1.7	1.5
Total	100.0%	100.0%
_______________
(1)Includes investments in Amergin AssetCo and BOCSO 2025.
(2)Includes investment in LSI Financing DAC as of September 30, 2026 and investments in LSI Financing DAC and LSI Financing LLC as of December 31, 2025.
(3)Includes investment in Fifth Season.
(4)Includes investments in Credit SLF and Blue Owl Leasing. See below, within Note 4, for more information.
(5)Rounds to less than 0.1%.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents the geographic composition of investments based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	20.2%	22.3%
Northeast	14.1	18.3
South	41.2	38.4
West	19.5	15.3
International	5.0	5.7
Total	100.0%	100.0%
Joint Ventures
Blue Owl Credit SLF LLC
Credit SLF, is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”).
Credit SLF makes investments primarily in senior secured broadly syndicated loans to U.S. middle market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board of directors comprised of an equal number of directors appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Credit SLF Members coinvest through Credit SLF, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Credit SLF. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.
On May 15, 2025, the Credit SLF Members modified their capital commitments to Credit SLF. In the first quarter of 2026, certain Credit SLF Members further increased their capital commitments to Credit SLF. The Company’s commitment of $244 thousand did not change and was fully funded as of March 31, 2026.
As of September 30, 2026, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
Blue Owl Capital Corporation	$446,460	$446,460	59.8%
Blue Owl Capital Corporation II(2)	244	244	0.0%
Blue Owl Credit Income Corp.	136,419	136,419	18.3%
Blue Owl Technology Finance Corp.	53,812	53,812	7.2%
Blue Owl Technology Income Corp.	16,161	16,161	2.2%
State Teachers Retirement System of Ohio	93,299	93,299	12.5%
Total	$746,395	$746,395	100.0%
_______________
(1)    This represents each equity holder’s ownership percentage at September 30, 2026 based on net contributed capital.
(2)    Economic ownership interest for Blue Owl Capital Corporation II is 0.03%.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025
Consolidated Balance Sheet Data
Cash	$280,819	$124,718
Investments at fair value	3,233,925	2,343,367
Total Assets	3,563,987	2,477,523
Total Debt (net of unamortized debt issuance costs)	2,536,069	1,728,363
Total Liabilities	2,868,241	1,863,454
Total Credit SLF Members’ Equity	$695,746	$614,069

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statement of Operations Data
Income
Investment income	$49,699	$38,037	$132,756	$93,154
Expenses
Net operating expenses	32,238	22,351	83,454	54,491
Net investment income (loss)	$17,461	$15,686	$49,302	$38,663
Total net realized and unrealized gain (loss)	13,584	(2,345)	(46,032)	(9,129)
Net Increase (Decrease) in Credit SLF Members’ Equity Resulting from Operations	$31,045	$13,341	$3,270	$29,534
The Company’s proportional share of Credit SLF’s distributions for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend income	$6	$7	$17	$20

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Blue Owl Leasing LLC
Blue Owl Leasing is a joint venture among the Company, Blue Owl Capital Corporation, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., Blue Owl Alternative Credit Fund and California State Teachers Retirement System (each, a “Blue Owl Leasing Member” and collectively, the “Blue Owl Leasing Members”).
Blue Owl Leasing makes investments primarily in secured fixed-rate equipment leases and loans.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
Other than for purposes of the 1940 Act, the Company does not believe it has control over Blue Owl Leasing. Accordingly, the Company does not consolidate its non-controlling interest in Blue Owl Leasing.
Blue Owl Leasing’s investments at fair value are determined in accordance with ASC 820, as amended; however, such fair value is not included in the Company’s valuation process.
As of September 30, 2026, the capital commitment and economic ownership of each Blue Owl Leasing Member is as follows:

Members	Capital Commitment	Net Contributed Capital	Economic Ownership Interest(1)
($ in thousands)
Blue Owl Capital Corporation	$860	$860	2.2%
Blue Owl Capital Corporation II	90	90	0.2%
Blue Owl Credit Income Corp.	30,952	1,900	4.7%
Blue Owl Technology Finance Corp.	8,955	800	2.0%
Blue Owl Technology Income Corp.	3,918	350	0.9%
Blue Owl Alternative Credit Fund	31,000	31,000	77.5%
California State Teachers Retirement System	10,825	5,000	12.5%
Total	$86,600	$40,000	100.0%
_______________
(1)     This represents each equity holder’s ownership percentage at September 30, 2026, based on net contributed capital.
The table below sets forth Blue Owl Leasing’s consolidated financial data as of and for the following periods:

	As of September 30, 2026	As of December 31, 2025(1)
Consolidated Balance Sheet Data
Cash	$5,073	$34,555
Investments at fair value	55,215	39,628
Total Assets	60,801	74,531
Total Debt (net of unamortized debt issuance costs)	20,151	9,754
Total Liabilities	21,224	10,076
Total Blue Owl Leasing Members’ Equity	$39,577	$64,455
_______________
(1)     Blue Owl Leasing’s date of inception was June 30, 2025.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Consolidated Statement of Operations Data
Income
Investment income	$1,136	$3,223
Expenses
Net operating expenses	787	2,443
Net investment income (loss) before taxes	$349	$780
Tax expense (benefit)	8	8
Net investment income (loss) after taxes	341	772
Total net realized and unrealized gain (loss)	(344)	(450)
Net Increase (Decrease) in Blue Owl Leasing Members’ Equity Resulting From Operations	$(3)	$322
The Company’s proportional shares of Blue Owl Leasing’s distributions were insignificant to disclose for the three and nine months ended September 30, 2026.
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
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage was 481% and 240% as of September 30, 2026 and December 31, 2025, respectively.
Debt obligations consisted of the below as of the following periods:

	As of September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Unused Portion(3)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	$75,000	$—	$75,000	$75,000	$(1,203)	$(1,203)
SPV Asset Facility I	200,000	128,500	71,500	27,161	(1,592)	126,908
Total Debt	$275,000	$128,500	$146,500	$102,161	$(2,795)	$125,705
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)There were no outstanding borrowings on the Revolving Credit Facility as of September 30, 2026.
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
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)The unused portion is the amount upon which commitment fees, if any, are based.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,723	$15,030	$26,832	$47,658
Amortization of debt issuance costs	247	945	6,398	3,125
Total Interest Expense	$2,970	$15,975	$33,230	$50,783
Average interest rate(1)	6.2%	8.4%	9.3%	8.1%
Average daily borrowings	$174,478	$719,845	$386,368	$788,998
_______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities for the three and nine months ended September 30, 2026, and 2025.
Revolving Credit Facility
On January 12, 2024 (the “Revolving Credit Facility Closing Date”), the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders and issuing banks from time to time parties thereto, Sumitomo Mitsui Banking Corporation, as Administrative Agent. On February 17, 2026, the Revolving Credit Facility was amended to reduce the maximum commitment, shorten the availability period, adjust pricing and make certain other changes. The following describes the terms of the Revolving Credit Facility as modified through February 17, 2026.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of February 17, 2026, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Revolving Credit Facility provides for (a) a term loan in a principal amount of $25.0 million (which was paid off on December 31, 2025) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $75.0 million. The amount available for borrowing under the Revolving Credit Facility is reduced by any standby letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $10.0 million limit for swingline loans.
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
SPV Asset Facility I
On December 1, 2017, ORCC II Financing LLC and OR Lending II LLC (collectively, the “Subsidiaries”), each a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “SPV Asset Facility I”). Parties to the SPV Asset Facility I include ORCC II Financing LLC, as Borrower, and the lenders from time to time parties thereto (the “SPV I Lenders”), Goldman Sachs Bank USA as Sole Lead Arranger, Syndication Agent and Administrative Agent, State Street Bank and Trust Company as Collateral Administrator and Collateral Agent and Cortland Capital Market Services LLC as Collateral Custodian. From time to time, the parties to the SPV Asset Facility I have amended the SPV Asset Facility I and the related transaction documents to remove OR Lending II LLC as a borrower and make various other changes. The following describes the terms of the SPV Asset Facility I as amended through June 25, 2026.
Pursuant to the SPV Asset Facility I, from time to time, the Company sells and contributes certain investments to the Subsidiaries pursuant to sale and contribution agreements by and between the Company and the Subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facility I are used to finance the origination and acquisition of eligible assets by the Subsidiaries, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the Subsidiaries through the Company’s ownership of the Subsidiaries.
The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of the Subsidiaries and on any payments received by the Subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facility I will not be available to pay the Company’s debts.
The SPV Asset Facility I contains customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to the Company’s shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions).
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
In connection with the SPV Asset Facility I, the Company entered into a Non-Recourse Carveout Guaranty Agreement on December 1, 2017, which was amended and restated twice on March 11, 2019 and April 29, 2019, and was further amended by Amendment No. 1 to Second Amended and Restated Non-Recourse Carveout Guaranty Agreement, dated as of July 24, 2025 with

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

State Street Bank and Trust Company, on behalf of certain secured parties, and Goldman Sachs Bank USA. Pursuant to the Non-Recourse Carveout Guaranty Agreement, the Company guarantees certain losses, damages, costs, expenses, liabilities, claims and other obligations incurred in connection with certain instances of fraud or bad faith misrepresentation, material encumbrances of certain collateral, misappropriation of certain funds, certain transfers of assets, and the bad faith or willful breach of certain provisions of the SPV Asset Facility I.
CLO XIII
On September 12, 2023 (the “CLO XIII Closing Date”), the Company completed a $399.3 million term debt securitization transaction (the “CLO XIII Transaction”). The secured notes and preferred shares issued in the CLO XIII Transaction were issued by the Company’s consolidated subsidiary Owl Rock CLO XIII, LLC, a limited liability company organized under the laws of the State of Delaware (the “CLO XIII Issuer”) and were backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuer.
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
The CLO XIII Secured Notes were the secured obligations of the CLO XIII Issuer, and the CLO XIII Indenture included customary covenants and events of default.
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
Maturity of Debt Obligations
The table below presents a summary of the Company’s contractual payment obligations under credit facilities and notes as of September 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility	$—	$—	$—	$—	$—
SPV Asset Facility I	128,500	—	—	128,500	—
Total Contractual Obligations	$128,500	$—	$—	$128,500	$—

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash	$21,241	$—	$—	$21,241
Investments:
First-lien senior secured debt investments	$—	$321	$462,554	$462,875
Second-lien senior secured debt investments	—	10,823	26,391	37,214
Unsecured debt investments	—	—	21,422	21,422
Specialty finance debt investments	—	—	8,526	8,526
Preferred equity investments	—	—	16,087	16,087
Common equity investments	—	—	29,567	29,567
Specialty finance equity investments	—	—	6,938	6,938
Subtotal	—	11,144	571,485	582,629
Investments measured at NAV(1)	—	—	—	14,565
Total Investments	$—	$11,144	$571,485	$597,194
_______________
(1)     Includes investments in Credit SLF, BOCSO 2025 and Blue Owl Leasing LLC, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
_______________
(1)     Includes investments in Credit SLF, BOCSO 2025 and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$490,304	$57,555	$20,644	$8,156	$14,936	$76,791	$6,743	$675,129
Purchases of investments, net	4,320	—	—	344	—	—	208	4,872
Payment-in-kind	1,193	262	819	30	248	46	—	2,598
Proceeds from investments, net	(54,601)	—	—	(4)	—	(46,263)	—	(100,868)
Net change in unrealized gain (loss) on investments	(563)	642	(43)	—	892	(27,101)	(13)	(26,186)
Net realized gain (loss) on investments	(760)	—	—	—	—	26,094	—	25,334
Net accretion/amortization of discount/premium on investments	392	143	2	—	11	—	—	548
Transfers between investment types	22,500	(22,500)	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	(231)	(9,711)	—	—	—	—	—	(9,942)
Fair Value, End of Period	$462,554	$26,391	$21,422	$8,526	$16,087	$29,567	$6,938	$571,485
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2026, transfers out of Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Nine Months Ended September 30, 2026
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$1,218,616	$119,703	$38,673	$7,491	$67,143	$77,020	$13,303	$1,541,949
Purchases of investments, net	22,720	—	—	911	—	288	339	24,258
Payment-in-kind	4,298	759	2,255	168	2,201	134	—	9,815
Proceeds from investments, net	(797,194)	(47,425)	(19,465)	(44)	(51,568)	(47,166)	(6,504)	(969,366)
Net change in unrealized gain (loss) on investments	(8,098)	(17,434)	(745)	—	(3,359)	(20,810)	(683)	(51,129)
Net realized gain (loss) on investments	(4,694)	(7,676)	690	—	1,090	20,057	483	9,950
Net accretion/amortization of discount/premium on investments	1,887	312	14	—	580	—	—	2,793
Transfers between investment types	22,500	(22,500)	—	—	—	—	—	—
Transfers into (out of) Level 3(1)	2,519	652	—	—	—	44	—	3,215
Fair Value, End of Period	$462,554	$26,391	$21,422	$8,526	$16,087	$29,567	$6,938	$571,485
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, transfers into Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of and for the Three Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$1,303,172	$132,864	$36,411	$6,294	$63,693	$91,791	$10,493	$1,644,718
Purchases of investments, net	97,420	—	759	973	1,015	1,343	517	102,027
Payment-in-kind	503	408	1,483	85	1,111	43	—	3,633
Proceeds from investments, net	(70,693)	—	(557)	—	(49)	(201)	—	(71,500)
Net change in unrealized gain (loss) on investments	(5,982)	(7,873)	(112)	—	268	(1,740)	608	(14,831)
Net realized gain (loss) on investments	(12)	—	—	—	—	(99)	—	(111)
Net accretion/amortization of discount/premium on investments	1,430	126	6	—	39	—	—	1,601
Transfers between investment types	(41)	—	—	—	—	41	—	—
Fair Value, End of Period	$1,325,797	$125,525	$37,990	$7,352	$66,077	$91,178	$11,618	$1,665,537
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	As of and for the Nine Months Ended September 30, 2025
	Debt Investments				Equity Investments
	First-Lien Senior Secured	Second-Lien Senior Secured	Unsecured	Specialty Finance	Preferred	Common	Specialty Finance	Total
Fair value, beginning of period	$1,495,835	$139,322	$33,594	$5,040	$59,385	$101,868	$8,219	$1,843,263
Purchases of investments, net	159,303	—	758	2,192	2,147	1,931	1,368	167,699
Payment-in-kind	5,345	3,230	3,689	136	3,697	124	—	16,221
Proceeds from investments, net	(315,659)	(27,098)	(1,253)	—	(257)	(10,822)	(170)	(355,259)
Net change in unrealized gain (loss) on investments	(19,103)	7,493	1,231	(16)	982	(3,323)	2,201	(10,535)
Net realized gain (loss) on investments	(75)	(20,066)	(56)	—	3	1,359	—	(18,835)
Net accretion/amortization of discount/premium on investments	5,851	715	27	—	120	—	—	6,713
Transfers between investment types	(41)	—	—	—	—	41	—	—
Transfers into (out of) Level 3(1)	(5,659)	21,929	—	—	—	—	—	16,270
Fair Value, End of Period	$1,325,797	$125,525	$37,990	$7,352	$66,077	$91,178	$11,618	$1,665,537
_______________
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, transfers into/ (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies and an investment measured at net asset value which is no longer categorized within the fair value hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

The table below presents information with respect to the net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
First-lien senior secured debt investments	$(1,237)	$(5,982)	$(13,980)	$(20,449)
Second-lien senior secured debt investments	(1,141)	(7,874)	(35,978)	(12,767)
Unsecured debt investments	(43)	(111)	(745)	1,231
Specialty finance debt investments	—	1	—	(17)
Preferred equity investments	892	269	(2,161)	982
Common equity investments	(975)	(1,739)	(845)	82
Specialty finance equity investments	(13)	609	(215)	1,180
Total Investments	$(2,517)	$(14,827)	$(53,924)	$(29,758)
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

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$445,674	Yield Analysis	Market Yield	8.1% - 27.9% (11.9%)	Decrease
	16,880	Recovery Analysis	Recovery Rate	0.0% - 100.0% (52.6%)	Increase
Second-lien senior secured debt investments	$25,310	Yield Analysis	Market Yield	11.2% - 55.0% (34.5%)	Decrease
	1,081	Recovery Analysis	Recovery Rate	3.3% - 3.3% (3.3%)	Increase
Unsecured debt investments	$19,953	Yield Analysis	Market Yield	5.5% -18.7% (13.9%)	Decrease
	1,268	Market Approach	EBITDA Multiple	12.0x - 12.0x (12.0x)	Increase
	201	Recovery Analysis	Recovery Rate	71.0% - 71.0% (71.0%)	Increase
Specialty finance debt investments	$8,526	Yield Analysis	Market Yield	12.7% - 12.7% (12.7%)	Decrease
Preferred equity investments	$10,976	Yield Analysis	Market Yield	13.5% - 60.0% (31.5%)	Decrease
	3,229	Market Approach	EBITDA Multiple	12.8x - 12.8x (12.8x)	Increase
	1,882	Recovery Analysis	Recovery Rate	73.0% - 73.0% (73.0%)	Increase
Common equity investments	$23,336	Market Approach	EBITDA Multiple	5.5x - 19.0x (9.6x)	Increase
	3,451	Market Approach	Revenue Multiple	7.0x - 11.0x (11.0x)	Increase
	2,329	Yield Analysis	Market Yield	8.4% - 8.4% (8.4%)	Decrease
	416	Discounted Cash Flow Analysis	Market Yield	8.6% - 8.6% (8.6%)	Decrease
	35	Market Approach	Gross Profit Multiple	10.0x - 10.0x (10.0x)	Increase
Specialty finance equity investments	$2,158	Discounted Cash Flow Analysis	Market Yield	20.0% - 20.0% (20.0%)	Decrease
	4,616	Market Approach	Recovery Rate	110.0% - 150.0% (140.0%)	Increase
	164	Yield Analysis	Market Yield	12.1% - 12.1% (12.1%)	Decrease

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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	As of September 30, 2026			As of December 31, 2025
	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value(1)	Unamortized Debt Issuance Costs	Fair Value
Revolving Credit Facility	$(1,203)	$(1,203)	$(1,203)	$9,284	$(2,314)	$9,284
SPV Asset Facility I	126,908	(1,592)	126,908	311,673	(3,327)	311,673
2026 Notes	—	—	—	347,850	(2,150)	359,625
Total Debt	$125,705	$(2,795)	$125,705	$668,807	$(7,791)	$680,582
_______________
(1)The carrying values are presented net of debt issuance costs.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Level 1	$—	$—
Level 2	—	359,625
Level 3	125,705	320,957
Total Debt	$125,705	$680,582
Financial Instruments Not Carried at Fair Value
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding unfunded commitments as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$26,874	$88,831
Delayed draw loan commitments	13,457	52,975
Debt commitments	$40,331	$141,806

Specialty finance equity commitments	$2,889	$6,124
Common equity commitments	155	545
Equity commitments	$3,044	$6,669

Total Unfunded Commitments	$43,375	$148,475
As of September 30, 2026, the Company believed it had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, the Company was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
The table below summarizes transactions with respect to shares of the Company’s common stock during the following periods:

	For the Three Months Ended
	September 30, 2026		September 30, 2025
	Shares	Amount	Shares	Amount
Reinvestment of distributions	—	$—	1,151,700	$9,817
Repurchased shares	—	—	(7,138,809)	(60,323)
Total Shares/Net Repurchases	—	$—	(5,987,109)	$(50,506)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Shares	Amount	Shares	Amount
Reinvestment of distributions	699,880	$5,756	3,743,243	$32,373
Repurchased shares	—	—	(17,598,030)	(150,967)
Total Shares/Net Repurchases	699,880	$5,756	(13,854,787)	$(118,594)
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
During the three and nine months ended September 30, 2025 and 2026, pursuant to the dividend reinvestment plan the Company issued shares as follows:

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
The tables below present cash distributions per share for shareholders of record during the following periods:

For the Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
November 4, 2025	January 27, 2026	January 28, 2026	Monthly	$0.0533	$6,127
February 18, 2026	February 24, 2026	February 25, 2026	Monthly	0.0533	6,145
February 18, 2026	March 17, 2026	March 18, 2026	Monthly	0.0533	6,163
March 5, 2026(2)	March 24, 2026	March 26, 2026	Return of capital	2.5000	289,115
April 14, 2026	April 17, 2026	April 20, 2026	Monthly	0.0350	4,048
April 14, 2026(2)	March 31, 2026	April 21, 2026	Return of capital	0.4200	48,571
May 5, 2026	May 26, 2026	May 27, 2026	Monthly	0.0300	3,469
May 5, 2026	June 30, 2026	July 1, 2026	Monthly	0.0300	3,470
July 16, 2026(2)	July 21, 2026	July 22, 2026	Return of capital	0.6200	71,700
May 5, 2026	July 28, 2026	July 29, 2026	Monthly	0.0300	3,469
August 4, 2026	August 25, 2026	August 27, 2026	Monthly	0.0250	2,891
August 4, 2026	September 29, 2026	September 30, 2026	Monthly	0.0250	2,891
			Total	$3.8749	$448,059
_______________
(1)Totals presented may not sum due to rounding.
(2)Represents in aggregate special cash return of capital distributions reflecting approximately 43% of the Company’s NAV as of December 31, 2025.

For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.01	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.06	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.06	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.06	7,542
May 6, 2025	June 29, 2025	July 30, 2025	Monthly	0.06	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.06	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.06	7,238
			Total	$0.55	$68,528
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
February 19, 2025	March 24, 2025	$36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	53,838	8.61	6,252,963
August 18, 2025	September 25, 2025	60,324	8.45	7,138,809
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations	$9,076	$1,221	$(16,886)	$21,213
Weighted average shares of common stock outstanding—basic and diluted	115,645,897	119,752,779	115,540,561	124,189,895
Earnings per common share-basic and diluted	$0.08	$0.01	$(0.15)	$0.17
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
The following table summarizes the Company’s U.S. federal and state corporate-level income tax expense/(benefit), including related U.S. federal excise tax expense/(benefit), for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. federal and state corporate-level income tax expense/(benefit) exclusive of excise tax	$(1,656)	$380	$(1,019)	$1,364
U.S. federal excise tax expense (benefit)	—	(64)	—	(191)
Realized income tax (expense) / benefit	(8,394)	—	(8,394)	—
The table below presents the net deferred tax liabilities of the Company’s taxable subsidiaries, which are significantly related to GAAP-to-tax outside basis differences in the taxable subsidiaries’ investments in certain partnership interests, for the following periods:

	As of September 30, 2026	As of December 31, 2025
Net Deferred Tax Liabilities/Assets	$2,119	$(10,293)

Blue Owl Capital Corporation II
Notes to Consolidated Financial Statements (Unaudited) — Continued
(Amounts in thousands, except share and per share amounts and as otherwise noted)

Note 11. Financial Highlights
The below are the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value, at beginning of period	$8.27	$8.80
Results of operations:
Net investment income(1)	0.22	0.47
Net realized and unrealized gain (loss)(4)	(0.37)	(0.30)
Net increase (decrease) in net assets resulting from operations	(0.15)	0.17
Distributions:
Distributions from net investment income(2)	(0.22)	(0.47)
Distributions from net realized gains(2)	—	—
Return of capital distribution(2)	(3.54)	—
Undistributed (distributions in excess of) net investment income and net realized gains(2)	(0.12)	(0.08)
Net increase (decrease) in net assets from shareholders' distributions	(3.88)	(0.55)
Total increase (decrease) in net assets	(4.03)	(0.38)
Net asset value, at end of period(9)	$4.25	$8.41

Total Return(5)(6)	(1.8)%	1.8%

Ratios:
Ratio of net expenses to average net assets(3)(7)(8)	10.3%	11.7%
Ratio of net investment income to average net assets(7)	5.1%	7.5%
Portfolio turnover rate	3.5%	13.2%

Supplemental Data:
Weighted-average shares outstanding	115,540,561	124,189,895
Shares outstanding, end of period	115,645,897	113,872,539
Net Assets, End of Period	$491,201	$957,640
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
(8)Prior to any management fee waivers, the annualized total expenses to average net assets for the period ending September 30, 2026 and 2025, was 10.3% and 11.7%, respectively.
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
Distributions
On October 15, 2026, the Board declared a return of capital distribution of $0.62 per share funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distribution of $3.54 per share previously paid in 2026, the Company’s shareholders will have received return of capital distributions totaling $4.16 per share in 2026 and the Company will have returned approximately 50.3% of net asset value as of December 31, 2025.
On November 3, 2026, the Board approved regular monthly distributions for November 2026, through January 2027. The regular monthly cash distributions, each in the gross amount of $0.022 per share, will be payable monthly to shareholders of record as of the monthly record date.

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
The Adviser also serves as investment adviser to Blue Owl Capital Corporation and Blue Owl Credit Income Corp.

Blue Owl consists of three investment platforms:
•Credit, which includes several strategies, including (i) direct lending, which generally offers privately negotiated financing solutions to primarily upper-middle-market companies; (ii) alternative credit, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (iii) investment grade credit, which focuses on generating capital-efficient investment income through asset-backed finance, private corporate credit, and structured products; (iv) liquid credit, which focuses on the management of CLOs; and (v) our other adjacent investment strategies (e.g., strategic equity and healthcare opportunities),
•GP Strategic Capital, which primarily focuses on acquiring equity stakes in, and providing debt financing to, large, multi-product private equity and private credit firms through two investment strategies (GP minority stakes and GP debt financing), and also includes a professional sports minority stakes strategy, and
•Real Assets, which includes a net lease strategy, which focuses on acquiring net-leased real estate occupied by investment grade and creditworthy tenants; a real estate credit strategy which offers a diverse range of competitive financing solutions; and digital infrastructure, which focuses on acquiring, financing, developing and operating data centers and related digital infrastructure assets. The Adviser is part of the direct lending strategy of Blue Owl’s Credit platform which focuses on lending to primarily upper-middle market companies, both private equity-sponsored and non-sponsored and provides a range of customized financing solutions across debt and equity-related instruments. In addition to the Adviser, Blue Owl’s Credit platform’s direct lending strategy is comprised of the Adviser, Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), Blue Owl Technology Credit Advisors II LLC (“OTCA II”) and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with OTCA, OPFA, OTCA II and the Adviser, the “Blue Owl Credit Advisers”), which also are registered investment advisers. As of September 30, 2026, the Adviser and its affiliates had $162.78 billion of assets under management across Blue Owl’s Credit platform.
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
Our Investment Framework
Our investment objective is to generate current income, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Our investment strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies. Since our Adviser and its affiliates began investment activities in April 2016 through September 30, 2026, our Adviser and its affiliates have originated $202.71 billion aggregate principal amount of investments, of which $198.11 billion aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms capable of providing both operational and financial resources. We seek to generate current income primarily in U.S. middle market companies, both sponsored and non-sponsored, through direct originations of senior secured loans or originations of unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans and, to a lesser extent, investments in equity and equity-related securities including warrants, preferred stock and similar forms of senior equity. We may hold our investments directly or through specialty financing portfolio companies and joint ventures. Except for our specialty financing company investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
In general, we define “middle market companies” to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $25 million and $500 million annually and/or annual revenue of $125 million to $5 billion. Within this space, we predominantly focus on investing in upper middle market businesses, where we can structure larger transactions, which we believe to be more resilient and of greater strategic significance. We categorize “upper middle market” companies as those generating $50 million or more of EBITDA annually. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We note that over time, the average EBITDA of companies in our portfolio has grown significantly as the scale of private market solutions has grown. Across our investments, we typically seek to be senior in the capital structure, targeting a loan-to-value ratio (the amount of outstanding debt as a percentage of the value of the company) of 50% or below on average, which may provide a level of downside protection and help preserve capital.
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
As of September 30, 2026, our average debt investment size in each of our portfolio companies was approximately $4.2 million based on fair value. The investment size will vary with the size of our capital base and market conditions. As of September 30, 2026, excluding certain investments that fall outside of our typical borrower profile, our portfolio companies representing 95.8% of our debt portfolio based on fair value, had weighted average annual revenue of $992.2 million, annual EBITDA of $214.3 million, interest coverage of 1.8x, net leverage of 6.7x, and an average net loan-to value of 55%.
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
Revenues
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Our debt investments typically have a term of three to ten years. As of September 30, 2026, 95.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. Interest on our debt investments is generally payable either monthly or quarterly.
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
•cost of calculating our net asset value, including the cost of any third-party valuation services;
•cost of effecting any sales and repurchases of our common stock and other securities;
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
•costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
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
In any period, our interest expense will depend largely on the extent of our borrowings. In addition, we may dedicate assets to financing facilities.
Market Trends
Broader geopolitical developments, including the conflict involving Iran and ongoing technology disruption, have contributed to elevated market volatility, even if they have not altered the fundamental operating environment for the U.S. companies in which we invest. We actively monitor these dynamics alongside other sources of risk. As part of our standard valuation and risk management processes, we conduct reviews of every investment in our portfolio on a quarterly basis and take additional, proactive steps to reassess risk across our portfolio through thematic stress tests. Year-to-date, our regular course portfolio monitoring and risk-specific stress tests, including those related to interest rates changes, tariffs and artificial intelligence, suggest that our portfolio is well positioned, supported by borrowers with strong business fundamentals and defensive characteristics.
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
During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter. The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026 and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate. Increases in base rates and credit spreads increase the yields available on our new investments and the income generated by our existing floating rate investments.
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
Blue Owl serves as the lead, co-lead or administrative agent on many of our investments and approximately 89% of our investments are supported by sophisticated financial sponsors who provide operational and financial resources.

The decline in value of our portfolio was primarily attributable to repayment activity over the quarter. Generally we are not seeing a meaningful increase in amendment activity, requests for increased revolver borrowings, missed payments or other signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
In February 2026, we sold a portion of our portfolio company investments with aggregate fair value of $538.3 million and aggregate total debt commitments of $600.0 million, equivalent to 99.8% of par value to certain purchasers. See “Note 4 — Investments — Asset Sale” for details. Using the proceeds from these asset sales, on March 5, 2026, the Board declared a return of capital distribution of $2.50 per share which was paid to all of our shareholders of record as of March 24, 2026. Subsequently, we paid return of capital distributions of $0.42 per share to all of our shareholders of record as of April 20, 2026 and of $0.62 per share to all of our shareholders of record as of July 21, 2026. Each of these returns of capital was funded by proceeds from ordinary-course portfolio repayment activity.
Further, on October 15, 2026, the Board declared an additional return of capital distribution of $0.62 per share which was paid to all of our shareholders of record as of October 20, 2026 and funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distributions of $3.54 per share previously paid in 2026, the Company’s shareholders will have received return of capital distributions totaling $4.16 per share in 2026 and we will have returned approximately 50.3% of net asset value as of December 31, 2025. See “Note 12 — Subsequent Events” for details.
Subject to the approval of our Board, we intend to continue to prioritize additional return of capital distributions to our shareholders on a quarterly basis and expect to fund these quarterly returns of capital with repayments, earnings, proceeds from the sale of assets or strategic transactions. Based on our visibility of repayments in the short-term and long-term repayment expectations (generally 6-8% per quarter historically), we anticipate that we may return 5% or more of our then-prevailing NAV to shareholders each quarter.
We also expect, subject to the approval of our Board, to continue to make monthly cash dividends to our shareholders from the Company’s net investment income.
Following this year’s asset sales and repayments, the portfolio continues to perform as designed. Portfolio composition and sector concentrations remain well diversified and the average position size remains substantially unchanged compared to last quarter, even as the number of portfolio companies has declined. Other key metrics remain largely constant compared to last quarter including borrower weighted average EBITDA and interest coverage, as well as weighted average spread and maturities. We believe this consistency reflects our disciplined portfolio construction, which has underpinned our strong net annualized total return since inception. Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of future geopolitical, economic or financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged.
As of September 30, 2026, based on fair value, our portfolio consisted of 77.5% first lien senior secured debt investments (of which 65% we consider to be unitranche debt investments (including “last-out” portions of such loans)), 6.2% second-lien senior secured debt investments, 3.6% unsecured investments, 1.4% specialty finance debt investments, 2.7% preferred equity investments, 5.6% common equity investments, 2.9% specialty finance equity investments, and 0.1% joint venture investments.
As of September 30, 2026, our weighted average total yield of the portfolio at fair value and amortized cost was 9.9% and 8.8%, respectively, and our weighted average yield of accruing debt and income producing securities at fair value and amortized cost was 11.0% and 10.4%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of September 30, 2026, the weighted average spread of floating rate debt investments was 6.0%.
As of September 30, 2026, we had investments in 145 portfolio companies with an aggregate fair value of $597.2 million. As of September 30, 2026, we had net leverage of 0.22x debt-to-equity.

The table below presents our investment activity for the following periods (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
($ in thousands)	2026	2025
New investment commitments:
Gross originations	$22,500	$130,209
Less: Sell downs	—	(873)
Total new investment commitments	$22,500	$129,336
Principal amount of new investments funded:
First-lien senior secured debt investments	$22,500	$87,732
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	201
Specialty finance debt investments	—	972
Preferred equity investments	—	405
Common equity investments	—	1,952
Specialty finance equity investments	—	5,336
Joint venture investments	—	—
Total principal amount of new investments funded	$22,500	$96,598

Drawdowns (repayments) on revolvers and delayed draw term loans, net	$2,135	$7,892

Principal amount of investments sold or repaid:
First-lien senior secured debt investments(3)	$(74,182)	$(72,385)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Specialty finance debt investments	—	—
Preferred equity investments	—	(49)
Common equity investments	(46,274)	(201)
Specialty finance equity investments	(1,913)	(3,518)
Joint venture investments	—	—
Total principal amount of investments sold or repaid	$(122,369)	$(76,153)

Number of new investment commitments in new portfolio companies(1)	1	11
Average new investment commitment amount in new portfolio companies	$22,500	$7,899
Weighted average term for new investment commitments (in years)	4.2	5.6
Percentage of new debt investment commitments at floating rates	100.0%	98.4%
Percentage of new debt investment commitments at fixed rates	—%	1.6%
Weighted average interest rate of new investment commitments(2)	13.1%	8.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	9.0%	5.0%
_______________
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.08% and 3.98% as of September 30, 2026 and 2025, respectively.
(3)Includes scheduled paydowns.

The table below presents investments at fair value and amortized cost as of the following periods:

	As of September 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$495,017	$462,875	$1,251,162	$1,221,372
Second-lien senior secured debt investments	82,928	37,214	159,446	131,054
Unsecured debt investments	20,841	21,422	37,347	38,673
Specialty finance debt investments	8,518	8,526	7,483	7,491
Preferred equity investments	19,878	16,087	67,578	67,143
Common equity investments	28,970	33,576	55,486	80,120
Specialty finance equity investments	13,855	17,180	25,571	30,360
Joint ventures	334	314	334	337
Total Investments	$670,341	$597,194	$1,604,407	$1,576,550
_______________
(1)We consider 65% and 48% of first-lien senior secured debt investments to be unitranche loans as of September 30, 2026 and December 31, 2025, respectively.
The table below describes investments by industry composition based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Advertising and media	5.5%	2.8%
Aerospace and defense	2.4	1.2
Asset Based Lending and Fund Finance(1)	5.3	2.3
Automotive Services	0.7	3.0
Buildings and real estate	2.4	5.1
Business services	2.2	2.0
Chemicals	7.7	4.7
Consumer products	1.6	2.7
Containers and packaging	1.5	2.4
Distribution	2.0	1.8
Education	0.5	0.5
Energy equipment and services	—	0.6
Financial services	2.8	4.4
Food and beverage	4.2	6.0
Healthcare equipment and services	1.6	2.7
Healthcare providers and services	13.2	9.8
Healthcare technology	10.2	7.8
Household products	6.2	2.4
Human resource support services	2.5	2.0
Infrastructure and environmental services	0.6	1.2
Insurance	1.4	2.0	(3)
Internet software and services	11.2	10.9
Joint ventures(4)	0.1	0.0	(5)
Leisure and entertainment	0.5	2.5
Manufacturing	5.6	9.8
Pharmaceuticals(2)	0.2	0.8
Professional services	2.5	3.2
Specialty retail	3.2	3.7
Telecommunications	0.5	0.2
Transportation	1.7	1.5
Total	100.0%	100.0%
_______________

(1)Includes investments in Amergin AssetCo and BOCSO 2025.
(2)Includes investment in LSI Financing DAC as of September 30, 2026 and investments in LSI Financing DAC and LSI Financing LLC as of December 31, 2025.
(3)Includes investments in Fifth Season.
(4)Includes investments in Credit SLF and Blue Owl Leasing.
(5)Rounds to less than 0.1%.
The table below describes investments by geographic composition based on fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
United States:
Midwest	20.2%	22.3%
Northeast	14.1	18.3
South	41.2	38.4
West	19.5	15.3
International	5.0	5.7
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	As of September 30, 2026	As of December 31, 2025
Weighted average total yield of portfolio(1)	9.9%	9.9%
Weighted average total yield of accruing debt and income producing securities(1)	11.0%	10.3%
Weighted average interest rate of accruing debt securities	10.1%	9.7%
Weighted average spread over base rate of floating rate debt investments	6.0%	5.8%
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
The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the Investment Team and all material amendments, waivers and restructurings require the approval of a majority of the Diversified Lending Investment Committee. As of September 30, 2026, 2.7% of our portfolio at fair value is on non-accrual. Our average annual gain (loss) ratio is (0.20)%.
The table below shows the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	As of September 30, 2026		As of December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio(1)
($ in thousands)
1	$31,829	5.3%	$182,103	11.6%
2	403,203	67.5	1,177,657	74.7
3	145,934	24.4	190,376	12.1
4	3,349	0.6	9,000	0.6
5	12,879	2.2	17,414	1.1
Total	$597,194	100.0%	$1,576,550	100.0%
________________
(1)     Totals presented may not sum due to rounding.

The table below shows the amortized cost and fair value of our performing and non-accrual investments as of the following periods:

	As of September 30, 2026				As of December 31, 2025
($ in thousands)	Amortized Cost	Percentage	Fair Value	Percentage	Amortized Cost	Percentage	Fair Value	Percentage
Performing	$600,566	89.6%	$580,966	97.3%	$1,554,266	96.9%	$1,553,996	98.6%
Non-accrual	69,775	10.4	16,228	2.7	50,141	3.1	22,554	1.4
Total	$670,341	100.0%	$597,194	100.0%	$1,604,407	100.0%	$1,576,550	100.0%
Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
Specialty Financing Portfolio Companies and Joint Ventures
We leverage the expanding role that private lenders are being asked to play in the broader credit markets to evaluate cross-platform opportunities including strategic equity and accretive joint venture investments that have cash flow and credit profiles that provide consistent income.
Specialty Financing Portfolio Companies
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. As of September 30, 2026, the fair market value of our investment in Amergin Asset Management LLC was $2.2 million. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2026, the fair market value of our investment in Amergin AssetCo was $13.1 million, of which $4.6 million is equity and $8.5 million is debt, and we had an unfunded equity commitment of $0.9 million.
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
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of September 30, 2026, the fair value of our investment in LSI Financing DAC was $0.2 million.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. The Adviser provides consulting services to a subsidiary of LSI Financing LLC in exchange for a fee. The Adviser has agreed to waive a portion of the management fee payable by us pursuant to the Investment Advisory Agreement equal to the pro rata amount of such consulting fee. On November 25, 2024, we redeemed a portion of our interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. In the second quarter of 2026, we redeemed our interest in LSI Financing LLC for proceeds of $10.6 million and recognized a $1.05 million gain on the transaction. As of September 30, 2026, the Company’s remaining commitment on LSI Financing LLC was $2.0 million.
Blue Owl Cross-Strategy Opportunities 2025-1 LLC (fka Blue Owl Cross-Strategy Opportunities LLC) (“BOCSO 2025”), which was formed to invest in alternative credit assets, including asset-based finance (“ABF”). ABF is a subsector of private credit focused on generating income from pools of financial, physical or other assets. We believe exposure to alternative credit presents an attractive opportunity as alternative credit is a growing subsector of private credit. On September 18, 2025, we made an initial equity contribution to BOCSO 2025. As of September 30, 2026, our investment at fair value in BOCSO 2025 was $10.2 million and our total commitment was $10.2 million. As of September 30, 2026, the portfolio consists of six investments totaling $0.73 billion and $0.72 billion at cost and fair value, respectively, ranging in costs from $24.9 million to $187.4 million and with a fair value ranging from $24.9 million to $184.5 million. The largest investment is 25.8% of the total cost of BOCSO 2025’s portfolio. As of September 30, 2026, the portfolio asset class composition was 51.1% ABF — Specialty finance, 45.5% ABF — Leasing, and 3.4% ABF — Commercial Real Estate.
We do not consolidate our equity interests in our specialty financing portfolio companies.

Joint Ventures
Credit SLF is a joint venture between the Credit SLF Members. Credit SLF’s principal purpose is to make investments primarily in senior broadly syndicated loans to U.S. middle-market companies. It was formed in May 2024 and made its first portfolio company investment in July 2024.
Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
Refer to Exhibit 99.1 for the Credit SLF’s Supplemental Financial Information.
Blue Owl Leasing is a joint venture between the Blue Owl Leasing Members. Blue Owl Leasing’s principal purpose is to make investments primarily in fixed-rate equipment leases and loans. These investments are generally secured by essential-use equipment and critical software. It was formed in June 2025 and made its first portfolio company investment in October 2025.
Blue Owl Leasing is managed by the Blue Owl Leasing Members who must unanimously approve investment decisions. The Blue Owl Leasing Members coinvest through Blue Owl Leasing, or its wholly owned subsidiaries.
As of September 30, 2026, our investment at fair value in Blue Owl Leasing was $89 thousand. As of September 30, 2026, Blue Owl Leasing had a $55.2 million investment.
Refer to Exhibit 99.2 for the Blue Owl Leasing’s Supplemental Financial Information.
Results of Operations
The below table presents our operating results for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Total Investment Income	$16,829	$46,182	$(29,353)	$76,603	$150,715	$(74,112)
Less: Total Operating Expenses	8,493	28,472	(19,979)	52,397	90,833	(38,436)
Net Investment Income (Loss) Before Taxes	8,336	17,710	(9,374)	24,206	59,882	(35,676)
Less: Income tax expense (benefit), including excise tax expense (benefit)	(1,656)	316	(1,972)	(1,019)	1,173	(2,192)
Net Investment Income (Loss) After Taxes	9,992	17,394	(7,402)	25,225	58,709	(33,484)
Net change in unrealized gain (loss)	(17,860)	(16,164)	(1,696)	(37,723)	(18,796)	(18,927)
Net realized gain (loss)	16,944	(9)	16,953	(4,388)	(18,700)	14,312
Net Increase (Decrease) in Net Assets Resulting from Operations	$9,076	$1,221	$7,855	$(16,886)	$21,213	$(38,099)
Net increase (decrease) in net assets resulting from operations can vary from period-to-period as a result of various factors, including the level of investment originations and exit activity, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest income from investments	$12,877	$38,892	$(26,015)	$56,670	$126,049	$(69,379)
PIK interest income	2,189	2,764	(575)	7,370	10,793	(3,423)
Dividend income	1,645	3,938	(2,293)	9,080	12,158	(3,078)
Other income	118	588	(470)	3,483	1,715	1,768
Total Investment Income	$16,829	$46,182	$(29,353)	$76,603	$150,715	$(74,112)
We expect that investment income will vary based on a variety of factors, including the pace of our originations and repayments.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Investment income decreased by $29.4 million for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to decreases in interest income and dividend income. The decreases in interest income of $26.0 million and in dividend income of $2.3 million, were driven by a strategic reduction in our debt portfolio at par from $1.6 billion as of September 30, 2025, to $0.6 billion as of September 30, 2026, as a part of our effort to prioritize return of capital distributions of 5% or more to shareholders each quarter during the year ended December 31, 2026. Additionally, contributing to a lesser degree to the decline in our investment income was the reduction in the weighted average yield of our portfolio from 10.5% to 9.9% period-over-period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature and which decreased period-over-period, from $0.7 million to $0.3 million due to a decrease in repayment. PIK interest income and other income remained relatively flat period-over-period. Other income also includes fees that are generally available to us as a result of closing investments and generally paid at the time of closing.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Investment income decreased by $74.1 million for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to a decrease in interest income, PIK interest income and dividend income, partially offset by an increase in other income. Interest income, PIK interest income and dividend income declined by $69.4 million, $3.4 million and $3.1 million, respectively, due to a reduction in our debt portfolio at par from $1.6 billion as of September 30, 2025, to $0.6 billion as of September 30, 2026, largely due to sales of our portfolio investments as a part of our effort to prioritize return of capital distributions of 5% or more to shareholders each quarter we announced in 2026, and to a lesser degree due to a decrease in weighted average yields from 10.5% to 9.9% year-over-year. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns, which are non-recurring in nature which decreased period-over-period from $4.9 million to $1.7 million primarily due to a decrease in repayment activity. Other income increased period-over-period, by $1.8 million, primarily due to earned fees on an equity investment redemption. Other income also includes fees that are generally available to us as a result of closing investments and generally paid at the time of closing.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Interest expense	$2,970	$15,975	$(13,005)	$33,230	$50,783	$(17,553)
Management fees, net	2,441	6,492	(4,051)	10,072	20,663	(10,591)
Performance based incentive fees	—	3,688	(3,688)	—	12,451	(12,451)
Professional fees	1,331	1,160	171	3,990	3,378	612
Directors’ fees	195	195	—	590	590	—
Other general and administrative	1,556	962	594	4,515	2,968	1,547
Total Operating Expenses	$8,493	$28,472	$(19,979)	$52,397	$90,833	$(38,436)
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Total operating expenses decreased by $20.0 million for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to decreases in interest expense, management fees and incentive fees. The decrease in interest expense was driven by a decrease in our daily weighted average borrowings from $719.8 million to $174.5 million and a decrease in our weighted average interest rate from 8.4% to 6.2% (including the impact of fees on undrawn portions of our credit facilities) period-over-period. The decrease in incentive fees of $3.7 million was due to a decrease in investment income, primarily as a result of lower interest income earned period-over-period, as noted above. The decrease in management fees of $4.1 million is due to a decrease in average gross assets driven by sales and repayments of portfolio investments.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Total operating expenses decreased by $38.4 million for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to decreases in interest expense, incentive fees and management fees. The decrease in interest expense of $17.6 million was driven by a decrease in our daily weighted average borrowings from $789.0 million to $386.4 million, partially offset by an increase in our weighted average interest rate from 8.1% to 9.3% (including the impact of fees on undrawn portions of our credit facilities) period-over-period. The decrease of $12.5 million in incentive fees was due to a decrease in investment income, primarily as a result of lower interest income earned period-over-period, as noted above. The decrease in management fees of $10.6 million was due to a decrease in average gross assets driven by sales and repayments of portfolio investments.

Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were comprised of the following:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net change in unrealized gain (loss) on investments	$(24,575)	$(15,433)	$(9,142)	$(43,614)	$(20,264)	$(23,350)
Translation of assets and liabilities in foreign currencies	(8)	(674)	666	(855)	1,610	(2,465)
Income tax (provision) benefit	6,723	(57)	6,780	6,746	(142)	6,888
Net Change in Unrealized Gain (Loss)	$(17,860)	$(16,164)	$(1,696)	$(37,723)	$(18,796)	$(18,927)
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, the net unrealized loss was primarily driven by reversals of prior period unrealized gains that were realized during the period, partially offset by increase in the fair value of certain debt investments, as further detailed below. For the three months ended September 30, 2025, the net unrealized loss was primarily driven by decreases in the fair value of certain debt investments as further detailed below.
The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2026	Portfolio Company	For the Three Months Ended September 30, 2025
($ in thousands)		($ in thousands)
Windows Entities	$(26,104)	ASP Conair Holdings	$(5,178)
Notorious Topco, LLC (dba Beauty Industry Group)	(1,652)	Notorious Topco, LLC (dba Beauty Industry Group)	(3,041)
National Dentex Labs LLC (fka Barracuda Dental LLC)	(785)	Loparex Midco B.V.	(2,559)
Pluralsight, LLC	(778)	Peraton Corp.	(1,510)
Loparex Midco B.V.	(765)	Pluralsight, LLC	(1,276)
Cornerstone OnDemand, Inc.	(536)	New PLI Holdings, LLC (dba PLI)(1)	(973)
Norvax, LLC (dba GoHealth)	762	National Dentex Labs LLC (fka Barracuda Dental LLC)	(824)
Peraton Corp.	1,104	Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	(686)
Nscale Limited	1,461	PetVet Care Centers, LLC	(455)
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	1,777	Cornerstone OnDemand, Inc.	666
Remaining portfolio companies	941	Remaining portfolio companies	403
Total	$(24,575)	Total	$(15,433)
_____________
(1)Portfolio company is a non-controlled, affiliated investment.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026 and 2025, the net unrealized losses were primarily driven by decreases in the fair value of certain debt and equity investments, as well as reversals of prior period unrealized gains that were realized in the current period and exits of certain equity investments as detailed below.

The tables below present the ten largest contributors to the change in net unrealized gain (loss) on investments for the following periods:

Portfolio Company	For the Nine Months Ended September 30, 2026	Portfolio Company	For the Nine Months Ended September 30, 2025
($ in thousands)		($ in thousands)
Loparex Midco B.V.	$(29,379)	ASP Conair Holdings LP	$(10,959)
Windows Entities	(26,104)	National Dentex Labs LLC (fka Barracuda Dental LLC)	(8,682)
Cornerstone OnDemand, Inc.	(9,319)	Notorious Topco, LLC (dba Beauty Industry Group)	(8,402)
Pluralsight, LLC	(4,661)	PCF Holdco, LLC (dba PCF Insurance Services)	(5,619)
Notorious Topco, LLC (dba Beauty Industry Group)	(1,962)	EOS Finco S.A.R.L.	(3,506)
Nscale Limited	2,215	Peraton Corp.	(3,133)
Advancion Holdings, LLC (fka Aruba Investments Holdings, LLC)	2,260	Cornerstone OnDemand, Inc.	2,309
EOS Finco S.A.R.L	5,703	Valence Surface Technologies LLC	2,331
Walker Edison Furniture Company LLC(1)	11,955	CIBT Global, Inc.	4,774
Conair Holdings LLC	18,015	H-Food Holdings, LLC	17,223
Remaining portfolio companies	(12,337)	Remaining portfolio companies	(6,600)
Total	$(43,614)	Total	$(20,264)
_______________
(1)Portfolio company is a non-controlled, affiliated investment.
Net Realized Gain (Loss)
The table below presents the realized gains and losses on fully exited and partially exited portfolio companies during the following periods:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net realized gain (loss) on investments	$25,335	$(444)	$25,779	$3,512	$(19,114)	$22,626
Net realized gain (loss) on foreign currency transactions	3	435	(432)	494	414	80
Realized income tax (expense) / benefit	(8,394)	—	(8,394)	(8,394)	—	(8,394)
Net Realized Gain (Loss)	$16,944	$(9)	$16,953	$(4,388)	$(18,700)	$14,312
Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
For the three and nine months ended September 30, 2026, we recognized net realized gains on investments of $25.3 million and $3.5 million, respectively, as compared to losses of $0.4 million and $19.1 million, respectively, in the prior year periods, primarily driven by the full or partial sales of investments and the restructuring of certain debt investments. The gains in the current year period were partially driven by a gain of $1.9 million from the asset sale described in “Note 4 - Investments” to our consolidated financial statements included in this Quarterly Report.

The tables below present the largest contributors to the change in net realized gain (loss) on investments for the following periods:

Portfolio Company	For the Three Months Ended September 30, 2026
($ in thousands)
Windows Entities	$26,104
Norvax, LLC (dba GoHealth)	(762)
Remaining portfolio companies	(7)
Total	$25,335

Portfolio Company	For the Three Months Ended September 30, 2025
($ in thousands)
Norvax, LLC (dba GoHealth)	$(426)
BCTO WIW Holdings, Inc. (dba When I Work)	(99)
Icefall Parent, Inc. (dba EngageSmart)	68
Remaining portfolio companies	13
Total	$(444)

Portfolio Company	For the Nine Months Ended September 30, 2026
($ in thousands)
Windows Entities	$26,104
MINDBODY, Inc.	1,099
LSI Financing LLC(1)	1,045
VCI Asset Holdings LLC	772
EOS Finco S.A.R.L	(5,874)
Conair Holdings LLC	(8,947)
Walker Edison Furniture Company LLC(1)	(12,122)
Remaining portfolio companies	1,435
Total	$3,512
_______________
(1)Portfolio company is a non-controlled, affiliated investment.

Portfolio Company	For the Nine Months Ended September 30, 2025
($ in thousands)
H-Food Holdings, LLC	$(15,359)
CIBT Global, Inc.	(4,785)
PCF Holdco, LLC (dba PCF Insurance Services)	4,057
HFS Matterhorn Topco, Inc.	(1,625)
GoHealth, Inc.	(974)
Norvax, LLC (dba GoHealth)	(426)
Remaining Portfolio Companies	(2)
Total	$(19,114)
Realized Gross Internal Rate of Return
Since we began investing in 2017 through September 30, 2026, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of approximately 9.7% (based on total capital invested of $4.2 billion and total proceeds from these exited investments of $5.2 billion).

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
As of September 30, 2026 and December 31, 2025, our asset coverage ratios were 481% and 240%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash as of September 30, 2026, taken together with our available debt of $102.2 million, is expected to be sufficient for our investing activities and to conduct our operations in the near term.
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
As of September 30, 2026, we had $21.2 million in cash, including foreign cash. During the nine months ended September 30, 2026, cash provided by operating activities was $953.8 million, primarily as a result of repayments and selldowns of portfolio investments of $951.4 million and other operating activities of $32.7 million, partially offset by funding portfolio investments of $30.3 million. Lastly, we used $991.8 million of cash for financing activities during the period, as a result of $409.4 million of return of capital distributions in addition to net repayments on our credit facilities of $548.1 million, dividends of $32.9 million paid to our shareholders, and deferred financing costs paid of $1.4 million.
As of September 30, 2025, we had $49.1 million in cash, including foreign cash. During the nine months ended September 30, 2025, cash provided by operating activities was $254.8 million, primarily as a result of selldowns and repayments of portfolio investments of $408.0 million and other operating activities of $49.7 million, partially offset by funding portfolio investments of $202.9 million. Lastly, we used $256.6 million of cash for financing activities during the period, as a result of distributions paid of $38.7 million, repurchased shares of $151.7 million, and deferred financing costs paid of $1.2 million, and net repayments on our credit facilities of $65.0 million.

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
The table below summarizes transactions with respect to shares of our common stock during the following periods:

	For the Three Months Ended
	September 30, 2026		September 30, 2025
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	—	$—	1,151,700	$9,817
Repurchased shares	—	—	(7,138,809)	(60,323)
Total shares/net proceeds	—	$—	(5,987,109)	$(50,506)

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
($ in thousands, except share amounts)	Shares	Amount	Shares	Amount
Reinvestment of distributions	699,880	$5,756	3,743,243	$32,373
Repurchased shares	—	—	(17,598,030)	(150,967)
Total Shares/Net Repurchases	699,880	$5,756	(13,854,787)	$(118,594)
During the three and nine months ended September 30, 2026 and 2025, shares issued pursuant to the dividend reinvestment plan were issued as follows:

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
January 29, 2025	January 28, 2025	404,165	$8.79
February 13, 2025	December 31, 2024	133,727	8.80
February 26, 2025	February 25, 2025	407,046	8.78
March 26, 2025	March 25, 2025	394,211	8.75
April 30, 2025	April 29, 2025	400,981	8.63
May 13, 2025	March 31, 2025	65,631	8.72
May 28, 2025	May 27, 2025	402,219	8.62
June 25, 2025	June 24, 2025	383,563	8.61
July 30, 2025	July 29, 2025	385,457	8.57
August 27, 2025	August 26, 2025	388,223	8.55
September 25, 2025	September 24, 2025	378,020	8.45
January 28, 2026	January 27, 2026	347,777	8.26
February 25, 2026	February 24, 2026	352,103	8.19
On February 17, 2026, the Board determined to terminate the Company’s dividend reinvestment plan. All future distributions are expected to be paid in cash.
Distributions
Our Board has authorized and declared monthly and/or quarterly distribution amounts per share of common stock, in each case payable monthly and/or quarterly in arrears. The following table presents cash distributions per share for shareholders of record during the following period:

For the Nine Months Ended September 30, 2026
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share(1)	Distribution Amount
($ in thousands, except per share amounts)
November 4, 2025	January 27, 2026	January 28, 2026	Monthly	$0.0533	$6,127
February 18, 2026	February 24, 2026	February 25, 2026	Monthly	0.0533	6,145
February 18, 2026	March 17, 2026	March 18, 2026	Monthly	0.0533	6,163
March 5, 2026(2)	March 24, 2026	March 26, 2026	Return of capital	2.5000	289,115
April 14, 2026	April 17, 2026	April 20, 2026	Monthly	0.0350	4,048
April 14, 2026(2)	March 31, 2026	April 21, 2026	Return of capital	0.4200	48,571
May 5, 2026	May 26, 2026	May 27, 2026	Monthly	0.0300	3,469
May 5, 2026	June 30, 2026	July 1, 2026	Monthly	0.0300	3,470
July 16, 2026(2)	July 21, 2026	July 22, 2026	Return of capital	0.6200	71,700
May 5, 2026	July 28, 2026	July 29, 2026	Monthly	0.0300	3,469
August 4, 2026	August 25, 2026	August 27, 2026	Monthly	0.0250	2,891
August 4, 2026	September 29, 2026	September 30, 2026	Monthly	0.0250	2,891
			Total	$3.8749	$448,059
_______________
(1)Totals presented may not sum due to rounding.
(2)Represents in aggregate special cash return of capital distributions reflecting approximately 43% of the Company’s NAV as of December 31, 2025. See “Note 12 — Subsequent Events” for details related to an additional return of capital distribution of $0.62 per share declared on October 15, 2026.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions is not determined until the Company’s taxable year end.
The following table presents cash distributions per share for shareholders of record during the following period:

For the Nine Months Ended September 30, 2025
Declaration Date	Record Date	Payment Date	Dividend	Distribution Per Share	Distribution Amount
($ in thousands, except per share amounts)
November 8, 2024	January 28, 2025	January 29, 2025	Monthly	$0.06	$7,664
February 18, 2025	February 25, 2025	February 26, 2025	Monthly	0.06	7,696
February 18, 2025	March 25, 2025	March 26, 2025	Monthly	0.06	7,720
February 18, 2025	March 31, 2025	May 15, 2025	Quarterly	0.01	1,249
February 18, 2025	April 29, 2025	April 30, 2025	Monthly	0.06	7,492
May 6, 2025	May 27, 2025	May 28, 2025	Monthly	0.06	7,520
May 6, 2025	June 24, 2025	June 25, 2025	Monthly	0.06	7,542
May 6, 2025	June 29, 2025	July 30, 2025	Monthly	0.06	7,192
August 5, 2025	August 26, 2025	August 27, 2025	Monthly	0.06	7,215
August 5, 2025	September 24, 2025	September 25, 2025	Monthly	0.06	7,238
			Total	$0.55	$68,528
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

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
($ in thousands, except share and per share amounts)
February 19, 2025	March 24, 2025	36,805	$8.75	4,206,258
May 16, 2025	June 27, 2025	53,838	8.61	6,252,963
August 18, 2025	September 25, 2025	60,324	8.45	7,138,809
Total Return Since Inception
Cumulative total return for the period April 4, 2017 to September 30, 2026 was 76.4% (without upfront sales load) and 67.5% (with maximum upfront sales load). The following table presents cumulative total returns for the nine months ended September 30, 2026, rolling 1-year, 3-year and 5-year periods and since inception.

	Shareholder Returns (Without Sales Charge)						Shareholder Returns (With Maximum Sales Charge)
		Annualized Total Return
	YTD	1-Year	3-Year(3)	5-Year(3)	Since Inception(3)	Cumulative Total Return Since Inception(3)	Cumulative Total Return Since Inception(3)
Total Shareholder Returns(1)(2)	(1.8)%	(1.5)%	3.3%	5.5%	8.0%	76.4%	67.5%
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
Debt
As of September 30, 2026, we had in place an Amended and Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Facility”), as well as a special purpose vehicle asset credit facility and in the future, we may enter into additional borrowing arrangements of these types. See “Note 5 — Debt” to our consolidated financial statements included in this Quarterly Report.

Aggregate Borrowings
Our debt obligations consisted of the below as of the following periods:

	As of September 30, 2026
($ in thousands)	Maturity Date	Aggregate Principal Committed	Outstanding Principal	Unused Portion(3)	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Revolving Credit Facility(2)	1/12/2029	$75,000	$—	$75,000	$75,000	$(1,203)	$(1,203)
SPV Asset Facility I	11/30/2030	200,000	128,500	71,500	27,161	(1,592)	126,908
Total Debt		$275,000	$128,500	$146,500	$102,161	$(2,795)	$125,705
_______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)There were no outstanding borrowings on the Revolving Credit Facility as of September 30, 2026.
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
______________
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Net carrying value includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)The unused portion is the amount upon which commitment fees, if any, are based.
For the following periods, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$2,723	$15,030	$26,832	$47,658
Amortization of debt issuance costs	247	945	6,398	3,125
Total Interest Expense	$2,970	$15,975	$33,230	$50,783
Average interest rate(1)	6.2%	8.4%	9.3%	8.1%
Average daily borrowings	$174,478	$719,845	$386,368	$788,998
_______________
(1)Includes the impact of fees on undrawn portions of the Company’s credit facilities for the three and nine months ended September 30, 2026, and 2025.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility
September 30, 2026 (unaudited)	$—	$4,813	$—	N/A
December 31, 2025	11.6	2,395	—	N/A
December 31, 2024	50.4	2,306	—	N/A
Promissory Note(5)
December 31, 2020	$—	$—	$—	N/A
December 31, 2019	—	2,687	—	N/A
December 31, 2018	—	2,397	—	N/A
December 31, 2017	—	4,969	—	N/A
SPV Asset Facility I
September 30, 2026 (unaudited)	$128.5	$4,813	$—	N/A
December 31, 2025	315.0	2,395	—	N/A
December 31, 2024	195.0	2,306	—	N/A
December 31, 2023	60.0	2,390	—	N/A
December 31, 2022	374.2	2,288	—	N/A
December 31, 2021	412.2	2,213	—	N/A
December 31, 2020	365.1	2,416	—	N/A
December 31, 2019	265.7	2,687	—	N/A
December 31, 2018	302.5	2,397	—	N/A
December 31, 2017	20.0	4,969	—	N/A
SPV Asset Facility II(6)
December 31, 2023	$125.0	$2,390	$—	N/A
December 31, 2022	176.0	2,288	—	N/A
December 31, 2021	255.0	2,213	—	N/A
December 31, 2020	191.0	2,416	—	N/A
CLO XIII(8)
December 31, 2025	$—	$2,395	$—	N/A
December 31, 2024	260.0	2,306	—	N/A
December 31, 2023	260.0	2,390	—	N/A
2024 Notes(7)
December 31, 2023	$100.0	$2,390	$—	N/A
December 31, 2022	450.0	2,288	—	N/A
December 31, 2021	450.0	2,213	—	N/A
December 31, 2020	350.0	2,416	—	N/A
December 31, 2019	300.0	2,687	—	N/A
2026 Notes(9)
December 31, 2025	$350.0	$2,395	—	N/A
December 31, 2024	350.0	2,306	—	N/A
December 31, 2023	350.0	2,390	—	N/A
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
(9)2026 Notes were repaid in May 2026.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Revolving loan commitments	$26,874	$88,831
Delayed draw loan commitments	13,457	52,975
Debt commitments	$40,331	$141,806

Specialty finance equity commitments	$2,889	$6,124
Common equity commitments	155	545
Equity commitments	$3,044	$6,669

Total Unfunded Commitments	$43,375	$148,475
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments.
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
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
We invest in Credit SLF, Blue Owl Leasing and LSI Financing LLC, controlled affiliated investments, as defined in the 1940 Act. See “Note 3 — Agreements and Related Party Transactions” to our consolidated financial statements included in this Quarterly Report for further details.

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
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
The Company applies the practical expedient provided by the ASC 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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

Investments are generally placed on non-accrual status when it is not probable that principal or interest will be collected in full. Accrued interest receivable is generally not carried as an asset once a loan is placed on non-accrual status unless collection is considered probable. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Cash receipts on non-accrual loans are recognized as interest income only when collection of principal is probable and otherwise are applied as a reduction of the loan’s recorded investment. Management may make exceptions to this treatment and determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to our shareholders, for each taxable year, at least (i) 90% of our “investment company taxable income” for that year, which is generally our net ordinary income plus the excess, if any, of our realized net short-term capital gains over our realized net long-term capital losses and (ii) our net tax-exempt income. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. In order for us to not be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. excise tax on this income.
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
Recent Developments
Distributions
On October 15, 2026, our Board declared a return of capital distribution of $0.62 per share funded by proceeds from ordinary-course portfolio repayment activity. Inclusive of the return of capital distribution of $3.54 per share previously paid in 2026, our shareholders will have received return of capital distributions totaling $4.16 per share in 2026. Inclusive of this distribution and previously paid return of capital distributions, we will have returned approximately 50.3% of net asset value as of December 31, 2025.
On November 3, 2026, our Board approved regular monthly distributions for November 2026, through January 2027. The regular monthly cash distributions, each in the gross amount of $0.022 per share, will be payable monthly to shareholders of record as of the monthly record date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, a prolonged government shutdown, the ongoing war between Russia and Ukraine, continued political unrest in various countries such as Venezuela, the conflicts in the Middle East and North Africa regions, and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below.
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
As of September 30, 2026, 95.6% of our debt investments based on fair value in our portfolio were at floating rates. Additionally, the weighted average SOFR floor, based on fair value, of our debt investments was 0.8%. The Revolving Credit Facility and the SPV Asset Facility bear interest at variable rates with interest rate floors of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3 month reference rate election and there are no changes in our investment and borrowing structure.

($ in thousands)	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$15,598	$3,855	$11,743
Up 200 basis points	10,399	2,570	7,829
Up 100 basis points	5,199	1,285	3,914
Down 100 basis points	(5,199)	(1,285)	(3,914)
Down 200 basis points	(10,391)	(2,570)	(7,821)
Down 300 basis points	(15,571)	(3,855)	(11,716)
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2026 and December 31, 2025, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serve as the Company’s principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the quarter ended September 30, 2026, we did not sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits

3.1
Articles of Amendment and Restatement, dated April 4, 2017, as amended on June 22, 2023 (incorporated by reference Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).

21.1*	Subsidiary List

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (Unaudited) as of and for the period ended September 30, 2026.
99.2*	Supplemental Financial Information (Unaudited) of Blue Owl Leasing LLC as of and for the period ended September 30, 2026.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Owl Capital Corporation II

Date: November 6, 2026	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Date: November 6, 2026	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer